Form 10QSB
period 1995-05-06
NOBILITY HOMES INC
filed 1995-06-21
CIK 72205

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Quarterly period ended May 6, 1995

                          Commission File number 0-6506

                              NOBILITY HOMES, INC.
                 (Name of small business issuer in its charter)

                      Florida                           59-1166102
           (State or other jurisdiction              (I.R.S. Employer
                of incorporation or                Identification No.)
                   organization)

                3741 S.W. 7th Street
                    Ocala, Florida                          34474
          (Address of principal executive offices)        (Zip Code)

                                 (904) 732-5157
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
            Title of each class                        on which registered

                    None                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.10 par value
                                (Title of Class)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days. Yes  X ; No    .

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as May 6, 1995. 1,270,102

                              NOBILITY HOMES, INC.

                                      INDEX


                                                               Page
   PART I.   Financial Information                            Number


   Item 1.   Financial Statements

               Consolidated Balance Sheets as of May 6, 1995
                 and October 29, 1994  . . . . . . . . . . . . . . . . .    3

               Consolidated Statements of Income for the
                 three and six months ended May 6, 1995 and
                 April 30, 1994  . . . . . . . . . . . . . . . . . . . .    5

               Consolidated Statements of Cash Flows for the
                 six months ended May 6, 1995 and April 30,
                 1994  . . . . . . . . . . . . . . . . . . . . . . . . .    7

               Notes to Consolidated Financial Statements  . . . . . . .    9

   Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Conditions  . . . . . . . . .   10

   PART II.  Other Information and Signatures

   Item 6.   Exhibits and Reports of Form 8-K  . . . . . . . . . . . . .   13

                         PART I.  FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      May 6,      October 29,
                                                       1995          1994
                                                    (Unaudited)
    ASSETS

    Current assets:
      Cash and cash equivalents                    $   371,993   $ 1,743,102
      Accounts receivable - trade, net of
        allowance for doubtful accounts of
        $48,000                                        620,916       378,883
      Accounts receivable - trade, from related
         parties                                     1,428,227       792,011
      Inventories                                    5,828,859     4,604,299
      Notes receivable                                  38,771        47,500
      Notes receivable from related parties
         installment sales                                -          297,584
      Income taxes receivable                          225,269       225,269
      Deferred income taxes                            945,730       945,730
      Other current assets                              57,038       162,131
                                                     ---------     ---------
              Total current assets                   9,516,803     9,196,509

    Property, plant and equipment, net                 991,080       929,773
    Receivable from related party for life
      insurance premiums                               458,610       458,610
    Other noncurrent assets - cash surrender
      value                                            770,081       770,081
                                                    ----------   -----------
              Total assets                         $11,736,574   $11,354,973
                                                   ===========   ===========
    LIABILITIES & STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable                             $ 1,065,840   $ 1,093,174
      Accrued expenses                                 595,101       638,665
      Floor plan financing                             852,929     1,553,602
      Revolving line of credit                         403,711          -
      Note payable to stockholders                     100,000       133,333
      Income taxes payable                             382,000          -
      Customer deposits                                182,209       217,375
      Deferred gain on related party
         installment sales                                -          348,884

      Deferred gross profit on related
         party sales                                    84,633        84,633
      Other liabilities                                 19,312        40,685
                                                    ----------    ----------

              Total current liabilities              3,685,735     4,110,351
                                                    ----------    ----------

      Notes payable - cash surrender value             620,965       620,965
      Notes payable after one year                       8,263         9,449
      Notes payable to stockholders after
         one year                                      100,000       133,333
                                                    ----------    ----------
              Total liabilities                      4,414,963     4,874,098
                                                    ----------   -----------

    Commitments and contingencies
    Stockholders' equity:
      Preferred stock, $.10 par value, 500,000
         shares authorized, none issued
      Common stock, $.10 par value, 4,000,000
         shares authorized, 1,724,738 shares
         issued                                        172,473       172,473
      Additional paid in capital                     1,934,921     1,934,921
      Retained earnings                              6,802,083     5,894,361
      Less treasury stock, at cost; 454,636
         shares in 1995 and 446,236 in 1994         (1,587,866)   (1,520,880)
                                                   -----------   -----------
         Total stockholders' equity                  7,321,611     6,480,875
                                                   -----------   -----------
         Total liabilities and stockholders'
              equity                               $11,736,574   $11,354,973
                                                   ===========   ===========

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                 Three Months Ended        Six Months Ended

                                  May 6,  April 30,      May 6,   April 30,
                                  1995       1994        1995        1994

    Net sales                 $7,224,122 $5,258,700 $12,556,975 $10,340,495
    Net sales-related
      parties                    292,766    343,537   1,062,824     627,319
                               ---------   --------   ---------    --------
      Total sales              7,516,888  5,602,237  13,619,799  10,967,814

    Cost of goods sold         5,482,849  4,352,478  10,239,116   8,345,030
                               ---------   --------   ---------    --------

      Gross profit             2,034,039  1,249,759   3,380,683   2,622,784

    Selling, general and ad-
      ministrative expenses    1,215,801    777,734   2,088,168   1,490,844
    Interest expense on
      floor plan financing        54,436     42,849     109,994      86,448
                               ---------   --------  ----------   ---------
      Operating income           763,802    429,176   1,182,521   1,045,492
                               ---------   --------   ---------   ---------

    Other income (expenses):
      Gain on sale of fixed
         assets                     -          -           -        231,327
      Gain on sale of
       limited partnerships         -          -        348,884      80,418
      Interest income              2,690     18,431      11,794      27,618
      Interest expense            (6,682)    (5,128)    (12,649)     (5,128)
      Miscellaneous income         4,683      3,726       4,172       3,726
                               ---------   --------    --------   ---------
                                     691     17,029     352,201     337,961
                               ---------   --------   ---------   ---------

    Net income before pro-
      vision for income taxes    764,493    446,205   1,534,722   1,383,453
    Less provision for
      income taxes               312,000    164,000     627,000     516,000
                               ---------   --------   ---------    --------

    Income before cumulative
      effect                     452,493    282,205     907,722     867,453

    Cumulative effect of a
      change to FAS 109             -          -           -        664,000
                               ---------  ---------    --------   ---------
         Net income           $  452,493 $  282,205 $   907,722 $ 1,531,453
                              ========== ==========  ==========  ==========

    Weighted average shares
      outstanding              1,275,306  1,290,502   1,275,568   1,290,502
                              ========== ==========  ==========  ==========

    Earnings per share
      Income before cumula-
         tive effect                -          -           -            .67
      Cumulative effect             -          -           -            .52
         Net income            $     .35  $     .22   $     .71   $    1.19
                              ========== ==========  ==========  ==========

                               NOBILITY HOME, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                         Six Months Ended
                                                       May 6,      April 30,
                                                        1995          1994

    Cash flows from operating activities:
      Net income                                    $   907,722   $ 1,531,453
      Adjustments to reconcile net income to net
         cash flows used in operating activities:
            Depreciation and amortization                53,342        34,359
            Gain on sale of idle facility                  -         (231,327)
         Deferred income taxes - noncurrent                -         (664,000)
            (Increase) decrease in:
              Accounts receivable-trade                (242,033)     (357,662)
              Accounts receivable-trade from
                related parties                        (636,216)      156,273
              Inventories                            (1,224,560)     (268,783)
              Other current assets                      113,822      (113,922)
            Increase (decrease) in:
              Accounts payable                          (27,334)      118,104
              Accrued expenses                          (43,564)       19,749
              Customer deposits                         (35,166)      142,454
              Income taxes payable                      382,000      (416,000)
              Deferred gain on related party
                sales                                  (348,884)      (80,418)
              Other current liabilities                 (21,373)       20,564
                                                    -----------   -----------
            Net cash flows provided by
              operating activities                   (1,122,244)     (109,156)
                                                    -----------   -----------

    Cash flows from investing activities:
      Purchase of equipment                            (114,649)      (30,583)
      Proceeds from sale of property and
         equipment                                         -          323,670
      Collections of note receivable from related
         party installment sale                         297,584       183,418
                                                    -----------    ----------
            Net cash flows provided by
              investing activities                      182,935       476,505
                                                    -----------    ----------

    Cash flows from financing activities:
      Decrease in floor plan financing                 (700,673)     (369,611)
      Increase in revolving line of credit              403,711          -
      Principal payments on note payable to
         stockholders                                   (66,666)         -
      Principal payment on notes payable - other         (1,186)       (6,728)
    Purchase of treasury stock                          (66,986)
                                                    -----------   -----------
      Net cash flows used in
         financing activities                          (431,800)     (376,339)
                                                    -----------   -----------

    Decrease in cash and cash equivalents            (1,371,109)       (8,990)
      Cash and cash equivalents at beginning
         of year                                      1,743,102     2,917,670
                                                   ------------   -----------
    Cash and cash equivalents at end of quarter     $   371,993   $ 2,908,680
                                                     ==========    ==========
    Supplemental disclosure of cash flow
      information
    Interest paid                                   $    12,649   $     5,128
                                                     ==========    ==========
    Income taxes paid                               $   245,000   $   825,000
                                                     ==========    ==========

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     I. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the six months ended May 6, 1995 are not necessarily indicative of the results of the full fiscal year.

        Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission rules and regulations governing form 10-QSB. The condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's October 29, 1994 form 10-KSB annual report.

     II.  Inventories

        Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Cost components of inventories are material, labor and plant overhead. The cost of goods sold for the six months ended May 6, 1995 and April 30, 1994, reflects opening and closing inventories as follows:

                            May 6,   October 29,  April 30,   October 30,
                             1995        1994        1994        1993

    Raw materials       $  515,786   $  534,292 $  628,175    $  473,074
    Work-in-process         95,972       58,842     70,208        45,521
    Finished homes       4,615,745    3,416,878  3,170,612     2,847,878
    Pre-owned manufac-
      tured homes          281,364      279,627    438,945       374,702
    Model home furni-
      ture and other       319,992      314,660       -          297,982
                        ----------   ----------  ---------    ----------
                        $5,828,859   $4,604,299 $4,307,940    $4,039,157
                        ==========   ========== ==========    ==========

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITIONS
   Results of Operations

        Because the Company's acquisition of Prestige Home Centers, Inc. during fourth quarter of fiscal 1994 has been accounted for in a manner similar to the pooling-of-interest method, the Company's financial statements for the periods in fiscal 1994 prior to the acquisition have been restated on a consolidated basis to include the results of Prestige Home Centers, Inc. as if it had been a wholly-owned subsidiary throughout the fiscal year. The consolidated financial statements also include Prestige Insurance Services, Inc., an independent insurance agency and subsidiary of Prestige Home Centers, Inc.

        Net sales in second quarter of 1995 increased 34 percent to $7,516,888 as compared to $5,602,237 for the second quarter of 1994. The Company sold 267 homes in second quarter 1995 of which 46 homes or $946,661 were sold to independent dealers, 10 homes or $259,260 were sold to communities owned and/or operated by the TLT, Inc. In second quarter 1994 the Company sold 202 homes, of which 56 homes or $970,647 were sold
   to independent dealers, 9 homes or $169,494 were sold to TLT, Inc.   The
   balance of the Company's sales in second quarter of 1995 and 1994 were made on a retail basis through Prestige Home Centers, Inc.

        Gross profit in second quarter of 1995 as a percentage of net sales was 27 percent compared to 22.3 percent for the same period last year.
   The increase in gross profit in second quarter 1995 was primarily due to higher margins on sales at the retail sales centers and as a percentage of net sales the decrease in manufacturing expenses.

        Selling, general and administrative expenses, as a percentage of net sales, was 16.2 percent in the second quarter of 1995 compared to 13.8 percent in 1994. This increase was primarily due to the increased advertising and other promotional expenses incurred at the retail sales centers.

        As a result of the factors discussed above, earnings for second quarter of 1995 were $452,493 or $.35 per share compared to $ 282,205 or $.22 per share in 1994.

   Liquidity and Capital Resources

       Cash and cash equivalents were $371,993 at May 6, 1995 compared to $1,743,102 as of October 29, 1994. The decrease is primarily due to management's decision to reduce third party floor plan financing expense for the Prestige sales centers, with the Company carrying the additional inventory to reduce floor plan interest cost. Accounts receivable from related parties and inventory increased in first quarter of 1995 primarily due to additional inventory of new models sold to TLT, Inc. Inventories increased from $4,604,299 at October 29, 1994 to $5,828,859. This increase is primarily due to the additional new models of singlewides at each sales center.

        As of May 6, 1995 the Company's revolving line of credit was $403,711. This additional working capital is for use in connection with its manufacturing operations and bears interest at the prime rate or below.

        Subsequent to the second quarter of 1995 the Company completed the acquisition of two existing retail sales centers in North Central Florida in exchange for 23,529 shares of the Company's stock.

        Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal 1995. Working capital requirements for inventory for new sales centers are met through a combination of internal sources and floor plan lines.

                   PART II.  OTHER INFORMATION AND SIGNATURES

   Item 6. Exhibits and Reports on Form 8-K

           Exhibit 27  Financial Data Schedule


                                   SIGNATURES


        In accordance with Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                   NOBILITY HOMES, INC.


   DATE: June 19,1995       By:  /s/  Terry E. Trexler
                                 ____________________________________
                                 Terry E. Trexler, Chairman,
                                 President and Chief
                                 Executive Officer



   DATE: June 19,1995       By:  /s/  Thomas W. Trexler
                                 ____________________________________
                                 Thomas W. Trexler, Executive
                                 Vice President, Chief
                                 Financial Officer



   DATE: June 19,1995       By:  /s/  Lynn J. Cramer, Jr.
                                 ____________________________________
                                 Lynn J. Cramer, Jr., Treasurer
                                 and Principal Accounting Officer

                                  EXHIBIT INDEX

   Exhibit 27  Financial Data Schedule