Form 10QSB
period 1995-08-05
NOBILITY HOMES INC
filed 1995-09-19
CIK 72205

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly period ended August 5, 1995

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

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as September 18, 1995. 1,282,431

                              NOBILITY HOMES, INC.

                                      INDEX


                                                                         Page
   PART I.   Financial Information                                     Number


   Item 1.   Financial Statements

               Consolidated Balance Sheets as of August 5, 1995
                  and October 29, 1994 . . . . . . . . . . . . . . . . .    3

               Consolidated Statements of Income for the
                  three and nine months ended August 5, 1995 and
                  July 30, 1994  . . . . . . . . . . . . . . . . . . . .    5

               Consolidated Statements of Cash Flows for the
                  nine months ended August 5, 1995 and July 30,
                  1994 . . . . . . . . . . . . . . . . . . . . . . . . .    7

               Notes to Consolidated Financial Statements  . . . . . . .    9

   Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Conditions  . . . . . . . . .   10

   PART II.  Other Information and Signatures

   Item 6.   Exhibits and Reports of Form 8-K  . . . . . . . . . . . . .   13

                         PART I.  FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                 August 5,    October 29,
                                                   1995          1994
                                                (Unaudited)
    ASSETS

    Current assets:
      Cash and cash equivalents                $ 1,419,360   $ 1,743,102
      Accounts receivable - trade, net of
        allowance for doubtful accounts of
        $48,000                                    425,354       378,883
      Accounts receivable - trade, from
         related parties                         1,952,061       792,011
      Inventories                                7,138,638     4,604,299
      Notes receivable                              35,279        47,500
      Note receivable from related parties
         installment sale                             -          297,584
      Income taxes receivable                      225,269       225,269
      Deferred income taxes                        945,730       945,730
      Other current assets                         177,497       162,131
                                                ----------    ----------

              Total current assets              12,319,188     9,196,509

    Property, plant and equipment, net           1,010,360       929,773
    Receivable from related party for life
      insurance premiums                           458,610       458,610
    Other noncurrent assets - cash surrender
      value                                        770,081       770,081

    Goodwill                                       140,466          -
                                               -----------   -----------
              Total assets                     $14,698,705   $11,354,973
                                               ===========   ===========

    LIABILITIES & STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable                         $ 1,077,491   $ 1,093,174
      Accrued expenses                           1,346,957       638,665
      Floor plan financing                       1,740,223     1,553,602
      Note payable to stockholders                 100,000       133,333
      Income taxes payable                         247,126          -
      Customer deposits                            450,804       217,375
      Deferred gain on related party
         installment sales                            -          348,884

      Deferred gross profit on related              84,633        84,633
         party sales
      Other liabilities                             26,218        40,685
                                                ----------     ---------
              Total current liabilities          5,073,452     4,110,351

      Notes payable - cash surrender value         620,965       620,965
      Notes payable after one year                   6,643         9,449
      Notes payable to stockholders after
         one year                                   66,667       133,333
                                                 ---------    ----------

              Total liabilities                  5,767,727     4,874,098
                                                 ---------    ----------

    Commitments and contingencies

    Stockholders' equity:
      Preferred stock, $.10 par value,
         500,000 shares authorized, none
         issued
      Common stock, $.10 par value, 4,000,000
         shares authorized, 1,748,267 shares
         issued in 1995 and 1,724,738 in 1994      174,826       172,473

      Additional paid in capital                 2,132,569     1,934,921
      Retained earnings                          8,303,650     5,894,361
      Less treasury stock, at cost; 465,836
         shares in 1995 and 446,236 in 1994     (1,680,067)   (1,520,880)
                                                ----------    ----------

         Total stockholders' equity              8,930,978     6,480,875
                                                ----------   -----------
         Total liabilities and stockholders'
              equity                           $14,698,705   $11,354,973
                                               ===========   ===========

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                 Three Months Ended       Nine Months Ended

                               August 5,   July 30,   August 5,    July 30,
                                  1995       1994        1995        1994

    Net sales                 $7,446,728 $5,601,862 $20,020,735 $15,961,942
    Net sales-related
      parties                    263,870    946,634   1,309,661   1,554,368
                               --------- ----------  ----------  ----------
      Total sales              7,710,598  6,548,496  21,330,396  17,516,310

    Cost of goods sold         5,656,118  5,287,416  15,929,075  13,632,446
                               ---------  ---------  ----------  ----------

      Gross profit             2,054,480  1,261,080   5,401,321   3,883,864

    Selling, general and ad-
      ministrative expenses    1,291,107    792,159   3,377,486   2,283,003
    Interest expense on
      floor plan financing        36,371     56,656     114,312     143,104
                              ----------  ---------  ----------   ---------

      Operating income           727,002    412,265   1,909,523   1,457,757
                              ---------- ----------  ----------  ----------

    Other income (expenses):
      Life Insurance Proceeds  1,000,000       -      1,000,000        -
      Gain on sale of fixed
         assets                     -          -           -        231,327
      Gain on sale of
      limited partnerships          -          -        348,884      80,418
      Interest income              5,876     28,264      17,671      60,086
      Interest expense           (16,343)    (9,015)    (28,992)    (20,506)
      Miscellaneous income        (1,968)     5,878       2,203      11,763
                               --------- ----------  ----------  ----------
                                 987,565     25,127   1,339,766     363,088
                               --------- ----------  ----------  ----------

    Net income before pro-
      vision for income taxes  1,714,567    437,392   3,249,289   1,820,845
    Less provision for
      income taxes              (213,000)  (164,000)   (840,000)   (680,000)
                               --------- ---------- -----------   ---------

    Income before cumulative
      effect                   1,501,567    273,392   2,409,289   1,140,845

    Cumulative effect of a
      change to FAS 109             -          -           -        664,000
                              ----------   --------   ---------  ----------

         Net income         $  1,501,567  $ 273,392  $2,409,289  $1,804,845
                              ========== ==========  ==========  ==========

    Weighted average shares
      outstanding              1,273,554  1,290,306   1,276,264   1,290,502
                              ==========  =========  ==========  ==========

    Earnings per share
      Income before cumula-
         tive effect                   -          -           -         .88
      Cumulative effect                -          -           -         .52
                                --------     ------    --------    --------
         Net income             $   1.18    $   .21     $  1.89       $1.40
                                ========     ======    ========    ========

                               NOBILITY HOME, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Nine Months Ended
                                                     August 5,      July 30,
                                                        1995          1994

    Cash flows from operating activities:
      Net income                                  $   2,409,289   $ 1,804,845
      Adjustments to reconcile net income to net
         cash flows used in operating activities:
            Depreciation and amortization                83,039        50,481
            Gain on sale of idle facility                  -         (231,327)
         Deferred income taxes - noncurrent                -         (664,000)
            (Increase) decrease in:
              Accounts receivable-trade                 (46,471)       71,986
              Accounts receivable-trade from
                related parties                      (1,160,050)     (958,690)
              Inventories                            (2,505,455)      284,847
              Other current assets                       (3,144)      (28,645)
            Increase (decrease) in:
              Accounts payable                          (15,683)      (13,626)
              Accrued expenses                          708,292       (12,609)
              Customer deposits                         233,429        21,289
              Income taxes payable                      247,126      (461,000)
              Deferred gain on related party
                sales                                  (348,884)      (80,418)
              Other current liabilities                 (14,467)      (46,227)
                                                      ---------     ---------
            Net cash flows used in
              operating activities                     (412,979)     (263,094)
                                                     ----------     ---------

    Cash flows from investing activities:
      Purchase of equipment                            (132,976)      (48,018)
      Proceeds from sale of property and
         equipment                                         -          323,670
      Collections of note receivable from related
         party installment sale                         297,584        80,418
                                                      ---------     ---------
            Net cash flows provided by
              investing activities                      164,608       356,070
                                                      ---------     ---------

    Cash flows from financing activities:
      Increase (decrease) in floor plan financing       186,621      (400,077)

      Principal payments on note payable to
         stockholders                                   (99,999)         -
      Principal payment on notes payable - other         (2,806)       (6,883)
    Purchase of treasury stock                         (159,187)      (57,000)
                                                     ----------     ---------
      Net cash flows used in
         financing activities                           (75,371)     (463,960)
                                                     ----------     ---------

    Decrease in cash and cash equivalents              (323,742)     (370,984)
      Cash and cash equivalents at beginning
         of year                                      1,743,102     2,917,670
                                                     ----------    ----------
    Cash and cash equivalents at end of quarter   $   1,419,360   $ 2,546,686
                                                     ==========    ==========

    Supplemental disclosure of cash flow
      information
    Interest paid                                   $    28,992   $    20,556
                                                     ==========    ==========
    Income taxes paid                               $   585,000   $ 1,225,000
                                                     ==========    ==========

    Supplemental disclosure of non-cash
     activities

    Issuance of common stock for certain assets
      and liabilities see note 3 "Notes to
      consolidated financial statements"           $    200,000         _
                                                     ==========    ==========

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the nine months ended August 5, 1995 are not necessarily indicative of the results of the full fiscal year.

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

     2.  Inventories

        Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Cost components of inventories are material, labor and plant overhead. The cost of goods sold for the nine months ended August 5, 1995 and July 30, 1994, reflects opening and closing inventories as follows:

                          August 5,  October 29,   July 30,   October 30,
                             1995        1994        1994        1993

    Raw materials       $  540,358   $  534,292 $  654,002    $  473,074
    Work-in-process         90,444       58,842     73,242        45,521
    Finished homes       5,812,190    3,416,878  2,645,692     2,847,878
    Pre-owned manufac-
      tured homes          240,604      279,627    351,485       374,702
    Model home furni-
      ture and other       455,042      314,660     29,889       297,982
                         ---------   ---------- ----------     ---------
                        $7,138,638   $4,604,299 $3,754,310    $4,039,157
                        ==========   ========== ==========    ==========

     3. Acquisition.

        On May 8, 1995, the Company acquired two manufactured home retail sales centers in Florida in an asset acquisition by issuing 23,529 shares of common stock valued at $200,000 and assuming inventory floor plan liabilities of $906,917. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair market value at the date of acquisition. This treatment resulted in approximately $140,466 of cost in excess of net assets acquired, which is being amortized on a straight-line basis over 15 years. The results of operations of the acquired businesses have been included in the consolidated financial statements since the date of acquisition.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

   Results of Operations

        Because the Company's acquisition of Prestige Home Centers, Inc. during the fourth quarter of fiscal 1994 has been accounted for in a manner similar to the pooling-of-interest method, the Company's financial statements for the periods in fiscal 1994 prior to the acquisition have been restated on a consolidated basis to include the results of Prestige Home Centers, Inc. as if it had been a wholly-owned subsidiary throughout the fiscal year. The consolidated financial statements also include Prestige Insurance Services, Inc., an independent insurance agency and subsidiary of Prestige Home Centers, Inc.

        Net sales in the third quarter of 1995 increased 18 percent to $7,710,598 as compared to $6,548,496 for the third quarter of 1994. The Company sold 248 homes in third quarter 1995 of which 34 homes, or $776,514, were sold to independent dealers and 4 homes, or $105,705, were sold to communities owned and/or operated by TLT, Inc. In third quarter 1994 the Company sold 222 homes, of which 84 homes, or $1,511,720, were sold to independent dealers and 31 homes, or $652,677, were sold to TLT,
   Inc.   The balance of the Company's sales in the third quarter of 1995 and
   1994 were made on a retail basis through Prestige Home Centers, Inc. For the first nine months of fiscal 1995 net sales increased 22% to $21,330,396 compared to net sales of $17,516,310 in the first nine months of last fiscal year.

        Gross profit in the third quarter of 1995 as a percentage of net sales was 26.6 percent compared to 19.3 percent for the same period last year. Gross profit for the first nine months of fiscal year 1995 as a percentage of net sales was 25.3 percent compared to 22.2 percent for the first nine months of 1994. This increase in gross profit is primarily due to higher margins on sales at the retail sales centers and a decrease in manufacturing expenses as a percentage of net sales due to the spreading of fixed costs.

        Selling, general and administrative expenses, as a percentage of net sales, was 16.7 percent in the third quarter of 1995 compared to 12.1 percent in 1994. Selling, general and administrative expenses, as a percentage of net sales for the first nine months of 1995 was 15.8 percent compared to 13.0 percent for the same period last year. This increase was primarily due to the increased advertising and other selling expenses incurred at the retail sales centers and the acquisition of two existing retail sales centers in the third quarter of 1995.

        Other income and expense includes life insurance proceeds of $1,000,000 from the key-man life insurance carried on the former president of Prestige Home Centers, Bertus C. Parker, who died on May 31, 1995 after a lengthy illness.

        During the quarter the Company acquired two existing retail sales center in Inverness and Brooksville, Florida. This ongoing expansion brings our total retail sales centers to twelve. These two new locations had sales of approximately $443,000 but incurred losses of approximately $67,000 for the third quarter due to a lag in sales immediately following the acquisition. While absorbing this external growth, the Company continued to reflect strong earnings.

       As a result of the factors discussed above, net income for the third quarter of 1995 was $1,501,567, or $1.18 per share, compared to $273,392, or $.21 per share, in 1994. Net income for the current nine month period was $2,409,289, or $1.89 per share, compared to $1,140,845, or $.88 per share, before the cumulative effect of a change to FAS 109. These results for the third quarter and nine month period in 1995 include the $1,000,000 in non-recurring income.

   Liquidity and Capital Resources

       Cash and cash equivalents were $1,419,360 at August 5, 1995 compared to $371,993 as of May 6, 1995. This is primarily due to proceeds from life insurance of $1,000,000. The Company continues to reduce third party floor plan financing expense for inventory at the Prestige sales centers. Accounts receivable from related parties increased to $1,952,061 from $792,011 as of October 29, 1994. This increase is primarily due to increased inventory sold to TLT, Inc. Inventories increased to $7,138,638 from $4,604,299 as of October 29, 1994. This increase is primarily due to the additional new models of singlewides at each sales center and the additional inventory purchases made in connection with the acquisition of the two existing sales centers.

        Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal 1995. Working capital requirements for inventory for any new sales centers will be met through a combination of internal sources and floor plan lines.

                   PART II.  OTHER INFORMATION AND SIGNATURES

   Item 6. Exhibits and Reports on Form 8-K

           Exhibit 27  Financial Data Schedule


                                   SIGNATURES


        In accordance with Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                         NOBILITY HOMES, INC.


   DATE: September 19, 1995    By:  /s/  Terry E. Trexler
                                 ____________________________________
                                 Terry E. Trexler, Chairman,
                                 President and Chief
                                 Executive Officer



   DATE: September 19, 1995    By:  /s/  Thomas W. Trexler
                                 ____________________________________
                                 Thomas W. Trexler, Executive
                                 Vice President, Chief
                                 Financial Officer



   DATE: September 19, 1995    By:  /s/  Lynn J. Cramer, Jr.
                                 ____________________________________
                                 Lynn J. Cramer, Jr., Treasurer
                                 and Principal Accounting Officer

                                  EXHIBIT INDEX

   Exhibit 27  Financial Data Schedule