Form 10KSB
period 1995-11-04
NOBILITY HOMES INC
filed 1996-01-23
CIK 72205

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                   For the fiscal year ended November 4, 1995

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

                                 (352) 732-5157
                (Issuer's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

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

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        State revenues for issuer's most recent fiscal year:  $30,805,835

        State the aggregate market value of the voting stock held by non-affiliates of the registrant on January 16, 1996, computed by reference to the price at which the stock was sold on that date: $9,970,739

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the issuer's classes of common stock, as of January 16, 1996: 1,320,431 shares of common stock

        DOCUMENTS INCORPORATED BY REFERENCE                   Incorporated at

   Nobility Homes, Inc. Proxy Statement for the 1996       Part III, Items 9,
   Annual Meeting of Shareholders                               10, 11 and 12

                                     PART I

   Item 1.   Description of Business

        Nobility Homes, Inc. (the "Registrant or the "Company"), a corporation organized under the laws of Florida in 1967, designs, manufactures and sells a broad line of manufactured homes on a wholesale basis to manufactured home dealers and manufactured home parks. Trade names used for its manufactured homes (hereinafter "homes") include "Kingswood," "Richwood," "Springwood," "Tropic Isle," "Regency Manor," "Regency Manor Special," and "Tropic Manor." Through its wholly-owned subsidiary, Prestige Home Centers, Inc. ("Prestige"), which was acquired during the fourth quarter of fiscal 1994, the Registrant operates 15 retail sales centers in north and central Florida that sell the Registrant's homes primarily to the family market.

        The Registrant's homes are available in single-wide widths of 12, 14 and 16 feet ranging from 48 to 72 feet in length, double-wide widths of 24 feet, 26 feet and 28 feet ranging from 28 feet to 76 feet in length and triple-wide widths of 36, 38 and 42 feet wide ranging from 46 feet to 68 feet in length. Homes manufactured by the Registrant are available in approximately 100 active models, ranging in size from 636 to 2,153 square feet and contain from one to five bedrooms.

        The homes are sold primarily as unfurnished dwellings ready for permanent occupancy. Interiors are designed and color coordinated in a range of decors. Depending on the size of the unit and quality of appliances and other appointments, retail prices for the Registrant's homes typically range from approximately $14,000 to $60,000. Most of the prices of the Registrant's homes are considered by it to be within the low to medium price range of the industry.

        Both of the Registrant's manufacturing plants utilize assembly line techniques in manufactured home production. Both plants manufacture and assemble the floors, sidewalls, end walls, roofs and interior cabinets for their homes. The Registrant purchases from outside suppliers various other components that are built into its homes including the axles, frames, tires, doors, windows, pre-finished sidings, plywood, ceiling panels, lumber, rafters, insulation, paneling, appliances, heating units, lighting and plumbing fixtures, carpeting and drapes. The Registrant is not dependent upon any one particular supplier for its raw materials or component parts, nor is it required to carry significant amounts of inventory to assure itself of a continuous allotment of goods from suppliers.

        The Registrant's two manufacturing plants operated at an average of approximately 50% of their single shift capacity in fiscal 1995 which represented a 5% increase from the previous fiscal year.

        As of January 20, 1996, the Registrant had 219 full-time employees, including 67 employed by Prestige. Approximately 117 employees are factory personnel compared to approximately 104 in such positions a year ago and 94 are in management, administrative, supervisory, sales and clerical positions (including 51 management and sales personnel employed by Prestige) compared to approximately 76 a year ago. In addition, the Registrant employs part-time employees when necessary.

        The Registrant makes a contribution toward employees' group health and life insurance. The Registrant, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes during the fiscal year and considers its relationship with employees to be generally satisfactory.

        The Registrant generally does not manufacture its homes to be held by it as inventory (except for model home inventory of Prestige), but, rather, manufactures its homes after receipt of dealer orders. Although the Registrant attempts to maintain a consistent level of production of homes throughout the fiscal year, seasonal fluctuations do occur, with sales of homes generally lower during the first quarter due to the holiday season.

        The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product to the dealer. The majority of homes produced by the Registrant are delivered by outside trucking companies. The Registrant estimates that it can compete effectively within a range of approximately 250 miles from its manufacturing plants. During the last two fiscal years, all of the Registrant's sales were made in Florida.

        Since 1991, the Registrant's primary market has shifted from retirees relocating to the Sunbelt to the family market. Primarily through Prestige, the Registrant's sales to the family market surpassed retirement park sales for the first time in fiscal 1992 and have continued to increase as a percent of sales each year since. See "Management's Discussion and Analysis."

        The Registrant sells its homes on a wholesale basis exclusively through 4 full-time salespersons to approximately 55 active dealers. The Registrant had a dealer network of 75 dealers at fiscal year-end 1994, but a number of the dealers did not actively purchase the Registrant's products and were dropped by the Registrant from its network during fiscal 1995. The Registrant attempts continuously to seek new dealers in the areas in which it operates as there is ongoing turnover in the dealers with which it deals at any one time, especially with manufactured home parks as they achieve full occupancy levels. As is common in the industry, most of the Registrant's dealers other than its subsidiary, Prestige, are independent dealers that sell products produced by several manufacturers. However, the Registrant has exclusive sales arrangements with TLT, Inc. ("TLT"), an affiliate of the Registrant's President formed for the purpose of providing a more certain market for the Registrant's products, which operates three manufactured home communities targeted at the retiree market. No one dealer accounted for more than 10.0% of the Registrant's total sales in fiscal 1995. Prior to the Registrant's acquisition of Prestige effective as of the end of August, 1994, Prestige accounted for more than half of the Registrant's sales. Sales to Prestige are booked as an intercompany transaction.

        The manufacture, distribution and sale of homes is subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development ("HUD") has adopted national construction and safety standards that have priority over existing state
   standards.   Compliance with these standards involves submission to and approval by an engineering firm approved by HUD of engineering plans and specifications on all models. HUD's standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. New federal wind standards for manufactured homes sold in hurricane prone areas and new energy standards went into effect in 1994. See "Management's Discussion and Analysis" for information concerning these standards.

        The Registrant estimates that compliance with federal, state and local environmental protection laws will have no material effect upon capital expenditures for plant or equipment modifications or earnings for the next fiscal year.

        The transportation of homes manufactured by the Registrant is subject to state regulation. Generally, special permits must be obtained to transport the home over public highways, and restrictions are imposed to promote travel safety including those relating to routes, travel periods, speed limits, safety equipment and size.

        Homes manufactured by the Registrant are subject to the requirements of the Magnuson-Moss Warranty Act and Federal Trade Commission rulings which regulate warranties on consumer products. The Registrant provides a limited warranty of one year on the structural components of the homes it manufactures.

        Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a "floor plan" basis whereby the financial institution obtains a security interest in all or part of the dealer's manufactured home inventory. The Registrant, upon request of the lending institution, enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer's default, the Registrant will, at the lender's request, repurchase the home provided that the Registrant's liability will not exceed the manufacturer's invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within one year after a home is sold to the dealer, and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale.
   Generally, repurchase is conditioned upon the dealer's insolvency. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. The Registrant was not required to repurchase any homes during fiscal 1995 or 1994. For additional information, see Note 12 of "Notes to Consolidated Financial Statements." The Registrant does not finance retail sales of new homes for its dealers' customers.

        The Registrant does not generally offer consigned inventory programs or other credit terms to dealers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, the Registrant offers extended terms to park dealers who do a high volume of business with the Registrant, including TLT as well as unrelated park dealers. In order to stimulate sales, the Registrant sells homes to selected manufactured home parks for display on special terms. The high visibility of the Registrant's homes in such parks generates additional sales of the Registrant's homes through such dealers. From time to time the Registrant has extended floor plan and working capital financing to TLT in return for which the Registrant receives virtually all of the sales rights for the manufactured homes sold by the parks operated by it. See Note 3 to the Consolidated Financial Statements for additional information concerning such financing.

        The Registrant offers a quarterly and yearly volume bonus award to those dealers who purchase homes from the Registrant in excess of certain specified dollar amounts during a specified period. As an additional dealer incentive, the Registrant assumes certain floor plan financing costs for a specified number of days for dealers who carry in excess of a specified level of the Registrant's inventory. During fiscal 1995 and 1994 the Registrant reimbursed dealers other than TLT $35,644 and $20,955, respectively, as volume bonus awards and for floor plan financing charges under the programs described above. Volume bonus awards to TLT, which are granted on the same basis as to other dealers, were $91,000 in fiscal 1995 and $97,000 in fiscal 1994.

   Prestige Home Centers, Inc.

        Effective August 31, 1994, the Registrant acquired all the outstanding stock of Prestige from its then shareholders, in exchange for 150,000 shares of the Registrant's Common Stock. Prior to becoming a wholly-owned subsidiary of the Registrant, Prestige was owned 45% by the Registrant's President, 45% by his son (a director of the Registrant and, since December 1994, its Executive Vice President and Chief Financial Officer), and 10% by the President of Prestige. The acquisition eliminated the conflicts of interest inherent in the Registrant doing business with an entity controlled by executive officers and directors of the Registrant, while at the same time allowing the Registrant to benefit from the growing market for its homes through the acquisition or development by Prestige of additional retail lots within the Registrant's geographic market area.

        Prestige, which was formed as a Florida corporation in July 1990, operates 15 retail lots in north and central Florida. Its principal executive offices are located at the Registrant's headquarters in Ocala, Florida. According to statistics compiled by Statistical Surveys, Inc. from records on file with the State of Florida, Prestige was the largest retail dealer of multi-section manufactured homes in Florida in 1994 and 1995 based on number of home sales.

        Each of Prestige's retail lots is located within 250 miles of one of the Registrant's two manufacturing facilities. Prestige leases its retail lots from unaffiliated parties under leases with terms of between one and three years with renewal options. The following table sets forth the location of each of Prestige's retail outlets, and the date on which each was opened or acquired:

                         Location        Date Opened

                         Ocala South     July 1990
                         Ocala North     July 1990
                         St. Augustine   July 1990
                         Chiefland       July 1990
                         Tallahassee     February 1993
                         Tampa           February 1993
                         Ocala West      March 1993
                         Lake City       June 1993
                         Auburndale      August 1994
                         Jacksonville    September 1994
                         Inverness       May 1995
                         Brooksville     May 1995
                         Tavares         November 1995
                         North
                         Chiefland       November 1995
                         Perry           November 1995


        The Inverness and Brooksville sales centers were acquired in May 1995 in exchange for Common Stock with a fair market value of $200,000 and the assumption of floor plan liabilities of approximately $900,000. The Tavares, North Chiefland and Perry sales centers were acquired in November 1995 in exchange for Common Stock with a fair market value of $252,000.

        The primary customers of Prestige are young, first-time home buyers who generally purchase manufactured homes to place on their own homesites. Prestige operates its retail sales centers with a model home concept.
   Each of the homes displayed at its retail sales centers is furnished and decorated as a model home. Although the model homes may be purchased from Prestige's model home inventory, generally, customers order homes which are shipped directly from the factory to their homesite. Prestige sales generally are to purchasers living within a radius of approximately 100 miles from the selling retail lot.

        Financing for home purchases is provided by one of several independent sources that specialize in manufactured housing lending. Additionally, numerous local banks finance manufactured home purchases. Prestige is not required to sign any recourse agreements with any of these retail financing sources, nor does Prestige itself finance customers' new home purchases.

        The retail sale of manufactured homes is a highly competitive business. Because of the large number of retail sales centers located throughout the Registrant's market area, potential customers typically can find a sales center within a 100 mile radius of their present home. Prestige competes with over 50 other retailers in its primary market area, some of which may have greater financial resources than Prestige. In addition, the larger, more expensive manufactured homes offered by Prestige compete with conventional site-built housing.

        Prestige's wholly-owned subsidiary, Prestige Insurance Services, Inc., operates as an independent insurance agent offering credit life and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes. It receives a commission on the insurance premium collected at the time an insurance policy is written and in future years if the homeowner renews the policy. Its revenues were less than $24,000 and $40,000 in fiscal 1995 and 1994, respectively.


   Competition

        The manufactured home industry is highly competitive. The initial investment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry in the business vary from state to state and range from zero to $100,000 per state. The bond requirement for Florida is $50,000 per plant. The Registrant competes directly with other manufacturers, some of which are considerably larger than it and possess greater financial resources. Based on number of units sold, the Registrant ranks 6th in the state of Florida out of the top 45 manufacturers selling manufactured homes in the state; however, the Registrant estimates that of those 45 manufacturers approximately 15 manufacture homes of the same type as the Registrant and compete in the same market area. The Registrant believes that it is generally competitive with most of those manufacturers in terms of price, service, warranty and product performance.


   Item 2.   Properties

        As of November 4, 1995, two manufacturing plants were owned and operated by the Registrant as follows:

                                           Depreciated Cost of
                            Approximate    Plant and Property
   Location                     Size       at November 4, 1995

   Belleview, Florida       33,500 sq. ft.      $  72,048
   Ocala, Florida(1)        72,000 sq. ft.        516,413

   _________________________
   (1) This 72,000 square foot plant is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as the Registrant's corporate offices.

        The Company's Belleview plant is metal and concrete construction and the Ocala plant is of metal construction. Both properties are in good condition and require little maintenance.


   Item 3.   Pending Legal Proceedings

        Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, any related liabilities that might arise would be covered under terms of the Company's liability insurance policies or would not be material to the financial statements taken as a whole.

   Item 4.   Submission of Matters to a Vote of Security Holders

        None


                                     PART II

   Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        On January 10, 1994, the Registrant's Common Stock was listed on the Nasdaq National Market under the symbol NOBH. The following table shows the range of high and low sales prices for the Common Stock for each fiscal quarter of 1995 and 1994.

                                     Fiscal Year End (1)

                           November 4, 1995   October 30, 1994
    Quarter                 High      Low      High       Low

    1st                   $10        $8-1/2   $13      $11-3/8
    2nd                     8-1/4     7-1/4    12-1/8   9-1/4
    3rd                    11-3/4    10-1/4     9-7/8   8-1/2
    4th                    16-1/2    13-1/2     8-3/4   7-1/2

   _______________________________
   (1) On January 19, 1996 a three-for-two stock split in the form of a stock dividend was paid to shareholders of record on December 22, 1995 and on January 31, 1994 a 10% stock dividend was paid to shareholders of record on January 7, 1994. Amounts in the table have not been restated to give effect to the 1996 stock split.

        At January 16, 1996, the approximate number of record holders of Common Stock was 259 (not including individual participants in security position listings).

        The payment of cash dividends will be within the discretion of the Registrant's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Registrant. During fiscal 1995 and 1994 no cash dividends were paid.


   Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

        During fiscal 1995, the Company achieved growth in both revenues and earnings. Total net sales increased 33.4% to $30,805,835 from $23,082,391 in fiscal 1994. The increase in fiscal 1995 sales was primarily due to the Company having ten retail sales centers in full operation throughout fiscal 1995 and the acquisition of two existing retail sales centers in May 1995. In fiscal 1994, the Company had eight retail sales centers in full operation. Two additional retail sales centers were opened in August and September 1994, respectively, but did not produce any sales until the first quarter of fiscal 1995. In addition, the year ended November 4, 1995 consisted of a fifty-three (53) week period and the year ended October 29, 1994 consisted of a fifty-two (52) week period. A portion of the fiscal 1995 increase in sales also was due to higher costs passed on to customers resulting from the new HUD regulations described below.

        The Registrant's primary focus is young, first time home buyers who already live and work in the area. These buyers generally purchase their manufactured homes from retail sales centers to locate on property they own. The Registrant has aggressively pursued this market through its Prestige retail sales centers, which have become the principal focus of its business strategy. While the Registrant actively seeks to make wholesale sales to independent retail dealers, the Registrant's presence as a competitor limits potential sales in the same geographic areas serviced by its Prestige sales centers.

        The Registrant continues to make sales to the retirement community market, which is made up of retirees from the north who move to Florida to enjoy its milder winters and who typically purchase homes to be located on sites leased from park communities that offer a variety of amenities. While a significant portion of the Registrant's sales in this market are made to communities owned and/or operated by the Registrant's affiliate, TLT, the importance to the Registrant of the retirement market continues to diminish, both as a focus of its efforts and in dollars and as percentage of total sales.

        Industry-wide production of manufactured homes continued to improve in 1995, up 11.4% over 1994, extending the trend begun in 1992. According to industry sources, however, production of manufactured houses in Florida decreased approximately 8.6% for the first eleven months of calendar 1995 following increases of 4.2% in 1994 and 6.9% in 1993 as compared to the prior year. The statewide increase in production of homes in 1994 and 1993 was primarily due to the increased demand for homes in South Florida during the rebuilding following Hurricane Andrew. Nobility's growth was more impressive, as new retail home sales increased by 36.1% in fiscal 1995 and 31.3% in fiscal 1994.

        The Company sold 1,030 homes in fiscal 1995, of which 181 homes were sold to independent dealers, representing sales of $3,874,817, and 55 homes were sold to TLT communities, representing sales of $1,295,209. In fiscal 1994, the Company sold 838 homes, of which 230 homes were sold to independent dealers, representing sales of $4,257,766; and 65 homes were sold to TLT communities, representing sales of $1,395,207. The balance of the Registrant's sales in fiscal 1995 and 1994 were made on a retail basis through Prestige's retail centers. The decline in sales to independent dealers is a result of the Registrant's presence through its Prestige retail lots as a competitor in the same geographic markets.

        The Registrant has a product line of approximately 100 active models. Market demand can fluctuate on a fairly short-term basis; however, the manufacturing process is such that the Registrant can alter its product mix relatively quickly in response to changes in the market. During fiscal 1995, the Registrant's product mix was positively affected by larger, more expensive double-wide and triple-wide homes and better acceptance of the Registrant's single-wide homes both resulting from greater consumer confidence and the availability of varied types of financing at competitive rates. Many family buyers today purchase three- or four-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement community market.

        In an effort to make manufactured homes more competitive with conventional housing, the outside financing sources that finance home purchases by Prestige's customers continue to develop creative and attractive financing packages including 30-year mortgages, an interest rate reduction program, combination land/manufactured home loans, and a 5% down payment program for qualified buyers.

        Gross profit in fiscal 1995 as a percent of net sales was 23.4% compared to 22.0% in fiscal 1994. The increase in gross profit in fiscal 1995 was primarily due to an 8.4% increase in the average new home sales prices and better operating efficiencies at both the Prestige retail centers and at the Registrant's manufacturing plants.

        Selling, general and administrative expenses as a percent of net sales was 14.1% as compared to 14.3% in fiscal 1994.

        Other income of $1,339,743 for the 1995 fiscal year consisted of:
   (1) $1,000,000 in non-recurring income from the key-man insurance carried on the former president of Prestige Homes, Bertus C. Parker, who died May 31, 1995 after a lengthy illness; and (2) $348,884 gain from the sale of the Company's limited partnership interest in Saddle Oak Club. During fiscal 1994, the Company recognized a $231,327 gain from the sale of its idle North Carolina manufacturing plant and a $162,530 gain from the sale of its limited partnership interest in Saddle Oak Club and interest of approximately $34,192 on the installment sale.

        Effective October 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes ("FAS 109"). The adoption of FAS 109 changed the Company's method of accounting for income taxes from a deferred method to an asset and liability approach. During the first quarter of fiscal 1994, FAS 109 had the effect of increasing net income by $664,000. As a result of accounting for the Company's acquisition of Prestige effective as of August 31, 1994 in a manner similar to the pooling-of-interests method, the tax benefit and related cumulative effect adjustments initially recorded in first quarter 1994 were reduced to $580,000 to reflect the calculation under the combined operations.

        As a result of the factors discussed above, earnings for fiscal year 1995 were $2,957,438 or $2.31 per share compared to $1,769,176 or $1.37 per share for fiscal year 1994.

        In 1994 new HUD regulations took effect which require that manufactured homes built after July 13, 1994 be constructed to more stringent standards. Florida is split between two wind zones. Homes sold in Zone II, which includes most of north and central Florida, must be able to withstand winds of up to 100 miles per hour, while homes sold in Zone III, which covers primarily the coastal areas of south Florida, must be
   able to withstand winds up to 110 miles per hour.   Homes built to these
   standards are significantly stronger than homes built prior to the effective date. Home set-up was also affected with much stronger tie down anchoring requirements. Most of the Registrant's homes are sold in Zone II.

        HUD has also issued new thermal standards for manufacturing housing which were effective for homes manufactured beginning October 25, 1994. These regulations mandate a much higher insulation throughout the home including the floor, walls and roof and an improved ventilation system for the whole house, including kitchen and baths.


   Liquidity and Capital Resources

        Cash and cash equivalents were $932,432 at November 4, 1995 compared to $1,743,102 at October 29, 1994. The decrease is primarily due to management's decision to reduce third party floor plan financing expenses for its Prestige sales centers, with the Company carrying the inventory to reduce floor plan interest costs. The Company has approximately $6 million of floor plan financing availability with third party financial institutions to be utilized to floor plan inventory for the retail sales centers. During fiscal 1995, the Company maintained an average of $1.5 million on third party floor plans, which was paid off during the fourth quarter of 1995, compared with an average of $2.0 million in fiscal 1994.

        During fiscal 1995, the Company increased its Revolving Credit Agreement from $1.5 million to $2.5 million of working capital for use in connection with its overall operations. At November 4, 1995, borrowings under the Agreement totaled $919,000. This amount has been netted against cash and cash equivalents in the consolidated balance sheet due to the legal right of offset established by a Cash Management Agreement with the bank. The outstanding advance was repaid on the first business day of fiscal year 1996.

        Working capital increased to $6,803,729 on November 4, 1995 from $5,086,158 on October 29, 1994. Inventories increased to $6,786,159 at fiscal year end 1995 from $4,604,299 at fiscal year end 1994. The increase in inventories is primarily due to (1) acquisition of the two retail sales centers in 1995; and (2) an increase in the average inventory per retail sales center.

        On November 22, 1995, the Company acquired three retail sales centers in Florida in an asset acquisition by issuing 18,000 shares of common stock with a fair market value of $252,000.

        Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal 1996. Working capital requirements for inventory for new retail sales centers are met through a combination of internal sources and the floor plan lines discussed above.


   Item 7.   Consolidated Financial Statements and Supplementary Data

        Financial statements incorporated herein from the Registrant's Annual Report to Shareholders are attached as Exhibit 13 and are listed at Part IV,
   Item 13(a), "Consolidated Financial Statements and Schedules."

   Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None


                                    PART III

   Item 9.   Directors and Executive Officers of the Registrant

        Information concerning the directors of the Registrant is incorporated by reference pursuant to Instruction E of Form 10-KSB from the Registrant's definitive proxy statement for the 1996 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 3, 1996.

        The following table provides the names, ages and business experience for the past five years for each of the Executive Officers of the Registrant. Executive officers are each elected for one year terms.

   Executive Officers

   Terry E. Trexler (56)    Chairman of the Board and President of
                            Registrant; Mr. Trexler is also President of TLT, and Chairman of the Board of Citizens First
                            Bancshares, Inc. and its subsidiary, Citizens
                            First Bank of Ocala.

   Thomas W. Trexler (32)   Executive Vice President and Chief Financial
                            Officer of the Registrant since December 1994 and a director of the Registrant since February 1993;
                            President of Prestige Insurance Services, Inc.
                            since August 1992; President of Prestige since
                            June 1995 and Vice President from 1991 to June
                            1995; director of Prestige and Vice President and director of TLT since September 1991; prior to September 1991, Mr. Trexler was Vice President of
                            NationsBank (formerly NCNB National Bank) in
                            Naples, Florida; Mr. Trexler also is a director of Citizens First Bancshares, Inc. and its subsidiary, Citizens First Bank of Ocala.

   Edward C. Sims (49)      Vice President of Engineering of the Registrant.

   Jean Etheredge (50)      Secretary of the Registrant.

   Lynn J. Cramer, Jr. (50) Treasurer of the Registrant.

        Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director of the Registrant, is the son of Terry E. Trexler, the Registrant's President and Chairman of the Board. There are no other family relationships between any directors or executive officers of the Registrant.

   Item 10.  Executive Compensation

        Information concerning executive compensation is incorporated by reference pursuant to Instruction E of Form 10-KSB from the Registrant's definitive proxy statement for the 1996 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 3, 1996.

   Item 11.  Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction E of Form 10-KSB from the Registrant's definitive proxy statement for the 1996 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 3, 1996.

   Item 12.  Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction E of Form 10-KSB from the Registrant's definitive proxy statement for the 1996 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 3, 1996.


                                     PART IV

   Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)  Consolidated Financial Statements and Schedules:

             Report of Price Waterhouse LLP

             Consolidated Balance Sheets at November 4, 1995 and October 29,
             1994

             Consolidated Statements of Income for the Years Ended November 4, 1995 and October 29, 1994

             Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 4, 1995 and October 29, 1994

             Consolidated Statements of Cash Flows for the Years Ended November 4, 1995 and October 29, 1994

             Notes to Consolidated Financial Statements

        (b)  Reports on Form 8-K:

             None

        (c)  Exhibits:

              3.  (a)  The Registrant's Articles of Incorporation, as
                       amended, were attached as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 1, 1981, and are incorporated herein by reference.

                  (b) Bylaws, as amended March 28, 1994, were attached as an Exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 29, 1994 and are incorporated herein by reference.

             10.  (a)  The following documents relating to floor plan
                       financing for Prestige Home Centers, Inc.:

                       (2) Inventory Financing Agreement between Prestige Home Centers, Inc. and Ford Motor Credit Company was attached as an Exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 29, 1994 and is incorporated herein by reference.

                       (3) Inventory Security Agreement between Prestige Home Centers, Inc. and John Deere Credit, Inc. was attached as an Exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 29, 1994 and is incorporated herein by reference.

                  (b)  Revolving Credit Agreement dated November 28, 1995.

             13. Consolidated Financial Statements and Schedules from the 1995 Annual Report to Shareholders.

             21.  Subsidiaries of Registrant.

             27.  Financial Data Schedule.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOBILITY HOMES, INC.


   DATE:  January 19, 1996                 By:/s/ Terry E. Trexler
                                           Terry E. Trexler, Chairman,
                                           President and Chief Executive
                                           Officer


   DATE:  January 19, 1996                 By:/s/ Thomas W. Trexler
                                           Thomas W. Trexler, Executive Vice
                                           President and Chief Financial
                                           Officer


   DATE:  January 19, 1996                 By:/s/ Lynn J. Cramer, Jr.
                                           Lynn J. Cramer, Jr., Treasurer and
                                           Principal Accounting Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



   DATE:  January 19, 1996                 /s/ Terry E. Trexler
                                           Terry E. Trexler, Director


   DATE:  January 19, 1996                 /s/ Richard C. Barberie
                                           Richard C. Barberie, Director


   DATE:  January 22, 1996                 /s/ Robert P. Saltsman
                                           Robert P. Saltsman, Director


   DATE:  January 19, 1996                 /s/ Thomas W. Trexler
                                           Thomas W. Trexler, Director

                                  EXHIBIT INDEX

       3.    (a)  The Registrant's Articles of Incorporation, as amended, were attached as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 1, 1981, and are incorporated herein by reference.

             (b) Bylaws, as amended March 28, 1994, were attached as an Exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 29, 1994 and are incorporated herein by reference.

      10.    (a)  The following documents relating to floor plan financing for Prestige Home Centers, Inc.:

                       (2) Inventory Financing Agreement between Prestige Home Centers, Inc. and Ford Motor Credit Company was attached as an Exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 29, 1994 and is incorporated herein by reference.

                       (3) Inventory Security Agreement between Prestige Home Centers, Inc. and John Deere Credit, Inc. was attached as an Exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 29, 1994 and is incorporated herein by reference.

             (b)  Revolving Credit Agreement dated November 28, 1995.

      13. Consolidated Financial Statements and Schedules from the 1995 Annual Report to Shareholders.

      21.    Subsidiaries of Registrant.

      27.    Financial Data Schedule.