Form 10QSB
period 1996-02-03
NOBILITY HOMES INC
filed 1996-03-18
CIK 72205

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly period ended February 3, 1996

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

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of March 11, 1996. 1,980,595

                              NOBILITY HOMES, INC.

                                      INDEX


                                                              Page
    PART I.  Financial Information                           Number


    Item 1.  Financial Statements

               Consolidated Balance Sheets as of February 3,
                1996 and November 4, 1995.....................  3

               Consolidated Statements of Income for the three
                months ended February 3, 1996 and February 4,
                1995..........................................  5

               Consolidated Statements of Cash Flows for the
                three months ended February 3, 1996 and
                February 4, 1995..............................  6

               Notes to Consolidated Financial Statements ....  7

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............  8

   PART II.  Other Information and Signatures

    Item 6.  Exhibits and Reports of Form 8-K ................ 11

                         PART I.  FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                            February 3,    November 4,
                                               1996           1995
                                            (Unaudited)

   ASSETS

   Current assets:
     Cash and cash equivalents              $   296,126  $   932,432
   Accounts receivable - trade, net             996,730      544,620
     Accounts receivable - trade, from
       related parties                          968,291      956,037
     Inventories                              7,874,766    6,786,159
     Income taxes receivable                    111,927      109,082
     Other current assets                       265,857      233,620
                                            -----------   ----------
        Total current assets                 10,513,697    9,561,950

     Property, plant and equipment, net       1,059,315      994,376
     Receivable from President for life
       insurance premiums                       478,585      478,585
     Cash surrender value of life insurance     867,143      867,143
     Deferred income taxes - noncurrent         847,005      847,005
     Goodwill                                   217,858      147,356
                                            -----------   ----------
        Total assets                        $13,983,603  $12,896,415
                                            ===========   ==========

   LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                       $ 1,037,198  $ 1,453,823
     Accrued expenses                           782,600      866,499
     Revolving credit line                      436,336         -
     Customer deposits                          312,118      213,220
     Income taxes payable                       297,918         -
     Deferred gross profit on related
       party sales                              124,695      124,695
     Other current liabilities                     -          99,984
                                            -----------    ----------
        Total current liabilities             2,990,865    2,758,221

     Notes payable - cash surrender value
       of life insurance                        652,424      652,424
        Note payable after one year               -            6,644
                                            -----------    ----------
        Total liabilities                     3,643,289    3,417,289
                                            -----------    ----------
   Stockholders' equity:
     Preferred stock, $.10 par value,
       500,000 shares authorized, none
       issued
     Common stock, $.10 par value,
       4,000,000 shares authorized,
       2,446,431 and 1,748,267 shares
       issued in 1996 and 1995,
       respectively                             244,643      174,826
     Additional paid in capital               2,444,751    2,132,568
     Retained Earnings                        9,330,987    8,851,799
     Less treasury stock, at cost;
      465,836 shares                         (1,680,067)  (1,680,067)
                                            -----------    ----------
        Total stockholders' equity           10,340,314    9,479,126
                                            -----------    ----------
     Commitments and contingent
       liabilities                                 -            -
                                            -----------    ----------
        Total liabilities and
          stockholders' equity              $13,983,603  $12,896,415
                                            ===========   ==========

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                              Three Months Ended
                                            February 3, February 4,
                                                1996        1995

   Net sales                                $ 6,986,157 $ 5,332,853
   Net sales - related parties                  127,820     770,058
                                             ----------   ---------
        Total net sales                       7,113,977   6,102,911

   Less cost of goods sold                   (5,177,382) (4,756,267)
                                             ----------   ---------
        Gross profit                          1,936,595   1,346,644

   Selling, general and administrative
     expenses                                (1,166,274)   (872,367)
   Interest expense on floor plan
     financing                                   (6,838)    (55,558)
                                             ----------   ---------
        Operating income                        763,483     418,719
                                             ----------   ---------
   Other income:
     Gain on sale of limited partnerships
       to related parties                           -       348,884
     Miscellaneous income                        12,705       2,626
                                              ---------   ---------
                                                 12,705     351,510
                                              ---------   ---------
   Income before provision for
     income taxes                               776,188     770,229

   Less provision for income taxes             (297,000)   (315,000)
                                             ----------   ---------
        Net income                          $   479,188 $   455,229
                                             ==========   =========
   Weighted average shares outstanding        1,954,603   1,917,753(1)
                                             ==========   =========
   Earnings per share

        Net income                          $       .25 $       .24(1)
                                             ==========   =========


   (1)  Restated to reflect three-for-two stock split

                               NOBILITY HOME, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months Ended
                                                  February 3,  February 4,
                                                      1996         1995
   Cash flows from operating activities:
     Net income                                   $   479,188  $   455,229
     Adjustments to reconcile net income
      to net cash flows provided by (used
      in) operating activities:
       Depreciation and amortization                   32,307       26,671
       (Increase) decrease in:
         Accounts receivable-trade                   (432,039)     (71,606)
         Accounts receivable-trade from
           related parties                            (12,254)    (490,420)
         Inventories                                 (993,634)    (671,352)
         Income taxes receivable                       (2,845)
         Other current assets                         (32,237)      11,913
       Increase (decrease) in:
         Accounts payable                            (416,625)     262,737
         Accrued expenses                             (83,899)    (179,646)
         Customer deposits                             98,898       13,312
         Income taxes payable                         297,918      315,000
         Deferred gain on related party sales             -       (348,884)
         Other current liabilities                    (99,984)     (31,191)
                                                   ----------    ---------
           Net cash flows used in
             operating activities                  (1,165,206)    (708,237)
                                                   ----------    ---------
   Cash flows from investing activities:
     Purchase of equipment                            (30,792)     (72,904)
     Collections of notes and other
       receivables from related parties                  -         297,584
                                                    ---------    ---------
         Net cash flows (used in) provided
           by investing activities                    (30,792)     224,680
                                                    ---------    ---------
   Cash flows from financing activities:
     Proceeds received from issuance
       of common stock                                130,000         -
     Decrease in floor plan financing                    -        (107,450)
     Revolving credit line                            436,336         -
     Principal payments on note payable
       to stockholders                                   -         (33,333)
     Principal payment on notes payable -
       other                                           (6,644)      (1,184)
                                                     --------    ---------
       Net cash flows provided by (used in)
         financing activities                         559,692     (141,967)
                                                     --------    ---------
   Decrease in cash and cash equivalents             (636,306)    (625,524)

   Cash and cash equivalents at beginning
    of year                                           932,432    1,743,102
                                                     --------    ---------
   Cash and cash equivalents at end
    of quarter                                    $   296,126  $ 1,117,578
                                                    =========    =========

   Supplemental disclosure of cash
    flow information
     Interest Paid                                $     6,204  $     5,967
                                                    =========    =========
     Income taxes paid                            $      -     $      -
                                                    =========    =========

   Supplemental disclosure of non-cash
    activities
     Issuance of common stock for certain
       assets see note 3 "Notes to
       consolidated financial statements"         $   252,000  $      -
                                                    =========    =========

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


    I. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended February 3, 1996 are not necessarily indicative of the results of the full fiscal year.

        Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission rules and regulations governing form 10-QSB. The condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 4, 1995 form 10-KSB annual report.

   II.  Inventories

        Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Cost components of inventories are material, labor and plant overhead. The cost of goods sold for the three months ended February 3, 1996 and February 4, 1995, reflects opening and closing inventories as follows:

                           February 3, November 4, February 4, October 29,
                              1996        1995        1995        1994

   Raw materials         $  529,123  $  530,061  $  465,211  $  534,292
   Work-in-process           94,517      73,068      77,487      58,842
   Finished homes         6,382,737   5,366,658   4,224,992   3,416,878
   Pre-owned manu-
    factured homes          306,950     292,374     306,334     279,627
   Model home furni-
    ture and other          561,439     523,998     201,627     314,660
                         ----------     -------   ---------   ---------
                         $7,874,766  $6,786,159  $5,275,651  $4,604,299
                         ==========   =========   =========   =========

   III. Acquisition

        On November 22, 1995, the Company acquired three manufactured home sales centers in Florida in an asset acquisition by issuing 18,000 shares common stock valued at $252,000. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets have been recorded at their estimated fair market value at the date of acquisition. This treatment resulted in approximately $74,195 of cost in excess of net assets acquired, which is being amortized on a straight-line basis over 15 years. The results of operations of the acquired businesses have been included in the consolidated financial statements since the date of acquisition.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITIONS

   Results of Operations

        Net sales in the first quarter of fiscal 1996 increased 16.5 percent to $7,113,977 as compared to $6,102,911 for the first quarter of 1995. The increase in sales for the first quarter of 1996 was primarily due to the Company having twelve retail sales centers for the entire first quarter plus the acquisition of three existing retail sales centers on November 22, 1995. In the first quarter of 1995 the Company operated ten retail sales centers.

        Gross profit in the first quarter of 1996 as a percentage of net sales increased to 27.2 percent compared to 22 percent for the same period last year. The increase in gross profit was primarily due to the increased margins at the Prestige retail sales centers, and better operating efficiencies at the Company's manufacturing plants.

        Selling, general and administrative expenses, as a percentage of net sales, was 16.4 percent in the first quarter of 1996 compared to 14.3 percent in 1995. This increase was primarily due to the increased advertising and other promotional expenses incurred at the retail sales centers.

        Income from operations for the first quarter of 1996 increased 82 percent to $763,483 from $418,719 for the same period a year ago. The Company had other income of $348,884 gain from the sale of its limited partnership interest in first quarter of 1995.

        As a result of the factors discussed above, earnings for first quarter of 1996 were $479,188 or $.25 per share compared to $455,229 or $.24 per share in 1995. The earnings per share for 1995 have been restated to reflect a three-for-two stock split on January 18, 1996.

   Liquidity and Capital Resources

       Cash and cash equivalents were $296,126 at February 3, 1996 compared to $932,432 as of November 4, 1995. The decrease is primarily due to the Company carrying inventory for the Prestige retail sales centers through internal capital resources to reduce third party floor plan interest cost. The Company also had outstanding borrowings under its revolving credit line (described below) of $436,336 at February 3, 1996 to support inventory. The Company maintains a Revolving Credit Agreement (the "Agreement") with a bank which provides for borrowings up to $2,500,000. The Agreement is effective through April 1996 and provides for interest at LIBOR plus 2.5% on the outstanding balance. There are no commitment fees or compensating balance arrangements associated with the Agreement. Inventory increased in first quarter of 1996 primarily due to inventory of new homes added to the three retail sales center acquired in November.

        Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal 1996. Working capital requirements for inventory for new sales centers are met through a combination of internal sources and revolving credit line.


                   PART II.  OTHER INFORMATION AND SIGNATURES

   Item 6.  Exhibits and Reports on Form 8-K

               Exhibit 27     Financial Data Schedule



                                   SIGNATURES


        In accordance with Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                   NOBILITY HOMES, INC.




   DATE:  March 14, 1996           By:  /s/  Terry E. Trexler
                                      Terry E. Trexler, Chairman,
                                      President and Chief
                                      Executive Officer




   DATE:  March 14, 1996           By:  /s/ Thomas W. Trexler
                                      Thomas W. Trexler, Executive
                                      Vice President, Chief
                                      Financial Officer




   DATE:  March 14, 1996           By:  /s/ Lynn J. Cramer, Jr.
                                      Lynn J. Cramer, Jr., Treasurer
                                      and Principal Accounting
                                      Officer

                                  EXHIBIT INDEX

                                                                   Sequential
                                                                  Page Number

   Exhibit 27  Financial Data Schedule