Form 10QSB
period 1996-05-04
NOBILITY HOMES INC
filed 1996-06-18
CIK 72205

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Quarterly period ended May 4, 1996

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

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of June 11, 1996. 1,980,595

                              NOBILITY HOMES, INC.

                                      INDEX
                                                              Page
    PART I.  Financial Information                           Number

    Item 1.  Financial Statements

               Consolidated Balance Sheets as of May 4,
                1996 and November 4, 1995.....................  3

               Consolidated Statements of Income for the
                three and six months ended May 4, 1996 and
                May 6, 1995...................................  5

               Consolidated Statements of Cash Flows for the
                six months ended May 4, 1996 and
                May 6, 1995...................................  6

               Notes to Consolidated Financial Statements ....  7

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............  8

    PART II.  Other Information and Signatures

    Item 6.  Exhibits and Reports of Form 8-K ................ 11

                         PART I.  FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     May 4,       November 4,
                                                      1996           1995
                                                  (Unaudited)
   ASSETS

   Current assets:
     Cash and cash equivalents                    $ 1,271,619   $   932,432
      Accounts receivable - trade, net                901,536       544,620
     Accounts receivable - trade, from
       related parties                                669,200       956,037
     Inventories                                    8,173,627     6,786,159
     Income taxes receivable                          111,927       109,082
     Other current assets                             417,540       233,620
                                                   ----------    ----------
        Total current assets                       11,545,449     9,561,950

     Property, plant and equipment, net             1,080,218       994,376

     Receivable from President for life
       insurance premiums                             478,585       478,585
     Cash surrender value of life insurance           867,143       867,143

     Deferred income taxes - noncurrent               847,005       847,005
     Goodwill                                         214,165       147,356
                                                  -----------   -----------
        Total assets                              $15,032,565   $12,896,415
                                                  ===========   ===========
   LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                             $ 1,180,088   $ 1,453,823
     Accrued expenses                                 948,026       866,499
     Revolving credit line                            661,251          -
     Customer deposits                                498,635       213,220
     Income taxes payable                              36,918          -
     Deferred gross profit on related
       party sales                                     69,229       124,695
     Other current liabilities                           -           99,984
                                                  -----------   -----------
        Total current liabilities                   3,394,147     2,758,221

     Notes payable - cash surrender value
       of life insurance                              652,424       652,424

        Note payable after one year                      -            6,644
                                                  -----------   -----------
        Total liabilities                           4,046,571     3,417,289
                                                  -----------   -----------
   Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
       shares authorized, none issued
     Common stock, $.10 par value, 4,000,000
       shares authorized, 2,446,431 and
       1,748,267 shares issued in 1996 and
       1995, respectively                             244,643       174,826
     Additional paid in capital                     2,444,752     2,132,568
     Retained earnings                              9,976,666     8,851,799
     Less treasury stock, at cost; 465,836 shares  (1,680,067)   (1,680,067)
                                                  -----------   -----------
        Total stockholders' equity                 10,985,994     9,479,126
                                                  -----------   -----------
     Commitments and contingent liabilities              -             -
                                                  -----------   -----------
        Total liabilities and stockholders'
         equity                                   $15,032,565   $12,896,415
                                                  ===========   ===========

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                              Three Months Ended         Six Months Ended
                               May 4,     May 6,        May 4,       May 6,
                                1996       1995          1996         1995

   Net sales              $9,207,200  $7,224,122    $16,193,358  $12,556,975
   Net sales-related
    parties                  116,305     292,766        244,125    1,062,824
                          ----------   ---------     ----------   ----------
     Total net sales       9,323,505   7,516,888     16,437,483   13,619,799

   Less cost of goods
     sold                 (6,936,108) (5,558,447)   (12,113,490) (10,314,714)
                          ----------   ---------     ----------   ----------
     Gross profit          2,387,397   1,958,441      4,323,993    3,305,085

   Selling, general and
     administrative
     expenses             (1,355,974) (1,140,203)    (2,512,248)  (2,012,570)
   Interest expense on
     floor plan financing     (3,950)    (54,436)       (10,789)    (109,994)
                          ----------   ---------     ----------   ----------
      Operating income     1,027,473     763,802      1,800,956    1,182,521
                          ----------   ---------     ----------   ----------
   Other income (expenses):
     Gain on sale of limited
       partnerships to
       related parties          -           -              -         348,884
     Interest income           1,571       2,690          4,872       11,794
     Interest expense        (15,104)     (6,682)       (19,891)     (12,649)
     Miscellaneous income     10,739       4,683         24,930        4,172
                          ----------   ---------     ----------   ----------
                              (2,794)        691          9,911      352,201
                          ----------   ---------     ----------   ----------
   Income before provision
     for income taxes      1,024,679     764,493      1,810,867    1,534,722

   Less provision for
     income taxes           (389,000)   (312,000)      (686,000)    (627,000)
                          ----------   ---------     ----------   ----------
       Net income         $  635,679  $  452,493    $ 1,124,867   $  907,722
                          ==========  ==========    ===========   ==========
   Weighted average
     shares outstanding    1,967,594   1,916,353(1)   1,967,594    1,916,353(1)
                          ==========  ==========    ===========   ==========
   Earnings per share
       Net income         $      .32  $      .24(1) $       .57   $      .48(1)
                          ==========  ==========    ===========   ==========
   __________
   (1)  Restated to reflect three-for-two stock split

                               NOBILITY HOME, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                           Six Months Ended
                                                          May 4,       May 6,
                                                           1996         1995
   Cash flows from operating activities:
     Net income                                      $ 1,124,867   $  907,722
     Adjustments to reconcile net income to net
      cash flows provided by (used in) operating
      activities:
       Depreciation and amortization                      64,486       53,342
       (Increase) decrease in:
         Accounts receivable-trade                      (336,845)    (242,033)
         Accounts receivable-trade-related parties       286,837     (636,216)
         Inventories                                  (1,292,495)  (1,224,560)
         Income taxes receivable                          (2,845)        -
         Other current assets                           (183,920)     113,822
       Increase (decrease) in:
         Accounts payable                               (273,735)     (27,334)
         Accrued expenses                                 81,527      (43,564)
         Customer deposits                               285,415      (35,166)
         Income taxes payable                             36,918      382,000
         Deferred gain on related party sales            (55,466)    (348,884)
         Other current liabilities                       (99,984)     (21,373)
                                                      ----------    ---------
           Net cash flows used in
             operating activities                       (365,240)  (1,122,244)
                                                      ----------    ---------
   Cash flows from investing activities:
     Purchase of equipment                               (80,180)    (114,649)
     Collections of notes and other receivables
       from related parties                                 -         297,584
                                                      ----------    ---------
         Net cash flows (used in) provided by
           investing activities                          (80,180)     182,935
                                                      ----------    ---------
   Cash flows from financing activities:
     Proceeds received from issuance of
      common stock                                       130,000         -
     Decrease in floor plan financing                       -        (700,673)
     Revolving credit line                               661,251      403,711
     Principal payments on note payable to
       stockholders                                         -         (66,666)
     Purchase of treasury stock                             -         (66,986)
     Principal payment on notes payable - other           (6,644)      (1,186)
                                                      ----------    ---------
       Net cash flows provided by (used in)
         financing activities                            784,607     (431,800)
                                                      ----------    ---------
   Increase (decrease) in cash and cash
     equivalents                                         339,187   (1,371,109)
   Cash and cash equivalents at beginning of year        932,432    1,743,102
                                                      ----------    ---------
   Cash and cash equivalents at end of quarter       $ 1,271,619  $   371,993
                                                     ===========  ===========
   Supplemental disclosure of cash flow information
     Interest Paid                                   $    19,891  $    12,649
                                                     ===========  ===========
     Income taxes paid                               $   650,000  $   245,000
                                                     ===========  ===========
   Supplemental disclosure of non-cash activities
     Issuance of common stock for certain assets
       see note 3 "Notes to consolidated financial
       statements"                                   $   252,000  $      -
                                                     ===========  ===========

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   I. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the six months ended May 4, 1996 are not necessarily indicative of the results of the full fiscal year.

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

   II.  Inventories

        Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Cost components of inventories are material, labor and plant overhead. The cost of goods sold for the six months ended May 4, 1996 and May 6, 1995, reflects opening and closing inventories as follows:

                             May 4,   November 4,   May 6,    October 29,
                              1996       1995        1995        1994

   Raw materials         $  557,227  $  530,061  $  515,786  $  534,292
   Work-in-process           64,160      73,068      95,972      58,842
   Prestige inventory
    and finished homes    6,587,314   5,366,658   4,615,745   3,416,878
   Pre-owned homes          259,240     292,374     281,364     279,627
   Model home furni-
    ture and other          705,686     523,998     319,992     314,660
                         ----------  ----------  ----------  ----------
                         $8,173,627  $6,786,159  $5,828,859  $4,604,299
                         ==========  ==========  ==========  ==========

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

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITIONS

   Results of Operations

        Net sales in the second quarter of fiscal 1996 increased 24 percent to $9,323,505 as compared to $7,516,888 for the second quarter of 1995. Net sales for the first six months of 1996 were $16,437,483, compared with $13,619,799 for the same period last year, an increase of 21 percent. The increase in sales for the three and six months of 1996 was primarily due to the Company having twelve retail sales centers for the entire period of 1996 plus the acquisition of three existing retail sales centers on November 22, 1995. For the first six months of 1995 the Company operated ten retail sales centers. Same store sales volume for the second quarter of 1996 increased 3.4% to $6,499,871 from $6,288,204 for the second quarter of 1995. For the first six months of 1996 same store sales volume was $11,710,953, a 9.4% increase over $10,707,396 for the same period of 1995.

        Gross profit as a percentage of net sales for the second quarter of 1996 and the same period last year was approximately the same. For the six month period gross profit as a percent of net sales increased from
   24.3 last year to 26.3 this year. The increase in gross profit was primarily due to the increased margins at the Prestige retail sales centers, and better operating efficiencies at the Company's manufacturing plants.

        Selling, general and administrative expenses, as a percentage of net sales, was 14.5 percent in the second quarter of 1996 compared to 15.2 percent in 1995. The decrease in selling, general and administrative expenses was primarily due to increased sales.

        Income from operations for the second quarter of 1996 was $1,027,473 compared to $763,802 for the same period a year ago. For the first six months income from operations increased to $1,800,956 in 1996 from $1,182,521 in 1995. The Company had other income of $348,884 gained on the sale of its limited partnership interest in the first quarter of 1995.

        As a result of the factors discussed above, net income for second quarter of 1996 was $635,679 or $.32 per share compared to $452,493 or $.24 per share in 1995. Net income for the first six months of 1996 was $1,124,867 or $.57 per share compared to $907,722 or $.48 per share last year. The earnings per share for 1995 have been restated to reflect a three-for-two stock split on January 18, 1996.

   Liquidity and Capital Resources

       Cash and cash equivalents were $1,271,619 at May 4, 1996 compared to $932,432 as of November 4, 1995. The Company also had outstanding borrowings under its revolving credit line (described below) of $661,251 at May 4, 1996. This amount has not been netted against cash and cash equivalents in the consolidated balance sheets. The decrease in cash and cash equivalents is primarily due to the Company carrying inventory for the Prestige retail sales centers through internal capital resources to reduce third party floor plan interest cost. The Company maintains a Revolving Credit Agreement (the "Agreement") with a bank which provides for borrowings up to $2,500,000, payable on demand, and provides for interest at LIBOR plus 2.5% on the outstanding balance. There are no commitment fees or compensating balance arrangements associated with the Agreement. Inventory increased in the first six months of 1996 primarily due to inventory of new homes added to the three retail sales center acquired in November.

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

                                   NOBILITY HOMES, INC.


   DATE:  June 14, 1996            By:  /s/  Terry E. Trexler
                                      Terry E. Trexler, Chairman,
                                      President and Chief
                                      Executive Officer


   DATE:  June 14, 1996            By:  /s/ Thomas W. Trexler
                                      Thomas W. Trexler, Executive
                                      Vice President, Chief
                                      Financial Officer


   DATE:  June 14, 1996            By:  /s/ Lynn J. Cramer, Jr.
                                      Lynn J. Cramer, Jr., Treasurer
                                      and Principal Accounting
                                      Officer

                                  EXHIBIT INDEX
                                                                   Sequential
                                                                  Page Number

   Exhibit 27  Financial Data Schedule