Form 10QSB
period 1996-08-03
NOBILITY HOMES INC
filed 1996-09-17
CIK 72205

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly period ended August 3, 1996

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

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of September 16, 1996. 2,970,954

                              NOBILITY HOMES, INC.

                                      INDEX

                                                                      Page
    PART I.  Financial Information                                   Number

    Item 1.  Financial Statements

               Consolidated Balance Sheets as of August 3,
                1996 and November 4, 1995..............................  3

               Consolidated Statements of Income for the
                three and nine months ended August 3, 1996 and
                August 5, 1995.........................................  5

               Consolidated Statements of Cash Flows for the
                nine months ended August 3, 1996 and
                August 5, 1995.........................................  6

               Notes to Consolidated Financial Statements .............  8

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................  9

   PART II.  Other Information and Signatures

    Item 6.  Exhibits and Reports of Form 8-K ......................... 11

                         PART I.  FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                August 3,    November 4,
                                                   1996         1995
                                                (Unaudited)

   ASSETS

   Current assets:
     Cash and cash equivalents                  $ 1,141,852  $   932,432
   Accounts receivable - trade, net                 748,320      544,620
     Accounts receivable - trade, from
       related parties                              686,946      956,037
     Inventories                                  7,644,803    6,786,159
     Income taxes receivable                           -         109,082
     Other current assets                           357,906      233,620
                                                 ----------    ---------
        Total current assets                     10,579,827    9,561,950

     Property, plant and equipment, net           1,141,868      994,376
     Receivable from President for life
       insurance premiums                           478,585      478,585
     Cash surrender value of life insurance         867,143      867,143
     Deferred income taxes - noncurrent             848,932      847,005
     Goodwill                                       210,472      147,356
                                                 ----------   ----------
        Total assets                            $14,126,827  $12,896,415
                                                 ==========   ==========

                                                 August 3,      November 4,
                                                   1996           1995
                                                (Unaudited)
   LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                           $ 1,018,171  $ 1,453,823
     Accrued expenses                             1,017,634      866,499
     Customer deposits                              400,636      213,220
     Deferred gross profit on related
       party sales                                   80,744      124,695
     Other current liabilities                         -          99,984
                                                 ----------   ----------
        Total current liabilities                 2,517,185    2,758,221

     Notes payable - cash surrender value
       of life insurance                              -          652,424
        Note payable after one year                   -            6,644
                                                 ----------   ----------
        Total liabilities                         2,517,185    3,417,289
                                                 ----------   ----------
   Stockholders' equity:
     Preferred stock, $.10 par value,
       500,000 shares authorized, none
       issued
     Common stock, $.10 par value, 4,000,000
       shares authorized, 3,436,790 and
       3,351,306 shares issued in 1996 and
       1995, respectively(1)                        343,679      335,130
     Additional paid in capital(1)                2,345,716    1,972,264
     Retained earnings                           10,600,314    8,851,799
     Less treasury stock, at cost; 465,836
       shares                                    (1,680,067)  (1,680,067)
                                                 ----------   ----------
        Total stockholders' equity               11,609,642    9,479,126
                                                 ----------    ----------
     Commitments and contingent liabilities            -            -
                                                 ----------   ----------
        Total liabilities and stockholders'
            equity                              $14,126,827  $12,896,415
                                                 ==========   ==========

   (1) Information for 1995 has been restated to reflect a three-for-two stock split payable on January 19, 1996 and a three-for-two stock split payable on August 16, 1996.

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                               Three Months Ended       Nine Months Ended
                             August 3,  August 5,    August 3,   August 5,
                               1996       1995         1996       1995

   Net sales                $9,737,023 $7,446,728   $25,930,381 $20,020,735
   Net sales-related
     parties                   259,955    263,870       504,080   1,309,661
                             ---------  ---------    ----------  ----------
     Total net sales         9,996,978  7,710,598    26,434,461  21,330,396

   Less cost of goods sold  (7,500,610)(5,656,118)  (19,614,100)(15,929,075)
                             ---------  ---------    ----------  ----------
     Gross profit            2,496,368  2,054,480     6,820,361   5,401,321

   Selling, general and
     administrative
     expenses               (1,557,423)(1,291,107)   (4,079,671) (3,377,486)
   Interest expense on
     floor plan
     financing                  (1,006)(   36,371)   (   11,796) (  114,312)
                             ---------  ---------     ---------   ---------
      Operating income         937,939    727,002     2,728,894   1,909,523
                             ---------  ---------     ---------   ---------

   Other income (expenses):
     Life insurance
       proceeds                         1,000,000                 1,000,000
     Gain on sale of
       limited partner-
       ships                                                        348,884
     Interest income             4,591      5,876         9,463      17,671
     Interest expense          (30,155)   (16,343)      (50,046)    (28,992)
     Miscellaneous               3,273     (1,968)       28,204       2,203
                             ---------  ---------     ---------   ---------
                               (22,291)   987,565       (12,379)  1,339,766
                             ---------  ---------     ---------   ---------
   Income before provision
     for income taxes          915,648  1,714,567     2,716,515   3,249,289

   Less provision for
     income taxes             (282,000)  (213,000)   (  968,000)   (840,000)
                             ---------   --------    ----------  ----------
       Net income           $  633,648 $1,501,567   $ 1,748,515 $ 2,409,289
                             =========  =========    ==========  ==========
   Weighted average
     shares outstanding      2,958,116  2,877,194(1)  2,958,116   2,877,194(1)
                             =========  =========     =========  ==========
   Earnings per share

       Net income           $      .21 $      .52(1) $      .59  $      .84(1)
                             =========  =========    ==========  ==========


   (1) Restated to reflect three-for-two stock split payable on January 19, 1996 and three-for-two stock split payable on August 16, 1996

                               NOBILITY HOME, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                     Nine Months Ended
                                                   August 3,    August 5,
                                                      1996         1995
   Cash flows from operating activities:
     Net income                                   $ 1,748,515  $ 2,409,289
     Adjustments to reconcile net income to
        net cash flows provided by (used in)
        operating activities:
       Depreciation and amortization                   93,804       83,039
       (Increase) decrease in:
         Accounts receivable-trade                   (183,629)     (46,471)
         Accounts receivable-trade-related
            parties                                   269,091   (1,160,050)
         Inventories                                 (763,671)  (2,505,455)
         Income taxes receivable                      109,082         -
         Other current assets                        (124,286)      (3,144)
       Increase (decrease) in:
         Accounts payable                            (435,652)     (15,683)
         Accrued expenses                             151,135      708,292
         Customer deposits                            187,416      233,429
         Income taxes payable                             -        247,126
         Deferred gain on related party sales         (43,951)    (348,884)
         Other current liabilities                    (99,984)     (14,467)
                                                   ----------    ---------
           Net cash flows provide by (used
             in) operating activities                 907,870     (412,979)
                                                   ----------    ---------
   Cash flows from investing activities:
     Purchase of equipment                           (169,382)    (132,976)
     Collections of notes and other
       receivables from related parties                  -         297,584
                                                   ----------    ---------
         Net cash flows (used in) provided by
           investing activities                      (169,382)     164,608
                                                   ----------    ---------
   Cash flows from financing activities:
     Proceeds received from issuance of
       common stock                                   130,000         -
     Increase in floor plan financing                    -         186,621
     Principal payment on cash surrender value       (652,424)
     Principal payments on note payable to
       stockholders                                      -         (99,999)
     Purchase of treasury stock                          -        (159,187)
     Principal payment on notes payable
        - other                                        (6,644)      (2,806)
                                                   ----------    ---------
       Net cash flows used in
         financing activities                        (529,068)     (75,371)
                                                   ----------    ---------
   Increase (decrease) in cash and
       cash equivalents                               209,420     (323,742)
   Cash and cash equivalents at beginning
       of year                                        932,432    1,743,102
                                                   ----------    ---------
      Cash and cash equivalents at end
           of quarter                             $ 1,141,852  $ 1,419,630
                                                   ==========    =========

   Supplemental disclosure of cash flow
       information
     Interest Paid                                $    50,046  $    28,992
                                                   ==========    =========
     Income taxes paid                            $   900,000  $   585,000
                                                   ==========    =========

   Supplemental disclosure of non-cash
       activities
     Issuance of common stock for certain
        assets see note 3 "Notes to
        consolidated financial statements"        $   252,000  $   200,000
                                                   ==========   ==========

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    I. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the nine months ended August 3, 1996 are not necessarily indicative of the results of the full fiscal year.

        Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission rules and regulations governing form 10-QSB. The condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form S-3 Registration Statement filed
   August 9, 1996.

   II.  Inventories

        Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Cost components of inventories are material, labor and plant overhead. The cost of goods sold for the nine months ended August 3, 1996 and August 5, 1995, reflects opening and closing inventories as follows:

                           August 3,  November 4,  August 5,  October 29,
                             1996        1995        1995        1994

   Raw materials         $  541,676  $  530,061  $  540,358  $  534,292
   Work-in-process           82,288      73,068      90,444      58,842
   Prestige inventory
    and finished homes    6,212,582   5,366,658   5,812,190   3,416,878
   Pre-owned homes          250,987     292,374     240,604     279,627
   Model home furni-
    ture and other          557,270     523,998     455,042     314,660
                          ---------   ---------   ---------   ---------
                         $7,644,803  $6,786,159  $7,138,638  $4,604,299
                          =========   =========   =========   =========

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

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITIONS

   Results of Operations

        Net sales in the third quarter of fiscal 1996 increased 30% to $9,996,978 as compared to $7,710,598 for the third quarter of 1995. Net sales for the first nine months of 1996 were $26,434,461, compared with $21,330,396 for the same period last year, an increase of 24%. The increase in sales for the three month and nine month periods of 1996 was primarily due to the Company currently operating fifteen retail sales centers. For the first nine months of 1995 the Company operated ten retail sales centers with two additional retail sales centers being acquired on May 8, 1995. Same store sales volume for the third quarter of 1996 increased to $7,118,827 compared to $6,762,195 for the third quarter of 1995. For the first nine months of 1996 same store sales volume was $18,829,780 compared to $17,469,590 for the same period of 1995.

        Gross profit as a percentage of net sales for the third quarter of 1996 was 24.9% as compared to 26.6% for the same period last year. For the nine month period of 1996 the gross profit as a percentage of net sales was approximately the same as the first nine months of fiscal 1995.

        Selling, general and administrative expenses, as a percentage of net sales, was 15.5% in the third quarter of 1996 compared to 16.7% in 1995. In comparing the nine month period of 1996 and 1995 selling, general and administrative expenses, as a percentage of net sales, was approximately the same.

        Income from operations for the third quarter of 1996 was $915,648 compared to $1,714,567 for the same period a year ago. In the third quarter of 1995 the Company had other income from key-man life insurance proceeds of $1,000,000. For the first nine months of fiscal 1996 income from operations was $2,716,515 compared to $3,249,289 in 1995. Included in other income in fiscal year 1995 was income from key-man life insurance proceeds of $1,000,000 and $348,884 gained on the sale of its limited partnership interest.

        As a result of the factors discussed above, net income for the third quarter of 1996 was $633,648 or $.21 per share compared to $1,501,567 or $.52 per share in 1995. Net income for the first nine months of 1996 was $1,748,515 or $.59 per share compared to $2,409,289 or $.84 per share last year. The earnings per share for 1995 have been restated to reflect two three-for-two stock splits payable on January 19, 1996 and August 16, 1996, respectively.

   Liquidity and Capital Resources

       Cash and cash equivalents were $1,141,852 at August 3, 1996 compared to $932,432 as of November 4, 1995. The Company maintains a Revolving Credit Agreement with two banks which provides for aggregate borrowings of up to $4,000,000, payable on demand, and provides for interest at LIBOR plus 2.5% on the outstanding balance. There are no commitment fees or compensating balance arrangements associated with the Agreement.
   Inventory increased in the first nine months of 1996 primarily due to inventory of new homes added to the three retail sales centers acquired in November 1995. During the third quarter of 1996 the Company paid the loans outstanding against the cash surrender value in the amount of $652,424 plus interest on certain life insurance policies which insure the President of the Company.

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


                                   NOBILITY HOMES, INC.




   DATE:  September 16, 1996         By:  /s/  Terry E. Trexler
                                      Terry E. Trexler, Chairman,
                                      President and Chief
                                      Executive Officer




   DATE:  September 16, 1996         By:  /s/ Thomas W. Trexler
                                      Thomas W. Trexler, Executive
                                      Vice President, Chief
                                      Financial Officer




   DATE:  September 16, 1996         By:  /s/ Lynn J. Cramer, Jr.
                                      Lynn J. Cramer, Jr., Treasurer
                                      and Principal Accounting
                                      Officer

                                  EXHIBIT INDEX

                                                                   Sequential
                                                                  Page Number

   Exhibit 27  Financial Data Schedule