Form 10-K
period 1996-11-02
NOBILITY HOMES INC
filed 1997-01-21
CIK 72205

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Under Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                   For the fiscal year ended November 2, 1996

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

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes  X  ; No    .

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        State the aggregate market value of the voting stock held by non-affiliates of the registrant on January 15, 1997, computed by reference to the average bid and asked prices on that date: $17,472,855

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 15, 1997: 2,970,954 shares of common stock

        DOCUMENTS INCORPORATED BY REFERENCE                   Incorporated at

   Nobility Homes, Inc. Proxy Statement for the 1997      Part III, Items 10,
   Annual Meeting of Shareholders                               11, 12 and 13

                                     PART I

   Item 1.   Description of Business

        Nobility Homes, Inc. (the "Registrant or the "Company"), a corporation organized under the laws of Florida in 1967, designs, manufactures and sells a broad line of manufactured homes through a network of retail sales centers throughout north and central Florida. The Registrant also sells its manufactured homes on a wholesale basis to manufactured home dealers and manufactured home parks.

   Manufactured Homes

        The Registrant's manufactured homes ("homes") are available in single-wide widths of 14 and 16 feet ranging from 48 to 72 feet in length, double-wide widths of 24 feet, 26 feet and 28 feet ranging from 28 feet to 76 feet in length and triple-wide widths of 36, 38 and 42 feet wide ranging from 44 feet to 68 feet in length. Homes manufactured by the Registrant are available in approximately 100 active models, ranging in size from 636 to 2,153 square feet and contain from one to five bedrooms. Trade names used for its homes include "Kingswood," "Richwood," "Springwood," "Tropic Isle," "Regency Manor," "Regency Manor Special," and "Tropic Manor."

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

        The Registrant's two manufacturing plants operated at an average of approximately 55% of their single shift capacity in fiscal 1997 which represented a 5% increase from the previous fiscal year.

        The Registrant generally does not manufacture its homes to be held by it as inventory (except for model home inventory of its retail network subsidiary, Prestige Home Centers, Inc.), but, rather, manufactures its homes after receipt of dealer orders. Although the Registrant attempts to maintain a consistent level of production of homes throughout the fiscal year, seasonal fluctuations do occur, with sales of homes generally lower during the first quarter due to the holiday season.

        The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product to the dealer. The homes produced by the Registrant are delivered by outside trucking companies. The Registrant estimates that it can compete effectively within a range of approximately 250 miles from its manufacturing plants. During the last two fiscal years, all of the Registrant's sales were made in Florida.

   Retail Sales

        Prestige Home Centers, Inc. ("Prestige"), which was formed as a Florida corporation in July 1990, operates 15 retail lots in north and central Florida. Its principal executive offices are located at the Registrant's headquarters in Ocala, Florida. According to statistics compiled by Statistical Surveys, Inc. from records on file with the State of Florida, Prestige was the largest retail dealer of multi-section manufactured homes in Florida in 1994, 1995 and 1996 based on number of home sales.

        Effective August 31, 1994, the Registrant acquired all the outstanding stock of Prestige from its then shareholders, in exchange for 150,000 shares of the Registrant's Common Stock. Prior to becoming a wholly-owned subsidiary of the Registrant, Prestige was owned 45% by the Registrant's President, 45% by his son (a director of the Registrant and, since December 1994, its Executive Vice President and Chief Financial Officer), and 10% by the former President of Prestige. The acquisition eliminated the conflicts of interest inherent in the Registrant doing business with an entity controlled by executive officers and directors of the Registrant, while at the same time allowing the Registrant to benefit from the growing market for its homes through the acquisition or development by Prestige of additional retail lots within the Registrant's geographic market area.

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

        Financing for home purchases is provided by several independent sources that specialize in manufactured housing lending. Additionally, numerous local banks finance manufactured home purchases. Prestige is not required to sign any recourse agreements with any of these retail financing sources, nor does Prestige itself finance customers' new home purchases.

        The retail sale of manufactured homes is a highly competitive business. Because of the large number of retail sales centers located throughout the Registrant's market area, potential customers typically can find a sales center within a 100 mile radius of their present home. Prestige competes with over 50 other retailers in its primary market area, some of which may have greater financial resources than Prestige. In addition, manufactured homes offered by Prestige compete with conventional site-built housing.

        Prestige also provides, through its wholly-owned subsidiary, Prestige Insurance Services, Inc., an independent insurance agent, credit life and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes. Prestige Insurance Services, Inc. receives a commission on the insurance premium collected at the time an insurance policy is written and in future years if the homeowner renews the policy. Its revenues were less than $16,000, $24,000 and $40,000 in fiscal 1996, 1995 and 1994, respectively.

   Sales to Independent Dealers and Manufactured Home Communities

        The Registrant sells its homes on a wholesale basis exclusively through 4 full-time salespersons to approximately 50 independent dealers. The Registrant attempts continuously to seek new dealers in the areas in which it operates as there is ongoing turnover in the dealers with which it deals at any one time, especially with manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of the Registrant's dealers other than its subsidiary, Prestige, are independent dealers that sell products produced by several manufacturers. However, the Registrant has exclusive sales arrangements with TLT, Inc. ("TLT"), an affiliate of the Registrant's President, which operates three manufactured home communities targeted at the retiree market. No one dealer accounted for more than 10.0% of the Registrant's total sales in fiscal 1996.

        Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a "floor plan" basis whereby the financial institution obtains a security interest in all or part of the dealer's manufactured home inventory. The Registrant, upon request of the lending institution, enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer's default, the Registrant will, at the lender's request, repurchase the home provided that the Registrant's liability will not exceed the manufacturer's invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within one year after a home is sold to the dealer, and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale.
   Generally, repurchase is conditioned upon the dealer's insolvency. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. The Registrant was not required to repurchase any homes during fiscal 1996, 1995 or 1994. For additional information, see
   Note 13 of "Notes to Consolidated Financial Statements." The Registrant does not finance retail sales of new homes for its dealers' customers.

        The Registrant does not generally offer consigned inventory programs or other credit terms to dealers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, the Registrant offers extended terms to park dealers who do a high volume of business with the Registrant, including TLT as well as unrelated park dealers. In order to stimulate sales, the Registrant sells homes to selected manufactured home communities for display on special terms. The high visibility of the Registrant's homes in such communities generates additional sales of the Registrant's homes through such dealers. From time to time the Registrant has extended floor plan to TLT in return for which the Registrant receives virtually all of the sales rights for the manufactured homes sold by the communities operated by it. See Note 3 of "Notes to Consolidated Financial Statements" for additional information concerning the terms of sales to TLT.

        The Registrant offers a quarterly and yearly volume bonus award to those dealers who purchase homes from the Registrant in excess of certain specified dollar amounts during a specified period. As an additional dealer incentive, the Registrant assumes certain floor plan financing costs for a specified number of days for dealers who carry in excess of a specified level of the Registrant's inventory. During fiscal 1996, 1995 and 1994 the Registrant reimbursed dealers other than TLT $111,539, $35,644 and $20,955, respectively, as volume bonus awards and for floor plan financing charges under the programs described above. Volume bonus awards to TLT, which are granted on the same basis as to other dealers, were $28,000 in fiscal 1996, $91,000 in fiscal 1995 and $97,000 in fiscal 1994.

   Regulation

        The manufacture, distribution and sale of homes is subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development ("HUD") has adopted national construction and safety standards that have priority over existing state
   standards.   Compliance with these standards involves submission to and approval by an engineering firm approved by HUD of engineering plans and specifications on all models. HUD's standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. In 1994, HUD regulations took effect which require that manufactured homes built after July 13, 1994 be constructed to more stringent standards. Florida is split between two wind zones. Homes sold in Zone II, which includes most of north and central Florida, must be able to withstand winds of up to 100 miles per hour, while homes sold in Zone III, which covers primarily the coastal areas of south
   Florida, must be able to withstand winds up to 110 miles per hour.   Homes
   built to these standards are significantly stronger than homes built prior to the effective date. Home set-up was also affected with much stronger tie down anchoring requirements. Most of the Registrant's homes are sold in Zone II.

        HUD also issued thermal standards for manufacturing housing which were effective for homes manufactured beginning October 25, 1994. These regulations mandate a much higher insulation throughout the home including the floor, walls and roof and an improved ventilation system for the whole house, including kitchen and baths.

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

   Competition

        The manufactured home industry is highly competitive. The initial investment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry in the business vary from state to state. The bond requirement for Florida is $50,000. The Registrant competes directly with other manufacturers, some of which are considerably larger than it and possess greater financial resources. Based on number of units sold, the Registrant ranks 6th in the state of Florida out of the top 45 manufacturers selling manufactured homes in the state; however, the Registrant estimates that of those 45 manufacturers approximately 15 manufacture homes of the same type as the Registrant and compete in the same market area. The Registrant believes that it is generally competitive with most of those manufacturers in terms of price, service, warranty and product performance.

   Employees

        As of January 15, 1997, the Registrant had 240 full-time employees, including 70 employed by Prestige. Approximately 131 employees are factory personnel compared to approximately 117 in such positions a year ago and 93 are in management, administrative, supervisory, sales and clerical positions (including 54 management and sales personnel employed by Prestige) compared to approximately 94 a year ago. In addition, the Registrant employs part-time employees when necessary.

        The Registrant makes a contribution toward employees' group health and life insurance. The Registrant, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes during the fiscal year and considers its relationship with employees to be generally satisfactory.


   Item 2.   Properties

        As of November 2, 1996, two manufacturing plants were owned and operated by the Registrant as follows:

                                                     Depreciated Cost of
                                 Approximate         Plant and Property
        Location                     Size            at November 2, 1996

   Belleview, Florida            33,500 sq. ft.           $  91,986
   Ocala, Florida(1)             72,000 sq. ft.             558,383

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

   Item 4.   Submission of Matters to a Vote of Security Holders

        None



                                     PART II

   Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        The Registrant's Common Stock is listed on the Nasdaq National Market under the symbol NOBH. The following table shows the range of high and low sales prices for the Common Stock for each fiscal quarter of 1996 and 1995.

                                            Fiscal Year End (1)
                                 November 2, 1996        November 4, 1995
    Quarter                      High         Low        High        Low

    1st                           $9.33      $8.67       $6.67       $5.67
    2nd                           11.33      11.00        5.50        4.83
    3rd                           12.92      12.67        7.83        6.83
    4th                           15.25      14.75       11.00        9.00

   _______________________

   (1) On January 19, 1996 and August 16, 1996, three-for-two stock splits in the form of stock dividends were paid to shareholders of record on December 22, 1995 and July 26, 1996, respectively. Amounts in the table have been restated to give effect to these two stock dividends.

        At January 16, 1997, the approximate number of record holders of Common Stock was 254 (not including individual participants in security position listings).

        The payment of cash dividends will be within the discretion of the Registrant's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Registrant. During fiscal 1996 and 1995, no cash dividends were paid.

   Item 6.   Selected Financial Data

        The following table sets forth Selected Financial Data for each of the Registrant's last five fiscal years. This information should be read in conjunction with the financial statements of the Company (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

                                                                  Years Ended(1)
                                    November 2,     November 4,     October 29,     October 30,     October 31,
                                        1996            1995            1994           1993            1992
                                                       (In thousands except per share data)

    Total net sales                   $36,455         $30,806        $23,082        $19,438          $9,745
    Income from operations              3,839           2,710          1,585          1,846             103
    Other income                           47           1,340            374            177             103
    Net income                          2,395           2,957          1,769          1,867             206
    Net income per share(2)               .81            1.03            .61            .64             .08
    Total Assets                       14,871          12,896         11,355         11,438           5,041
    Long term obligations                 -0-             659            764            936             218
    Stockholders equity                12,256           9,479          6,481          4,820           3,069

   _____________________________

   (1) The Company's fiscal year ends on the first Saturday on or after October 31. Prior to 1995, the Company's fiscal year ended on the Saturday closest to October 31. The years ended November 2, 1996,
        November 4, 1995, and October 31, 1992 consisted of a fifty-three week period and the years ended October 29, 1994 and October 30, 1993 consisted of a fifty-two week period.

   (2) On January 19, 1996 and August 16, 1996, three-for-two stock splits in the form of stock dividends were paid to shareholders of record on December 22, 1995 and July 26, 1996, respectively. Amounts in the table have been restated to give effect to these two stock dividends.




   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   General

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

        The Registrant continues to make sales to the retirement community market, which is made up of retirees from the north who move to Florida to enjoy its milder winters and who typically purchase homes to be located on sites leased from park communities that offer a variety of amenities. While a portion of the Registrant's sales in this market are made to communities owned by the Registrant's affiliate, TLT, the importance to the Registrant of the retirement market continues to diminish, both as a focus of its efforts and in dollars and as percentage of total sales.

        The Company sold 1,087 homes in fiscal 1996, of which 237 homes were sold to independent dealers, representing sales of $5,203,547, and 28 homes were sold to TLT communities, representing sales of $708,196. In fiscal 1995, the Company sold 1,030 homes, of which 181 homes were sold to independent dealers, representing sales of $3,874,817, and 55 homes were sold to TLT communities, representing sales of $1,295,209. In fiscal 1994, the Company sold 838 homes, of which 230 homes were sold to independent dealers, representing sales of $4,257,766; and 65 homes were sold to TLT communities, representing sales of $1,395,207. The balance of the Registrant's sales in fiscal 1996, 1995 and 1994 were made on a retail basis through Prestige's retail centers.

        The Registrant has a product line of approximately 100 active models. Market demand can fluctuate on a fairly short-term basis; however, the manufacturing process is such that the Registrant can alter its product mix relatively quickly in response to changes in the market. During fiscal 1996, the Registrant's product mix was positively affected by larger, more expensive double-wide and triple-wide homes and better acceptance of the Registrant's single-wide homes both resulting from greater consumer confidence and the availability of varied types of financing at competitive rates. Many family buyers today purchase three- or four-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement community market.

        In an effort to make manufactured homes more competitive with conventional housing, the outside financing sources that finance home purchases by Prestige's customers continue to develop creative and attractive financing packages including 30-year mortgages, an interest rate reduction program, combination land/manufactured home loans, and a 5% down payment program for qualified buyers.

   Results of Operations

        The Company continued to increase revenues during the fiscal year ended November 2, 1996. Total net sales in 1996 were $36,455,195 compared to $30,805,835 in 1995 and $23,082,391 in fiscal 1994. This increase in net sales represents an 18.3% increase in 1996 and 33.4% increase in 1995. The increase in sales in fiscal 1996 over fiscal 1995 was primarily due to the Company having fifteen retail sales centers in full operation during the majority of fiscal 1996 following the acquisition of three additional existing retail sales centers in November 1995. The increase in fiscal 1995 sales over fiscal 1994 sales was primarily due to the Company having ten retail sales centers in full operation throughout fiscal 1995 and the acquisition of two existing retail sales centers in May 1995. In fiscal 1994, the Company had eight retail sales centers in full operation. Two additional retail sales centers were opened in August and September 1994, respectively, but did not produce any sales until the first quarter of fiscal 1995. A portion of the fiscal 1995 increase in sales also was due to higher costs passed on to customers resulting from new HUD regulations (see "Description of Business-Regulation"). Both of the years ended November 2, 1996 and November 4, 1995 consisted of a fifty-three (53) week period while the year ended October 29, 1994 consisted of a fifty-two (52) week period.

        Industry-wide production of manufactured homes continued to improve for the first eleven months of 1996, up 9.1% over 1995, which had shown an 11.4% improvement over 1994, extending the trend begun in 1992.
   Production of manufactured homes in Florida increased approximately 11% in 1996 following a decline of approximately 8.6% for the first eleven months of calendar 1995. The decline in 1995 followed an increased demand in 1994 and 1993 for homes in South Florida during the rebuilding following Hurricane Andrew. Nobility's sales increased by 18% in fiscal 1996, 33% in fiscal 1995 and 18% in fiscal 1994.

        Gross profit as a percentage of net sales was 25.5% in fiscal 1996 compared to 23.4% in fiscal 1995. The increase in gross profit in fiscal 1996 was primarily due to increasing home prices to offset lumber price increases and continuing improvements in operating efficiency at the Registrants' manufacturing plants.

        In fiscal 1995, gross profit as a percent of net sales was 23.4% compared to 22.0% in fiscal 1994. The increase in gross profit in fiscal 1995 was primarily due to an 8.4% increase in the average new home sales prices and better operating efficiencies at both the Prestige retail centers and at the Registrant's manufacturing plants.

        Selling, general and administrative expenses as a percent of net sales was 15.0% in fiscal 1996 as compared to 14.1% in 1995. The increase in selling, general and administrative expenses was primarily due to start-up expenses associated with the addition of the three retail sales centers in November 1995, coupled with increased newspaper, radio and television advertising expense. In fiscal year 1995, selling, general and administrative expenses as a percent of net sales was 14.1% reflecting little change from 14.3% in fiscal 1994.

        Other income for fiscal 1996 was $46,866, down from $1,339,743 for the 1995 fiscal year which consisted of: (1) $1,000,000 in non-recurring income from the key-man insurance carried on the former president of Prestige Homes, Bertus C. Parker, who died in May, 1995 after a lengthy illness; and (2) $348,884 gain from an installment sale. During fiscal 1994, the Company recognized a $231,327 gain from the sale of its idle North Carolina manufacturing plant and a $162,530 gain from an installment sale and interest of approximately $34,192 on the installment sale.

        Effective October 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes ("FAS 109"). The adoption of FAS 109 changed the Company's method of accounting for income taxes from a deferred method to an asset and liability approach. During the first quarter of fiscal 1994, FAS 109 had the effect of increasing net income by $664,000.

        As a result of the factors discussed above, earnings for fiscal year 1996 are $2,395,130 or $.81 per share compared to $2,957,438 or $1.03 per share for fiscal 1995. Earnings for fiscal year 1994 were $1,769,176 or $.61 per share. Earnings per share information has been restated to give effect to two three-for-two stock splits in the form of dividends payable on January 19, 1996 and August 16, 1996, respectively.

   Liquidity and Capital Resources

        Cash and cash equivalents were $2,049,184 at November 2, 1996 compared to $932,432 at November 4, 1995. Working capital increased to $8,762,581 in fiscal 1996 compared to $6,956,429 in 1995. In fiscal year 1996, the Company carried all the inventory for the retail sales centers and did not incur third party floor plan financing expenses. Inventories increased to $7,820,908 in 1996 from $6,786,159 at fiscal year end 1995. The increase in inventories is primarily due to the acquisition of the three retail centers in 1995. During fiscal 1995, the Company maintained an average of $1.5 million on third party floor plans, which was paid off during the fourth quarter of 1995, compared with an average of $2.0 million in fiscal 1994.

        During fiscal 1996 and 1995, the Company maintained a revolving credit agreement with a major bank providing for borrowings up to $2.5 million.
   In July 1996, the Company entered into a second revolving line of credit agreement with a major bank which provides for borrowings up to $1,500,000. These two agreements provide the Company with an additional $4.0 million of working capital for use in connection with its overall operations. At November 2, 1996, there were no amounts outstanding under these agreements.

        In July 1996, the Company paid in full $652,000 in loans borrowed against the cash surrender value of the Company owned life insurance policies. The policies insure the President of the Company and name the Company as beneficiary.

        On November 22, 1995, the Company acquired three retail sales centers in Florida in an asset acquisition by issuing 18,000 shares of common stock with a fair market value of $252,000.

        Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal 1996. Working capital requirements for inventory for new retail sales centers are met through a combination of internal sources and the revolving credit lines discussed above.

   Item 8.   Consolidated Financial Statements and Supplementary Data

        Financial statements incorporated herein from the Registrant's Annual Report to Shareholders are attached as Exhibit 13 and are listed at Part IV, Item 13(a), "Consolidated Financial Statements and Schedules."

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        None


                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant

        Information concerning the directors of the Registrant is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 1997 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 1997.

        The following table provides the names, ages and business experience for the past five years for each of the Executive Officers of the Registrant. Executive officers are each elected for one year terms.

   Executive Officers

   Terry E. Trexler (57)    Chairman of the Board and President of
                            Registrant; Mr. Trexler is also President of TLT, and, since April 1996, a director of Citizens
                            National Bank and its subsidiary, Citi-
                            Bancshares, Inc.; Mr. Trexler was Chairman of the
                            Board of Citizens First Bancshares, Inc. and its subsidiary, Citizens First Bank of Ocala prior to its acquisition in April 1996.

   Thomas W. Trexler (33)   Executive Vice President and Chief Financial
                            Officer of the Registrant since December 1994 and a director of the Registrant since February 1993;
                            President of Prestige Insurance Services, Inc.
                            since August 1992; President of Prestige since
                            June 1995 and Vice President from 1991 to June
                            1995; director of Prestige and Vice President and director of TLT since September 1991; prior to September 1991, Mr. Trexler was Vice President of
                            NationsBank (formerly NCNB National Bank) in
                            Naples, Florida.

   Edward C. Sims (50)      Vice President of Engineering of the Registrant.

   Jean Etheredge (51)      Secretary of the Registrant.

   Lynn J. Cramer, Jr. (51) Treasurer of the Registrant.

        Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director of the Registrant, is the son of Terry E. Trexler, the Registrant's President and Chairman of the Board. There are no other family relationships between any directors or executive officers of the Registrant.

   Item 11.  Executive Compensation

        Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 1997 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 1997.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 1997 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 1997.

   Item 13.  Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 1997 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 1997.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)  Consolidated Financial Statements and Schedules:

             Report of Price Waterhouse LLP

             Consolidated Balance Sheets at November 2, 1996 and November 4,
             1995

             Consolidated Statements of Income for the Years Ended November 2, 1996, November 4, 1995 and October 29, 1994

             Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 2, 1996, November 4, 1995 and
             October 29, 1994

             Consolidated Statements of Cash Flows for the Years Ended November 2, 1996, November 4, 1995 and October 29, 1994

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

                  (b) Revolving Credit Agreement dated June 7, 1996 between the Company and SunTrust Bank, North Central Florida.

                  (c) Loan Agreement dated July 17, 1996 between the Company and AmSouth Bank of Florida.

             13. Consolidated Financial Statements and Schedules from 1996 Annual Report to Shareholders.

             21.  Subsidiaries of Registrant.

             27.  Financial Data Schedule.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOBILITY HOMES, INC.


   DATE:  January 20, 1997            By:  /s/ Terry E. Trexler
                                      Terry E. Trexler, Chairman, President
                                         and Chief Executive Officer


   DATE:  January 20, 1997            By:  /s/ Thomas W. Trexler
                                      Thomas W. Trexler, Executive
                                         Vice President
                                         Chief Financial Officer


   DATE:  January 20, 1997            By:  /s/ Lynn J. Cramer, Jr.
                                      Lynn J. Cramer, Jr., Treasurer and
                                         Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



   DATE:  January 20, 1997            /s/ Terry E. Trexler
                                      Terry E. Trexler, Director


   DATE:  January 20, 1997            /s/ Richard C. Barberie
                                      Richard C. Barberie, Director


   DATE:  January 20, 1997            /s/ Robert Holliday
                                      Robert Holliday, Director


   DATE:  January 20, 1997            /s/ Robert P. Saltsman
                                      Robert P. Saltsman, Director


   Date:  January 20, 1997            /s/ Thomas W. Trexler
                                      Thomas W. Trexler, Director

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

             (b) Revolving Credit Agreement dated June 7, 1996 between the Company and SunTrust Bank, North Central Florida.

             (c) Loan Agreement dated July 17, 1996 between the Company and AmSouth Bank of Florida.

      13. Consolidated Financial Statements and Schedules from 1996 Annual Report to Shareholders.

      21.    Subsidiaries of Registrant.

      27.    Financial Data Schedule.