Form 10-Q
period 1997-02-01
NOBILITY HOMES INC
filed 1997-03-18
CIK 72205

FORM 10-Q

                      SECURITITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly period ended February 1, 1997

                          Commission File number 0-6506

                              NOBILITY HOMES, INC.
             (Exact name of registrant as specified in its charter)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
   been subject to such filing requirements for the past 90 days.  Yes   X ;
   No _____.

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 14, 1997. 2,970,954

                              NOBILITY HOMES, INC.

                                      INDEX

                                                                     Page
                                                                    Number

             PART I.   Financial Information

             Item 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       February 1, 1997 and November 2, 1996            3

                       Consolidated Statements of Income for
                       the three months ended February 1, 1997          4
                       and February 3, 1996

                       Consolidated Statements of Cash Flows
                       for three months ended February 1, 1997          5
                       and February 3, 1996

                       Notes to Consolidated Financial                  6
                       Statements

             Item 2.   Management's Discussion and Analysis of
                       Results of Operations and Financial              7
                       Conditions

             PART II.  Other Information and Signatures

             Item 4.   Submission of Matters to a Vote of               8
                       Security Holders

             Item 6.   Exhibits and Reports of Form 8-K                 8

                         PART I.  FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                            February 1,     November 2,
                                               1997            1996
                                           (Unaudited)
   ASSETS

   Current Assets:
     Cash and cash equivalents              $1,132,723    $  2,049,184
     Accounts receivable - trade             1,586,767         642,626
     Accounts receivable - trade, from
        related parties                        524,692         350,379
     Inventories                             8,150,868       7,820,908
     Deferred income taxes                     145,400         145,400
     Other current assets                      450,281         368,466
                                            ----------      ----------

        Total current assets                11,990,731      11,376,963

   Property, plant and equipment, net        1,214,683       1,166,429
   Deferred income taxes - noncurrent          707,200         707,200
   Other assets                              1,617,164       1,620,046
                                            ----------      ----------

        Total assets                       $15,529,778     $14,870,638
                                            ==========      ==========

   LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                      $   949,173     $ 1,368,168
     Accrued expenses                          981,411         692,737
     Other liabilities                         801,724         553,477
                                            ----------      ----------

          Total liabilities                  2,732,308       2,614,382
                                            ----------      ----------

   Stockholders' equity:
     Preferred stock, $.10 par value,
       500,000 Shares authorized,
       none issued                              --             --
     Common stock, $.10 par value,
       10,000,000 shares authorized,
       3,436,790 shares issued                 343,679         343,679
     Additional paid in capital              2,345,715       2,345,715
     Retained earnings                      11,788,143      11,246,929
     Less treasury stock at cost, 465,836
       shares                               (1,680,067)     (1,680,067)
                                            ----------      ----------

        Total stockholders' equity          12,797,470      12,256,256
                                            ----------      ----------

   Commitments and contingencies              --              --
                                            ----------      ----------
        Total liabilities and
          stockholders' equity             $15,529,778     $14,870,638
                                            ==========      ==========

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                               Three Months Ended
                                           February 1,    February 3,
                                              1997           1996

   Net sales                               $ 8,993,505     $ 6,986,157
   Net sales - related parties                  52,487         127,820
                                             ---------       ---------

        Total net sales                      9,045,992       7,113,977

   Less cost of goods sold                  (6,826,587)     (5,177,382)
                                             ---------       ---------

        Gross profit                         2,219,405       1,936,595

   Selling, general and administrative
     expenses                               (1,366,570)     (1,166,274)
                                             ---------       ---------

        Operating income                       852,835         770,321

   Other income (expenses):
     Interest income                            18,690         --
     Interest expense                          --               (6,838)
     Miscellaneous income                        6,689          12,705
                                             ---------       ---------
                                                25,379           5,867
                                             ---------       ---------

   Income before provision for income taxes    878,214         776,188

   Less provision for income taxes            (337,000)       (297,000)
                                             ---------       ---------

        Net income                         $   541,214     $   479,188
                                             =========       =========

   Weighted average shares outstanding       2,970,954       2,932,439
                                             =========       =========
   Earnings per share

        Net income                         $   0.18        $   0.16
                                             =========       =========

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Three Months Ended
                                              February 1,     February 3,
                                                 1997           1996

   Cash flows from operating activities:
     Net income                               $  541,214      $  479,188

     Adjustments to reconcile net income
     to net cash flows provided by
     (used in) operating activities:
        Depreciation and amortization             35,643          32,307

        (Increase) decrease in:
          Accounts receivable - trade           (944,141)       (432,039)
          Accounts receivable - trade from
           related parties                      (174,313)        (12,254)
          Inventories                           (329,960)       (993,634)
          Other current assets                   (81,815)        (35,082)
        Increase (decrease) in:
          Accounts payable                      (418,995)       (416,625)
          Accrued expenses                       288,674         (83,899)
          Other current liabilities              248,247         296,832
                                               ---------       ---------

             Net cash flows (used in)
             operating activities               (835,446)     (1,165,206)
                                               ---------       ---------

   Cash flows from investing activities:
     Purchase of equipment                       (81,015)        (30,792)
                                               ---------       ---------

             Net cash flows (used in)
             investing activities                (81,015)        (30,792)
                                               ---------       ---------

   Cash flows from financing activities:
     Proceeds from exercise of stock options       --            130,000
     Revolving credit line                         --            436,336
     Principal payment on notes payable -
        other                                      --             (6,644)
                                               ---------       ---------

             Net cash flows provided by
             financing activities                  --            559,692
                                               ---------       ---------

   Decrease in cash and cash equivalents        (916,461)       (636,306)

   Cash and cash equivalents at beginning
     of year                                   2,049,184         932,432
                                               ---------       ---------

   Cash and cash equivalents at end
     of quarter                               $1,132,723      $  296,126
                                               =========       =========

   Supplemental disclosure of
     cash flow information

     Interest paid                            $    --         $    6,204
                                               =========       =========

     Income taxes paid                        $  125,000      $   --
                                               =========       =========

   Supplemental disclosure of non-cash
     activities

     Issuance of common stock for
       certain assets and liabilities
       see note 3 "Notes to consolidated
        financial statements"                 $    --         $  252,000
                                               =========       =========

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

  1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended February 1, 1997 are not necessarily indicative of the results of the full fiscal year.

        Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission rules and regulations governing form 10-
      Q. The condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 2, 1996 form 10-K annual report.

   2.   Inventories

        Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Cost components of inventories are material, labor and plant overhead. The cost of goods sold for the three months ended February 1, 1997 and February 3, 1996 reflects opening and closing inventories as follows:

                       February 1,   November 2,   February 3,   November 4,
                         1997           1996          1996          1995

    Raw Materials      $  572,049    $  554,255    $  529,123    $  530,061
    Work-in-process        94,894        95,279        94,517        73,068
    Finished homes      6,577,947     6,302,097     6,382,737     5,366,658
    Pre-owned manu-
      factured home       287,866       311,133       306,950       292,374
    Model home
      furniture and
      other               618,112       558,144       561,439       523,998
                        ---------     ---------     ---------     ---------
                       $8,150,868    $7,820,908    $7,874,766    $6,786,159
                        =========     =========     =========     =========

   3.   Acquisition.

        On November 22, 1995, the Company acquired three manufacturing home sales centers in Florida in an asset acquisition by issuing 18,000 shares common stock valued at $252,000. This transaction was accounted for using the purchas method of accounting; accordingly, the purchased assets have been recorded at their estimated fair market value at the date of acquisition. This treatment resulted in approximately $74,195 of cost in excess of net assets acquired, which is being amortized on a straight-line basis over 15 years. The results of operations of the acquired businesses have been included in the consolidated financial statements since the date of acquisition.

                             Nobility Homes, Inc.
               Management's Discussion And Analysis Of Results Of
                       Operations And Financial Condition


   Results of Operations

        Net sales in the first quarter of 1997 increased 27 percent to $9,045,992 as compared to $7,113,977 for the first quarter of 1996. The increase in sales for the three months of 1997 was primarily the result of two factors. (1) Net sales to non-related dealers increased to $1,909,484 for the first quarter of 1997 compared to $957,319 for the same quarter last year. (2) The Company had fifteen retail sales centers in full operation during the first quarter of 1997 as compared to twelve retail sales centers in full operation for the first quarter of 1996 plus the acquisition during that quarter of three existing retail sales centers. Same store sales volume for the first quarter of 1997 increased 13.4% to $6,558,375 from $5,783,133 for the first quarter of 1996.

        Gross profit in the first quarter of 1997 as a percentage of net sales was 25 percent compared to 27 percent for the same period last year. The decrease in gross profit was primarily due to the loss of Prestige retail profits from the approximately $1.0 million of increased sales to the Company's non-related dealers and the additional profit bonuses accrued for the Company's management personnel in first quarter of 1997 that were not paid in first quarter of 1996.

        Selling, general and administrative expenses, as a percentage of net sales, was 15 percent in the first quarter of 1997 compared to 16 percent in 1996.

        As a result of the factors discussed above, net income for the first quarter of 1997 was $541,214 or $.18 per share, compared to $479,188 or $.16 per share in 1996.

   Liquidity and Capital Resources

        Cash and cash equivalents were $1,132,723 at February 1, 1997 compared to $2,049,184 as of November 2, 1996. The decrease in cash and cash equivalents is primarily due to the increase in accounts receivable - trade from $642,626 at November 2, 1996 to $1,586,767 at the end of first quarter of 1997 due to the increased sales to non-related dealers.

        The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $2.5 million and a second revolving line of credit agreement with a major bank which provides for borrowings up to $1.5 million. These two agreements provide the Company with an additional $4.0 million of working capital for use in connection with its overall operations.

        The Company signed a letter of intent in March 1997 to acquire two additional existing manufacturing home retail sales centers in North Central Florida for cash. In November 1995 the Company acquired three retail sales centers in Florida in an asset acquisition by issuing 18,000 shares of common stock with a fair market value of $252,000.

        Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal 1997. Working capital requirements for inventory for any new sales centers will be met through a combination of internal sources and the revolving credit lines discussed above.

                   Part II.  Other Information And Signatures

   Item 4.   Submission of Matters to a Vote of Security Holders.

   a)    The Annual Meeting of the Shareholders was held on February 28,
         1997

   b)    To elect a board of five directors.

                                                                No      Not
                                For        Against   Abstain   Vote    Voted

          Terry E. Trexler     2,667,610   70,418      0        0     232,926
          Richard C. Barberie  2,667,160   70,868      0        0     232,926
          Robert P. Holliday   2,667,610   70,418      0        0     232,926
          Robert P. Saltsman   2,667,610   70,418      0        0     232,926
          Thomas W. Trexler    2,667,610   70,418      0        0     232,926

   c) To approve an amendment to Article III of the Company's Articles of Incorporation increasing the number of authorized shares of the Company's common stock from 4,000,000 to 10,000,000.

                       For      Against    Abstain   No Vote   Not Voted

                   2,577,806    156,705     3,517       0       232,926

   d)    To approve the Nobility Homes, Inc. Stock Incentive Plan

                       For      Against    Abstain    No Vote   Not Voted

                    2,163,52     71,622    12,517       0      723,286

  Item 6.   Exhibits And Reports On Form 8-K

         Exhibit 27  Financial Data Schedule

                                   Signatures

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                      NOBILITY HOMES, INC.


   DATE:  March 17, 1997              By:  /s/  Terry E. Trexler
                                        Terry E. Trexler, Chairman,
                                        President and Chief
                                        Executive Officer


   DATE:  March 17, 1997              By:  /s/  Thomas W. Trexler
                                        Thomas W. Trexler, Executive
                                        Vice President, Chief
                                        Financial Officer


   DATE:  March 17, 1997              By:  /s/  Lynn J. Cramer, Jr.
                                        Lynn J. Cramer, Jr., Treasurer
                                        and Principal Accounting Officer