Form 10-Q
period 1997-05-03
NOBILITY HOMES INC
filed 1997-06-13
CIK 72205

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly period ended May 3, 1997

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

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of June 14, 1997. 2,970,954

                              NOBILITY HOMES, INC.

                                     INDEX

                                                                     Page
                                                                    Number

             PART I.   Financial Information

             Item 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       May 3, 1997 and November 2, 1996                 3

                       Consolidated Statements of Income for
                       the six months ended May 3, 1997
                       and May 4, 1996                                  4

                       Consolidated Statements of Cash Flows
                       for six months ended May 3, 1997 and
                       May 4, 1996                                      5

                       Notes to Consolidated Financial
                       Statements                                       6

             Item 2.   Management's Discussion and Analysis of
                       Results of Operations and Financial
                       Conditions                                       7

             PART II.  Other Information and Signatures

             Item 6.   Exhibits and Reports of Form 8-K                 8

                         PART I.  FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                              May 3,        November 2,
                                               1997            1996
                                              ------        -----------
                                           (Unaudited)
   ASSETS

   Current Assets:
     Cash and cash equivalents              $1,739,180    $  2,049,184
     Accounts receivable - trade               919,496         642,626
     Accounts receivable - trade, from
        related parties                        493,351         350,379
     Inventories                             8,975,567       7,820,908
     Deferred income taxes                     145,400         145,400
     Other current assets                      495,396         368,466
                                            ----------      ----------

        Total current assets                12,768,390      11,376,963

   Property, plant and equipment, net        1,248,921       1,166,429
   Deferred income taxes - noncurrent          707,200         707,200
   Other assets                              1,613,470       1,620,046
                                            ----------      ----------

        Total assets                       $16,337,981     $14,870,638
                                            ==========      ==========

   LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                      $ 1,123,924     $ 1,368,168
     Accrued expenses                        1,116,718         692,737
     Other liabilities                         594,886         553,477
                                            ----------      ----------

          Total liabilities                  2,835,528       2,614,382
                                            ----------      ----------

   Stockholders' equity:
     Preferred stock, $.10 par value,
       500,000 Shares authorized,
       none issued                                  --              --
     Common stock, $.10 par value,
       10,000,000 shares authorized,
       3,436,790 shares issued                 343,679         343,679
     Additional paid in capital              2,345,715       2,345,715
     Retained earnings                      12,493,126      11,246,929
     Less treasury stock at cost, 465,836
       shares                               (1,680,067)     (1,680,067)
                                            ----------      ----------

        Total stockholders' equity          13,502,453      12,256,256
                                            ----------      ----------

   Commitments and contingencies                    --              --
                                            ----------      ----------
        Total liabilities and
          stockholders' equity             $16,337,981     $14,870,638
                                            ==========      ==========

                            NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                         Three Months Ended               Six Months Ended
                                       May 3,        May 4,             May 3,        May 4,
                                        1997          1996               1997          1996

   Net sales                       $ 9,506,324     $ 9,207,200      $ 18,499,829   $ 16,193,358
   Net sales - related part             98,376         116,305           150,863        244,125
                                   -----------     -----------      ------------   ------------

        Total net sales              9,604,700       9,323,505        18,650,692     16,437,483

   Less cost of goods sold          (7,108,823)     (6,936,108)      (13,935,411)   (12,113,490)

        Gross profit                 2,495,877       2,387,397         4,715,281      4,323,993

   Selling, general and
     administrative expenses        (1,419,325)     (1,359,924)       (2,785,896)    (2,523,037)
                                   -----------      ----------      ------------   ------------

        Operating income             1,076,552       1,027,473         1,929,385      1,800,956

   Other income (expenses):
        Interest income                 19,131           1,571            37,821          4,872
        Interest expense                    --         (15,104)               --        (19,891)
        Miscellaneous income            49,302          10,739            55,991         24,930
                                   -----------      ----------      ------------   ------------

                                        68,433          (2,794)           93,812          9,911
                                   -----------      ----------      -------------  ------------


   Income before provision
       for income taxes              1,144,985       1,024,679         2,023,197      1,810,867

   Less provision
       for income taxes               (440,000)       (389,000)         (777,000)      (686,000)

          Net income               $   704,985      $  635,679      $  1,246,197   $  1,124,878
                                   ===========      ==========      ============   ============

   Weighted average
      shares outstanding             2,970,954       2,932,439         2,970,954      2,932,439

   Earnings per share

         Net income                $       .24      $      .22      $        .42   $        .38
                                   ===========      ==========      ============   ============

                                 NOBILITY HOMES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                    Six Months Ended
                                                   May 3,          May 4,
                                                    1997            1996

   Cash flows from operating activities:
      Net income                                $  1,246,197     $  1,124,867

      Adjustments to reconcile net income
        to net cash flows provided by (used
        in) operating activities:
           Depreciation and amortization              72,000           64,486
           (Increase) decrease in:
              Accounts receivable-trade             (276,870)        (336,845)
              Accounts receivable-trade
                from related parties                (142,972)         286,837
              Inventories                         (1,154,659)      (1,292,495)
              Other current assets                  (126,930)        (186,765)
           Increase (decrease) in:
              Accounts payable                      (244,244)        (273,735)
              Accrued expenses                       423,981           81,527
              Other current liabilities               41,409          166,883
                                                ------------     ------------

                 Net cash flows (used in)
                   operating activities             (161,990)        (365,240)
                                                ------------     ------------

   Cash flows from investing activities:
     Purchase of equipment                          (148,014)         (80,180)
                                                ------------     ------------

                 Net cash flows (used in)
                   investing activities             (148,014)         (80,180)
                                                ------------     ------------

   Cash flows from financing activities:
     Proceeds from exercise of stock options              --          130,000
     Revolving credit line                                --          661,251
     Principal payment on notes payable -
       other                                              --           (6,644)
                                                ------------     ------------

         Net cash flows provided by
           financing activities                           --          784,607
                                                ------------     ------------

   Increase (Decrease) in cash and
     cash equivalents                               (310,004)         339,187

   Cash and cash equivalents at beginning
     of year                                       2,049,184          932,432
                                                ------------     ------------

   Cash and cash equivalents at end
     of quarter                                 $  1,739,180     $  1,271,619
                                                ============     ============

   Supplemental disclosure of cash
     flow information

        Interest paid                           $         --     $     19,891
                                                ============     ============

        Income taxes paid                       $    712,500     $    650,000
                                                ============     ============

   Supplemental disclosure of
      non-cash activities

        Issuance of common stock for
          certain assets and liabilities
            see note 3 "Notes to
              consolidated financial
              statements"                       $         --     $    252,000
                                                ============     ============

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended May 3, 1997 are not necessarily indicative of the results of the full fiscal year.

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

   2.   Inventories

        Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Cost components of inventories are material, labor and plant overhead. The cost of goods sold for the six months ended May 3, 1997 and May 4, 1996 reflects opening and closing inventories as follows:

                          May 3,     November 2,     May 4,      November 4,
                           1997         1996          1996          1995
                       ----------    -----------   ----------    -----------

    Raw Materials      $  564,654    $  554,255    $  557,227    $  530,061
    Work-in-process        95,158        95,279        64,160        73,068
    Finished homes      7,423,299     6,302,097     6,587,314     5,366,658
    Pre-owned manu-
      factured home       241,623       311,133       259,240       292,374
    Model home
      furniture and
      other               650,833       558,144       705,686       523,998
                        ---------     ---------     ---------     ---------
                       $8,975,567    $7,820,908    $8,173,627    $6,786,159
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

                             Nobility Homes, Inc.
               Management's Discussion And Analysis Of Results Of
                       Operations And Financial Condition


   Results of Operations

        Net sales for the three months ended May 3, 1997 were $9,604,700 compared to $9,323,505 for the same period last year. Net sales for the six months ended May 3, 1997 increased 13.5 percent to $18,650,692 as compared to $16,437,483 a year ago. This increase in sales was primarily due to the sales to non-related dealers increasing to $4,032,257 for the first six months of 1997 compared to $2,210,044 for
   the same period last year.   The Company had fifteen retail sales
   centers in full operation during the first six months of 1997 as compared to twelve retail sales centers in full operation for the first quarter of 1996 plus the acquisition during that quarter of three existing retail sales centers. Same store sales volume for the six months of 1997 compared to the same period last year was approximately the same.

        Gross profit, as a percentage of net sales, was approximately 26 percent in the second quarter of 1997, up from 25.6% in the same period last year. Gross profit, as a percentage of sales, decreased approximately 1 percent in the first six months of 1997 versus the same period last year. The decrease in gross profit was primarily due to the loss of Prestige retail profits from the approximately $2.0 million of increased sales to the Company's non-related dealers.

        Selling, general and administrative expenses, as a percentage of net sales, fluctuated very little and was approximately 15 percent for the three and six month periods of 1997 and 1996.

        As a result of the factors discussed above, net income for the second quarter of 1997 was $704,985 or $.24 per share, compared to $635,229 or $.22 per share in 1996. For the six months ended May 3, 1997 net income was $1,246,197 or $.42 per share, compared to $1,124,867 or $.38 per share as of May 4, 1996.

   Liquidity and Capital Resources

        Cash and cash equivalents were $1,739,180 at May 3, 1997 compared to $2,049,184 as of November 2, 1996. Inventories increased to $8,975,567 as of May 3, 1997 as compared to $7,820,908 at the end if fiscal year 1996. The increase in inventory is primarily due to the purchase of one existing manufacturing home retail sales center and a greater number of sold retail homes in the process of being closed and funded.

        The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $2.5 million and a second revolving line of credit agreement with a major bank which provides for borrowings up to $1.5 million. These two agreements provide the Company with an additional $4.0 million of working capital for use in connection with its overall operations.

        The Company in March 1997 acquired one additional existing manufactured home retail sales center in North Central Florida for $85,000 cash. In November 1995 the Company acquired three retail sales centers in Florida in an asset acquisition by issuing 18,000 shares of common stock with a fair market value of $252,000.

        Consistent with normal practice, the Company s operations are not expected to require significant capital expenditures during fiscal 1997. Working capital requirements for inventory for any new sales centers will be met through a combination of internal sources and the revolving credit lines discussed above.

                   Part II.  Other Information And Signatures


   Item 6.   Exhibits And Reports On Form 8-K

             Exhibit 27  Financial Data Schedule


                                   Signatures

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                      NOBILITY HOMES, INC.


   DATE:  June 13, 1997              By:  /s/  Terry E. Trexler
                                        Terry E. Trexler, Chairman,
                                        President and Chief
                                        Executive Officer


   DATE:  June 13, 1997              By:  /s/  Thomas W. Trexler
                                        Thomas W. Trexler, Executive
                                        Vice President, Chief
                                        Financial Officer


   DATE:  June 13, 1997              By:  /s/  Lynn J. Cramer, Jr.
                                        Lynn J. Cramer, Jr., Treasurer
                                        and Principal Accounting Officer