Form 10-Q
period 1997-08-02
NOBILITY HOMES INC
filed 1997-09-12
CIK 72205

FORM 10-Q

                      SECURITITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly period ended August 2, 1997

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
   been subject to such filing requirements for the past 90 days.  Yes    X;
   No _____.

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of September 10, 1997. 2,970,954

                              NOBILITY HOMES, INC.

                                    INDEX

                                                                    Page
                                                                   Number

             PART I.   Financial Information

             Item 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       August 2, 1997 and November 2, 1996              3

                       Consolidated Statements of Income for
                       the three and nine months ended August           4
                       2, 1997 and August 3, 1996

                       Consolidated Statements of Cash Flows
                       for nine months ended August 2, 1997             5
                       and August 3, 1996

                       Notes to Consolidated Financial                  6
                       Statements

             Item 2.   Management's Discussion and Analysis of
                       Results of Operations and Financial              7
                       Conditions

             PART II.  Other Information and Signatures

             Item 6.   Exhibits and Reports of Form 8-K                 8

                        PART I.    FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                August 2,        November 2,
                                                  1997              1996
   ASSETS                                      (Unaudited)

   Current Assets:
     Cash and cash equivalents                $  2,684,407       $  2,049,184
     Accounts receivable - trade                 1,065,478            642,626
     Accounts receivable - trade,
       from related  parties                       547,600            350,379
     Inventories                                 8,770,626           7,820,908
     Deferred income taxes                         145,400             145,400
     Other current assets                          271,049             368,466
                                               -----------        ------------

          Total current assets                  13,484,560          11,376,963

   Property, plant and equipment, net            1,329,982           1,166,429
   Investment in joint venture -
     Nobility 21                                   253,376                  --
   Deferred income taxes - noncurrent              654,941             707,200
   Other assets                                  1,645,753           1,620,046
                                               -----------        ------------

          Total assets                        $ 17,368,612       $  14,870,638
                                               ===========        ============

   LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                         $  1,064,777       $   1,368,168
     Accrued expenses                            1,178,300             692,737
     Other liabilities                             842,482             553,477
                                               -----------        ------------

          Total liabilities                      3,085,559           2,614,382
                                               -----------        ------------

   Stockholders' equity:
     Preferred stock, $.10 par value,
       500,000 shares authorized, none
       issued                                           --                  --
     Common stock, $.10 par value,
       10,000,000 shares authorized,
       3,436,790 shares issued                     343,679             343,679
     Additional paid in capital                  2,345,715           2,345,715
     Retained earnings                          13,273,726          11,246,929
     Less treasury stock at cost,
       465,836 shares                           (1,680,067)         (1,680,067)
                                               -----------        ------------

          Total stockholders' equity            14,283,053          12,256,256
                                               -----------        ------------

   Commitments and contingencies                        --                  --
                                               -----------        ------------

          Total liabilities and
            stockholders' equity              $ 17,368,612       $  14,870,638
                                               -----------        ------------

                            NOBILITY HOMES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                    Three Months Ended                    Nine Months Ended
                                 August 2,        August 3,           August 2,        August 3,
                                    1997            1996                1997              1996

   Net sales                   $ 10,367,297     $   9,737,023       $ 28,867,127      $ 25,930,381
   Net sales - related part         248,990           259,955            399,853           504,080
                                -----------      ------------        -----------       -----------

       Total net sales           10,616,287         9,996,978         29,266,980        26,434,461

   Less cost of goods sold       (7,779,104)       (7,500,610)       (21,714,518)      (19,614,100)
                                -----------      ------------        -----------       -----------

       Gross profit               2,837,183         2,496,368          7,552,462         6,820,361

   Selling, general and
     administrative expenses     (1,666,105)       (1,558,429)        (4,452,000)       (4,091,467)

       Operating income           1,171,078           937,939          3,100,462         2,728,894

   Other income (expenses):
      Interest income                35,272             4,591             73,093             9,463
      Interest expense                   --           (30,155)                --           (50,046)
      Miscellaneous income           60,251             3,273            116,242            28,204
                                -----------      ------------        -----------       -----------
                                     95,523           (22,291)           189,335           (12,379)
                                -----------      ------------        -----------       -----------

   Income before provision
     for income taxes             1,266,601           915,648          3,289,797         2,716,515

   Less provision
     for income taxes              (486,000)         (282,000)        (1,263,000)         (968,000)
                                -----------      ------------        -----------       -----------

       Net income              $    780,601     $     633,648       $  2,026,797      $  1,748,515
                                ===========      ============        ===========       ===========

   Weighted average
     shares outstanding           2,970,954         2,958,116          2,970,954         2,958,116
                                ===========      ============        ===========       ===========

   Earnings per share

     Net income                $        .26     $         .21       $        .68      $        .59
                                ===========      ============        ===========       ===========

                                    NOBILITY HOMES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                        Nine Months Ended
                                                   August 2,        August 3,
                                                     1997             1996
   Cash flows from operating activities:
     Net income                                  $  2,026,797     $  1,748,515

     Adjustments to reconcile net income
       to net cash flows provided by
       operating activities:
         Depreciation and amortization                110,178           93,804
         Undistributed earnings in joint
           venture - Nobility 21                       (3,376)              --
        (Increase) decrease in:
           Accounts receivable -trade                (422,852)        (183,629)
           Accounts receivable -trade from
             related parties                         (197,221)         269,091
          Inventories                                (949,718)        (763,671)
          Other current assets                        149,676          (15,204)
        Increase (decrease) in:
          Accounts payable                           (303,391)        (435,652)
          Accrued expenses                            485,563          151,135
          Other current liabilities                   289,005           43,481
                                                  -----------      -----------

            Net cash flows provided by
              operating activities                  1,184,661          907,870
                                                  -----------      -----------

   Cash flows from investing activities:
     Investment in joint venture - Nobility 21       (250,000)              --
     Purchase of equipment                           (299,438)        (169,382)
                                                  -----------      -----------

            Net cash flows (used in)
              investing activities                   (549,438)        (169,382)
                                                  -----------      -----------

   Cash flows from financing activities:
     Proceeds from exercise of stock options               --          130,000
     Principal payment on cash surrender value             --         (652,424)
     Principal payment on notes payable - other            --           (6,644)
                                                  -----------      -----------

            Net cash flows provided by
              (used in) financings activities              --         (529,068)
                                                  -----------      -----------

   Increase in cash and cash equivalents              635,223          209,420

   Cash and cash equivalents at
     beginning of year                              2,049,184          932,432
                                                  -----------      -----------

   Cash and cash equivalents at
     end of quarter                              $ 2,684,407      $  1,141,852
                                                  ----------       -----------

   Supplemental disclosure of cash flow
     information

     Interest paid                               $        --      $     50,046
                                                  ==========       ===========

     Income taxes paid                           $ 1,142,500      $    900,000
                                                  ==========       ===========

   Supplemental disclosure of non-cash
     activities

     Issuance of common stock for certain
       assets and liabilities

         See note 3 "Notes to consolidated
           financial statements"                 $        --      $    252,000
                                                  ==========       ===========

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the nine months ended August 2, 1997 are not necessarily indicative of the results of the full fiscal year.

        Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission rules and regulations governing form 10-Q. The condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 2, 1996 form 10-K annual report.

   2.   Inventories

        Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Cost components of inventories are material, labor and plant overhead. The cost of goods sold for the nine months ended August 2, 1997 and August 3, 1996 reflects opening and closing inventories as follows:

                      August 2,     November 2,     August 3,     November 2,
                        1997           1996           1996           1995

    Raw Materials     $   600,122   $   554,255    $   541,676    $   530,061
    Work-in-process        70,431        95,279         82,288         73,068
    Finished homes      7,145,721     6,302,097      6,212,582      5,366,658
    Pre-owned manu-
      factured homes      263,558       311,133        250,987        292,374
    Model home
      furniture and
      other               690,794       558,144        557,270        523,998
                       ----------    ----------     ----------     ----------
                      $ 8,770,626   $ 7,820,908    $ 7,644,803    $ 6,786,159
                       ==========    ==========     ==========     ==========


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

   4.   Joint Venture.

        In July 1997 the Company invested $250,000 in a joint venture with 21st Century Corporation to provide additional mortgage financing services to the Company's retail sales centers.

                              Nobility Homes, Inc.
               Management's Discussion And Analysis Of Results Of
                       Operations And Financial Condition


   Results of Operations

        Net sales for the three months ended August 2, 1997 increased 6 percent to $10,616,287 compared to $9,996,978 for the same period last year. Net sales for the nine months ended of fiscal 1997 increased 11 percent to $29,266,980 as compared to $26,434,461 a year ago. This increase in sales was primarily due to the sales to non-related dealers increasing to $5,811,917 for the first nine months of 1997 compared to
   $3,511,009 for the same period last year.   The Company had fifteen retail
   sales centers in full operation during the first nine months of 1997 as compared to twelve retail sales centers in full operation for the first quarter of 1996 plus the acquisition during that quarter of three existing retail sales centers. In March 1997 one retail sales center was closed due to poor performance and another retail sales center was purchased. Same store sales volume for the first nine months of 1997, was approximately the same as the first nine months of 1996.

        Gross profit, as a percentage of net sales, was approximately 26.7 percent in the third quarter of 1997 up from 24.9 percent in the same period last year. The increase in gross profit was primarily due to the increased margins at the manufacturing facilities. Gross profit, as a percentage of sales, was approximately 25.8 percent for both the first nine months of 1997 and the same period last year.

        Selling, general and administrative expenses, as a percentage of net sales, fluctuated very little and was approximately 15 percent for the three and nine month periods of 1997 and 1996.

        Other income consists of interest income from short term investments. As a result of the factors discussed above, net income for the third quarter of 1997 was $780,601 or $.26 per share, compared to $633,648 or $.21 per share in 1996. For the first nine months of fiscal 1997 net income was $2,026,797 or $.68 per share, compared to $1,748,515 or $.59 per share for the first nine months of fiscal 1996.

   Liquidity and Capital Resources

        Cash and cash equivalents were $2,684,407 at August 2, 1997 compared to $2,049,184 as of November 2, 1996. Inventories increased to $8,770,626 as of August 2, 1997 as compared to $7,820,908 at the end of fiscal year 1996. The increase in inventory is primarily due to the purchase of one existing manufacturing home retail sales center and a larger number of sold retail homes in the process of being closed and funded.

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

        In July 1997 the Company invested $250,000 in a joint venture with 21st Century Corporation to provide additional mortgage financing services to the Company's retail sales centers.

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

                                      NOBILITY HOMES, INC.


   DATE:  September 10, 1997          By:  /s/ Terry E. Trexler
                                           Terry E. Trexler, Chairman,
                                           President and Chief
                                           Executive Officer


   DATE:  September 10, 1997          By:  /s/ Thomas W. Trexler
                                           Thomas W. Trexler, Executive
                                           Vice President, Chief
                                           Financial Officer


   DATE:  September 10, 1997          By:  /s/ Lynn J. Cramer, Jr.
                                           Lynn J. Cramer, Jr., Treasurer
                                           and Principal Accounting
                                           Officer