Form 10-K
period 1997-11-01
NOBILITY HOMES INC
filed 1998-01-29
CIK 72205

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Under Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                   For the fiscal year ended November 1, 1997

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

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No ____.

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        State the aggregate market value of the voting stock held by non-affiliates of the registrant on January 16, 1998, computed by reference to the average bid and asked prices on that date: $26,957,607

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 16, 1998: 2,970,954 shares of common stock

        DOCUMENTS INCORPORATED BY REFERENCE                  Incorporated at

   Nobility Homes, Inc. Proxy Statement for the 1998        Part III, Items 10,
   Annual Meeting of Shareholders                             11, 12 and 13

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

   Manufactured Homes

        Homes manufactured by the Registrant are available in approximately 100 active models, ranging in size from 636 to 2,153 square feet and contain from one to five bedrooms. The Registrant's manufactured homes ("homes") are available in single-wide widths of 14 and 16 feet ranging from 48 to 72 feet in length, double-wide widths of 24, 26, 28 and 32 feet ranging from 36 to 76 feet in length and triple-wide widths of 36, 38 and 42 feet ranging from 44 to 68 feet in length. During the last four months of fiscal 1997, the Registrant introduced its commemorative 30th Anniversary model, a three bedroom, 2 bath home containing 1,272 square feet. In addition, during 1997 the Registrant introduced a four section model referred to as a quad. Quads are T-shaped and have a total of 2,128 square feet. The Registrant's homes are sold under the trade names "Kingswood,""Richwood," "Springwood," "Tropic Isle," "Regency Manor," "Regency Manor Special," and "Tropic Manor."

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

        The Registrant's two manufacturing plants continued to operate at an average of approximately 55% of their single shift capacity in fiscal 1997, representing no change from fiscal 1996.

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

        The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product to the dealer. The homes produced by the Registrant are delivered by outside trucking companies. The Registrant estimates that it can compete effectively within a range of approximately 300 miles from its manufacturing plants. During the last two fiscal years, all of the Registrant's sales were made in Florida.

   Retail Sales

        Prestige Home Centers, Inc. ("Prestige") operates 15 retail lots in north and central Florida. Its principal executive offices are located at the Registrant's headquarters in Ocala, Florida. According to statistics compiled by Statistical Surveys, Inc. from records on file with the State of Florida, Prestige has been the largest retail dealer of multi-section manufactured homes in Florida since 1994, based on number of home sales.

        Each of Prestige's retail lots is located within 200 miles of one of the Registrant's two manufacturing facilities. Prestige leases its retail lots from unaffiliated parties under leases with terms of between one and three years with renewal options.

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

        The Registrant has entered into a joint venture agreement with 21st Century Mortgage Corporation to provide financing to retail customers purchasing the Registrant's manufactured homes from Prestige. Additionally, financing for home purchases is provided by nine other independent sources that specialize in manufactured housing lending, and numerous banks which finance manufactured home purchases. Prestige is not required to sign any recourse agreements with any of these retail financing sources, nor does Prestige itself finance customers' new home purchases.

        The retail sale of manufactured homes is a highly competitive business. Because of the large number of retail sales centers located throughout the Registrant's market area, potential customers typically can find a sales center within a 100 mile radius of their present home. Prestige competes with over 100 other retailers in its primary market area, some of which may have greater financial resources than Prestige.
   In addition, manufactured homes offered by Prestige compete with conventional site-built housing.

        Prestige also provides, through its wholly-owned subsidiary, Prestige Insurance Services, Inc., an independent insurance agent, credit life and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes. Prestige Insurance Services, Inc. receives a commission on the insurance premium collected at the time an insurance policy is written and in future years if the homeowner renews the policy. Its revenues were approximately $34,000, $16,000 and $24,000 in fiscal 1997, 1996 and 1995, respectively.

   Sales to Independent Dealers and Manufactured Home Communities

        The Registrant sells its homes on a wholesale basis exclusively through 3 full-time salespersons to approximately 60 independent dealers. The Registrant attempts continuously to seek new dealers in the areas in which it operates as there is ongoing turnover in the dealers with which it deals at any one time, especially with manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of the Registrant's dealers other than its subsidiary, Prestige, are independent dealers that sell products produced by several manufacturers. No one dealer accounted for more than 10.0% of the Registrant's total sales in fiscal 1997.

        Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a "floor plan" basis whereby the financial institution obtains a security interest in all or part of the dealer's manufactured home inventory. The Registrant, upon request of the lending institution, enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer's default, the Registrant will, at the lender's request, repurchase the home provided that the Registrant's liability will not exceed the manufacturer's invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within one year after a home is sold to the dealer, and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale.
   Generally, repurchase is conditioned upon the dealer's insolvency. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. The Registrant was not required to repurchase any homes during fiscal 1997, 1996 or 1995. For additional information, see
   Note 13 of "Notes to Consolidated Financial Statements." The Registrant does not finance retail sales of new homes for its dealers' customers.

        The Registrant does not generally offer consigned inventory programs or other credit terms to dealers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, the Registrant offers extended terms to unrelated park dealers who do a high volume of business with the Registrant. From time to time, the Registrant has offered extended terms to TLT, Inc. ("TLT"), an affiliate of the Registrant's President, which operates three manufactured home communities targeted at the retiree market, in return for which TLT has granted the Registrant exclusive sales rights for the manufactured homes sold by the communities operated by it. See Note 3 of "Notes to Consolidated Financial Statements" for additional information concerning the terms of sales to TLT. In order to stimulate sales, the Registrant sells homes to selected manufactured home communities for display on special terms. The high visibility of the Registrant's homes in such communities generates additional sales of the Registrant's homes through such dealers.

        The Registrant offers a quarterly or yearly volume bonus award to those dealers who purchase homes from the Registrant in excess of certain specified dollar amounts during a specified period. As an additional dealer incentive, the Registrant may assume certain floor plan financing costs for a specified number of days for dealers who carry in excess of a specified level of the Registrant's inventory. During fiscal 1997, 1996 and 1995 the Registrant reimbursed dealers other than TLT $151,920, $111,539 and $35,644, respectively, as volume bonus awards and for floor plan financing charges under the programs described above. Volume bonus awards to TLT, which are granted on the same basis as to other dealers, were $8,000 in fiscal 1997, $28,000 in fiscal 1996 and $91,000 in fiscal 1995.

   Regulation

        The manufacture, distribution and sale of homes is subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development ("HUD") has adopted national construction and safety standards that have priority over existing state
   standards.   Compliance with these standards involves submission to and approval by an engineering firm approved by HUD of engineering plans and specifications on all models. HUD's standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. In 1994, HUD regulations took effect which require that manufactured homes be constructed to more stringent standards. Florida is split between two wind zones. Homes sold in Zone II, which includes most of north and central Florida, must be able to withstand winds of up to 100 miles per hour, while homes sold in Zone III, which covers primarily the coastal areas of south Florida, must be able to
   withstand winds up to 110 miles per hour.   Homes built to these standards
   are significantly stronger than homes built prior to the effective date. Home set-up was also affected with much stronger tie down anchoring requirements. Most of the Registrant's homes are sold in Zone II.

        HUD also issued thermal standards for manufacturing housing in 1994. These regulations mandate a much higher insulation throughout the home including the floor, walls and roof and an improved ventilation system for the whole house, including kitchen and baths.

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

   Employees

        As of January 2, 1998, the Registrant had 218 full-time employees, including 64 employed by Prestige. Approximately 116 employees are factory personnel compared to approximately 131 in such positions a year ago, and 88 are in management, administrative, supervisory, sales and clerical positions (including 50 management and sales personnel employed by Prestige) compared to approximately 93 a year ago. In addition, the Registrant employs part-time employees when necessary.

        The Registrant makes a contribution toward employees' group health and life insurance. The Registrant, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.

   Item 2.   Properties

        As of November 1, 1997, two manufacturing plants were owned and operated by the Registrant as follows:

                                                     Depreciated Cost of
                                 Approximate         Plant and Property
        Location                     Size            at November 1, 1997

   Belleview, Florida            33,500 sq. ft.           $  90,535
   Ocala, Florida(1)             72,000 sq. ft.             550,448

   _________________________

   (1) This 72,000 square foot plant is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as the Registrant's corporate offices.

        The Company's Belleview plant is of metal and concrete construction and the Ocala plant is of metal construction. Both properties are in good condition and require little maintenance.


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

   Item 4.   Submission of Matters to a Vote of Security Holders

        None

                                     PART II

   Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        The Registrant's Common Stock is listed on the Nasdaq National Market under the symbol NOBH. The following table shows the range of high and low sales prices for the Common Stock for each fiscal quarter of 1997 and 1996.


                                 Fiscal Year End (1)
    Fiscal                November 1, 1997     November 2, 1996
    Quarter                High      Low        High       Low

    1st                   $15.25   $11.00       $ 9.33    $8.67
    2nd                    14.75    11.25        11.33    11.00
    3rd                    13.75    10.50        12.92    12.67
    4th                    13.62    11.50        15.25    14.75

   _______________________________

   (1) On January 19, 1996 and August 16, 1996, three-for-two stock splits in the form of 50% stock dividends were paid to shareholders of record on December 22, 1995 and July 26, 1996, respectively. Amounts in the table have been restated to give effect to these two stock dividends.

        At January 23, 1998, the approximate number of record holders of Common Stock was 262 (not including individual participants in security position listings).

        The payment of cash dividends will be within the discretion of the Registrant's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Registrant. During fiscal 1997 and 1996, no cash dividends were paid.

        On January 5, 1998, the Registrant's Board of Directors authorized a three-for-two stock split to be effected in the form of a 50% stock dividend payable on February 20, 1998 to shareholders of record on January 30, 1998. The per share information presented in this report has not been restated to give effect to this dividend.

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

                                                      Years Ended(1)
                          November 1,    November 2,    November 4,    October 29,    October 30,
                             1997           1996           1995           1994            1993
                                  (In thousands except per share data)

    Total net sales        $41,696        $36,455         $30,806        $23,082        $19,438
    Income from
      operations             4,759          3,839           2,710          1,585          1,846
    Other income               206             47           1,340            374            177
    Net income               3,038          2,395           2,957          1,769          1,867
    Net income per
      share(2)                1.02            .81            1.03            .61            .64

    Total assets            18,941         14,871          12,896         11,355         11,438
    Long term
      obligations              -0-            -0-             659            764            936
    Stockholders
      equity                15,294         12,256           9,479          6,481          4,820

   _____________________________

   (1) The Company's fiscal year ends on the first Saturday on or after October 31. Prior to 1995, the Company's fiscal year ended on the Saturday closest to October 31. The years ended November 2, 1996 and November 4, 1995 consisted of a fifty-three week period and the years ended November 1, 1997, October 29, 1994 and October 30, 1993 consisted of a fifty-two week period.

   (2) On January 19, 1996 and August 16, 1996, three-for-two stock splits in the form of 50% stock dividends were paid to shareholders of record on December 22, 1995 and July 26, 1996, respectively. Amounts in the table have been restated to give effect to these two stock dividends.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   General

        The Registrant's primary focus is young, first time home buyers who generally purchase their manufactured homes from retail sales centers to locate on property they own. The Registrant has aggressively pursued this market through its Prestige retail sales centers, which have become the principal focus of its business strategy. While the Registrant actively seeks to make wholesale sales to independent retail dealers, the Registrant's presence as a competitor limits potential sales to dealers located in the same geographic areas serviced by its Prestige sales centers.

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

        The Company sold 1,190 homes in fiscal 1997, of which 361 homes were sold to independent dealers, representing sales of $7,466,046, and 17 homes were sold to TLT communities, representing sales of $399,853. In fiscal 1996, the Company sold 1,087 homes, of which 237 homes were sold to independent dealers, representing sales of $5,203,547, and 28 homes were sold to TLT communities, representing sales of $708,196. In fiscal 1995, the Company sold 1,030 homes, of which 181 homes were sold to independent dealers, representing sales of $3,874,817, and 55 homes were sold to TLT communities, representing sales of $1,295,209. The balance of the Registrant's sales in fiscal 1997, 1996 and 1995, representing 81.1%, 83.8% and 83.2% of net sales, respectively, were made on a retail basis through Prestige's retail centers.

        The Registrant has a product line of approximately 100 active models. Market demand can fluctuate on a fairly short-term basis; however, the manufacturing process is such that the Registrant can alter its product mix relatively quickly in response to changes in the market. During fiscal 1997, the Registrant's product mix was positively affected by larger, more expensive multi-wide homes resulting from greater consumer confidence and the availability of varied types of financing at competitive rates. Many family buyers today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement community market.

        During fiscal year 1997, the Company entered into a joint venture agreement with 21st Century Mortgage Corporation to provide mortgage financing to retail customers who purchase the Company's manufactured homes. Through this joint venture which will originate and service loans, the Company will have more control over the financing aspect of the retail home sales process and will be able to offer better service to its retail customers. Management believes that the joint venture will give the Company an additional potential for profit by providing finance products to retail customers. In addition, Management believes that the Company, with more input in the design of unique finance programs for prospective homebuyers, will be able to stimulate sales at its Prestige retail sales centers. In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide 30-year mortgages, an interest rate reduction program, combination land/manufactured home loans, and a 5% down payment program for qualified buyers. The Company also maintains outside financing sources that provide financing for the Company's manufactured homes for retail homebuyers.

   Results of Operations

        The Company continued to increase revenues during the fiscal year ended November 1, 1997. Total net sales in 1997 were $41,696,447 compared to $36,455,195 in 1996 and $30,805,835 in fiscal 1995. Net sales increased 14.4% in fiscal 1997 and 18.3% in 1996. The increase in sales in fiscal 1997 over fiscal 1996 was primarily due to the increased popularity of higher priced homes and increased sales to outside dealers. The increase in sales in fiscal 1996 over fiscal 1995 was primarily due to the Company having fifteen retail sales centers in full operation during the majority of fiscal 1996 following the acquisition of three additional existing retail sales centers in November 1995. The year ended November 1, 1997 consisted of a fifty-two (52) week period while the years ended November 2, 1996 and November 4, 1995 each consisted of a fifty-three (53) week period.

        Industry-wide shipments of multi-section manufactured homes measured in number of units continued to improve for the first eleven months of 1997, up 7% over 1996, while shipments of single section homes declined approximately 18% for 1997. Combined industry shipments of multi-section and single-section homes declined 3% in 1997 but were up 9.1% and 11.4%, respectively, for 1996 and 1995. In fiscal year 1997, approximately 96% of the Company's home sales were multi-section homes. Florida combined industry shipments of multi-section and single-section homes increased 8% in both 1997 and 1996 following a decline of approximately 8.6% for the first eleven months of calendar 1995. The decline in 1995 followed an increased demand in 1994 and 1993 for homes in South Florida during the rebuilding following Hurricane Andrew. Nobility's sales increased by 14% in fiscal 1997, 18% in fiscal 1996 and 33% in fiscal 1995.

        Gross profit as a percentage of net sales was 25.8% in fiscal 1997 compared to 25.5% in 1996 and 23.4% in fiscal 1995. The increase in gross profit in fiscal 1997 was primarily a result of improvements in the gross margins at both the manufacturing plants and retail sales centers. The increase in gross profit in fiscal 1996 was primarily due to increasing home prices to offset lumber price increases and continuing improvements in operating efficiency at the Registrants' manufacturing plants.

        Selling, general and administrative expenses as a percent of net sales was 14.4% in fiscal 1997 as compared to 15.0% in 1996 and 14.1% in fiscal 1995. The decline in fiscal year 1997 selling, general and administrative expenses as a percent of net sales was primarily due to
   better operating efficiencies at the retail sales centers.   The increase
   in selling, general and administrative expenses in fiscal year 1996 was primarily due to start-up expenses associated with the addition of the three retail sales centers in November 1995, coupled with increased newspaper, radio and television advertising expense.

        Other income for fiscal 1997 was $205,665 of which $118,336 was from interest on short term investments. Other income for fiscal 1996 was $46,866, down from $1,339,743 for the 1995 fiscal year which consisted of:
   (1) $1,000,000 in non-recurring income from the key-man insurance carried on the former president of Prestige Homes who died in May, 1995 after a lengthy illness; and (2) $348,884 gain from an installment sale.

        As a result of the factors discussed above, earnings for fiscal year 1997 were $3,037,578 or $1.02 per share compared to $2,395,130 or $.81 per share for fiscal 1996 and $2,957,438 or $1.03 per share for fiscal 1995 which included the non-recurring life insurance proceeds and the gain from an installment sale discussed above. Earnings per share information for 1995 has been restated to give effect to two separate three-for-two stock splits in the form of dividends payable on January 19, 1996 and August 16, 1996, respectively.

   Liquidity and Capital Resources

        Cash and cash equivalents were $6,293,924 at November 1, 1997 compared to $2,049,184 at November 2, 1996. Working capital increased to $11,338,575 in fiscal 1997 compared to $8,762,581 in 1996. In fiscal year 1997, the Company carried all the inventory for the Prestige retail sales centers and did not incur third party floor plan financing expenses. Inventories increased to $8,041,471 in 1997 from $7,820,908 at fiscal year-end 1996. In 1997, accounts receivable declined to $386,019 from $642,626 at fiscal year-end 1996, and accounts receivable trade, from related parties declined to $0 at fiscal year-end 1997 from $350,379 at fiscal year-end 1996.

        During fiscal 1997 and 1996, the Company maintained a revolving credit agreement with a major bank providing for borrowings up to $2.5 million. In July 1996, the Company entered into a second revolving line of credit agreement with a major bank which provides for borrowings up to $1,500,000. These two agreements provide the Company with an additional $4.0 million of working capital for use in connection with its overall operations. At November 1, 1997, there were no amounts outstanding under these agreements.

        In July 1997 the Company invested $250,000 in a joint venture with 21st Century Mortgage Corporation to provide additional mortgage financing services to the Company's retail sales centers. The Company generally does not have any additional capital contribution obligations with respect to the joint venture, except to the extent the joint venture may be required to invest in certain subordinated certificates issued in connection with an asset-backed security. No such investment is contemplated within the next 12 months.

        The Company acquired one additional existing manufactured home retail sales center in North Central Florida in March 1997 for $85,000 cash. In January 1997 Prestige closed its sales center in Perry.

        Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal 1998. Working capital requirements for the home inventory for new retail sales centers will be met with internal sources.

   Forward Looking Statements

        Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, changes in market demand, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

   Item 8.   Consolidated Financial Statements and Supplementary Data

        Financial statements incorporated herein from the Registrant's 1997 Annual Report to Shareholders are attached as Exhibit 13 and are listed at
   Part IV, Item 13(a), "Consolidated Financial Statements and Schedules."

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant

        Information concerning the directors of the Registrant is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 1998 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 1, 1998.

        The following table provides the names, ages and business experience for the past five years for each of the Executive Officers of the Registrant. Executive officers are each elected for one year terms.

   Executive Officers

   Terry E. Trexler (58)    Chairman of the Board and President of
                            Registrant; Mr. Trexler is also President of TLT;
                            from April 1996 to March 1997, Mr. Trexler was a director of Citizens National Bank and its subsidiary, Citi-Bancshares, Inc. and was
                            Chairman of the Board of Citizens First
                            Bancshares, Inc. and its subsidiary, Citizens
                            First Bank of Ocala prior to its acquisition in April 1996.

   Thomas W. Trexler (34)   Executive Vice President and Chief Financial
                            Officer of the Registrant since December 1994 and a director of the Registrant since February 1993;
                            President of Prestige Insurance Services, Inc.
                            since August 1992; President of Prestige since
                            June 1995 and Vice President from 1991 to June
                            1995; director of Prestige and Vice President and director of TLT since September 1991; prior to September 1991, Mr. Trexler was Vice President of
                            NationsBank (formerly NCNB National Bank) in
                            Naples, Florida.

   Edward C. Sims (51)      Vice President of Engineering of the Registrant.

   Jean Etheredge (52)      Secretary of the Registrant.

   Lynn J. Cramer, Jr. (52) Treasurer of the Registrant.

        Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director of the Registrant, is the son of Terry E. Trexler, the Registrant's President and Chairman of the Board. There are no other family relationships between any directors or executive officers of the Registrant.

   Item 11.  Executive Compensation

        Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 1998 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 1, 1998.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 1998 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 1, 1998.

   Item 13.  Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 1998 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 1, 1998.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)  Consolidated Financial Statements and Schedules:

             Report of Price Waterhouse LLP

             Consolidated Balance Sheets at November 1, 1997 and November 2,
             1996

             Consolidated Statements of Income for the Years Ended November 1, 1997, November 2, 1996 and November 4, 1995

             Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 1, 1997, November 2, 1996 and November 4, 1995

             Consolidated Statements of Cash Flows for the Years Ended November 1, 1997, November 2, 1996 and November 4, 1995

             Notes to Consolidated Financial Statements

        (b)  Reports on Form 8-K:

             None

        (c)  Exhibits:

              3.  (a)  The Registrant's Articles of Incorporation, as
                       amended.

                  (b) Bylaws, as amended March 28, 1994, were attached as an Exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 29, 1994 and are incorporated herein by reference.

             10.  (a)  Joint Venture Agreement with 21st Century Mortgage
                       Corporation.

                  (b) Stock Incentive Plan (filed as an Exhibit to the Registrant's registration statement on Form S-8, registration no. 333-44769) and incorporated herein by reference.

             13. Consolidated Financial Statements and Schedules from 1997 Annual Report to Shareholders.

             21.  Subsidiaries of Registrant.

             27.  Financial Data Schedule.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOBILITY HOMES, INC.


   DATE:  January 26, 1998            By:  /s/ Terry E. Trexler
                                      Terry E. Trexler, Chairman, President
                                         and Chief Executive Officer


   DATE:  January 26, 1998            By:  /s/ Thomas W. Trexler
                                      Thomas W. Trexler, Executive
                                         Vice President and
                                         Chief Financial Officer


   DATE:  January 26, 1998            By:  /s/ Lynn J. Cramer, Jr.
                                      Lynn J. Cramer, Jr., Treasurer and
                                         Principal Accounting Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



   DATE:  January 26, 1998            /s/ Terry E. Trexler
                                 Terry E. Trexler, Director


   DATE:  January 26, 1998            /s/ Richard C. Barberie
                                 Richard C. Barberie, Director


   DATE:  January 15, 1998            /s/ Robert Holliday
                                 Robert Holliday, Director


   DATE:  January 26, 1998            /s/ Robert P. Saltsman
                                 Robert P. Saltsman, Director


   DATE:  January 26, 1998            /s/ Thomas W. Trexler
                                 Thomas W. Trexler, Director

                                  EXHIBIT INDEX

       3.    (a)  The Registrant's Articles of Incorporation, as amended.

             (b) Bylaws, as amended March 28, 1994, were attached as an Exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 29, 1994 and are incorporated herein by reference.

        10.  (a)  Joint Venture Agreement with 21st Century Mortgage
                  Corporation.

             (b) Stock Incentive Plan (filed as an Exhibit to the Registrant's registration statement on Form S-8, registration no. 333-44769) and incorporated herein by reference.

      13. Consolidated Financial Statements and Schedules from 1997 Annual Report to Shareholders.

      21.    Subsidiaries of Registrant.

      27.    Financial Data Schedule.