Form 10-Q
period 1998-01-31
NOBILITY HOMES INC
filed 1998-03-12
CIK 72205

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarterly period ended January 31, 1998

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

      (APPLICABLE ONLY TO CORPORATE ISSUERS)

           Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of March 12, 1998. 4,456,251

                                 NOBILITY HOMES, INC.

                                         INDEX

                                                                        Page
                                                                       Number

      PART I.   Financial Information

      Item 1.   Financial Statements

                Consolidated Balance Sheets as of
                January 31, 1998 and November 1, 1997                      3

                Consolidated Statements of Income for
                the three months ended January 31, 1998
                and February 1, 1997                                       4

                Consolidated Statements of Cash Flows
                for three months ended January 31, 1998
                and February 1, 1997                                       5

                Notes to Consolidated Financial Statements                 6

      Item 2.   Management's Discussion and Analysis of
                Results of Operations and Financial Conditions             7

      PART II.  Other Information and Signatures

      Item 4.   Submission of Matters to a Vote of Security
                Holders                                                    8

      Item 6.   Exhibits and Reports of Form 8-K                           8

                     PART I.    FINANCIAL INFORMATION

                          NOBILITY HOMES, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                          January 31, 1998           November 1, 1997
                                                          ----------------           ----------------
    ASSETS                                                  (Unaudited)

    Current Assets:
      Cash and cash equivalents                            $  6,355,568               $  6,293,924
      Accounts receivable - trade                             1,007,168                    386,019
      Inventories                                             8,045,897                  8,041,471
      Deferred income taxes                                     150,100                    150,100
      Prepaid expenses and other current assets                 114,671                    113,857
                                                            -----------                -----------

           Total current assets                              15,673,404                 14,985,371

    Property, plant and equipment, net                        1,302,516                  1,285,112
    Investment in joint venture                                 288,877                    263,024
    Deferred income taxes - noncurrent                          697,100                    697,100
    Other assets                                              1,683,034                  1,710,023
                                                            -----------                -----------

           Total assets                                    $ 19,644,931               $ 18,940,630
                                                            ===========                ===========

    LIABILITIES & STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable                                     $  1,316,850               $  1,592,980
      Accrued compensation                                      473,786                    606,651
      Accrued expenses and other current liabilities          1,115,096                  1,044,186
      Income taxes payable                                      645,050                    402,979
                                                            -----------                -----------

           Total liabilities                                  3,550,782                  3,646,796
                                                            -----------                -----------

    Stockholders' equity:
         Preferred stock, $.10 par value, 500,000
             shares authorized, none issued                           -                          -
         Common stock, $.10 par value, 10,000,000
              shares authorized, 4,922,087 shares
              issued in 1998 and 1997                           492,209                    492,209
         Additional paid in capital                           2,197,185                  2,197,185
         Retained earnings                                   15,084,822                 14,284,507
         Less treasury stock at cost, 465,836 shares         (1,680,067)                (1,680,067)
                                                            -----------                -----------

           Total stockholders' equity                        16,094,149                 15,293,834
                                                            -----------                -----------

    Commitments and contingencies                                     -                          -
                                                            -----------                -----------

           Total liabilities and stockholders'
              equity                                       $ 19,644,931               $ 18,940,630
                                                            ===========                ===========

                          NOBILITY HOMES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)


                                                    Three Months Ended
                                                    ------------------
                                              January 31,       February 1,
                                                 1998              1997
                                              -----------       -----------

   Net sales                                  $ 10,589,052      $  8,993,505
   Net sales - related parties                      16,913            52,487
                                               -----------       -----------

       Total net sales                          10,605,965         9,045,992

   Less cost of goods sold                      (7,895,612)       (6,826,587)
                                               -----------       -----------

       Gross profit                              2,710,353         2,219,405

   Selling, general and administrative
      expenses                                  (1,503,891)       (1,366,570)
                                               -----------       -----------

       Operating income                          1,206,462           852,835
                                               -----------       -----------

   Other income:
      Interest income                               63,819            18,690
      Undistributed earnings in joint
         venture                                    25,852                 -
      Miscellaneous income                           3,182             6,689
                                               -----------       -----------
                                                    92,853            25,379
                                               -----------       -----------

   Income before provision for
     income taxes                                1,299,315           878,214

   Less provision for income taxes                (499,000)         (337,000)
                                               -----------       -----------

       Net income                             $    800,315      $    541,214
                                               ===========       ===========

   Weighted average shares outstanding(1)

      Basic                                      4,456,251         4,456,251

      Diluted                                    4,495,134         4,456,251

   Earnings per share(1)

      Basic                                   $        .18      $        .12

      Diluted                                 $        .18      $        .12

   (1) Restated to reflect three-for-two stock split in the form of a stock dividend paid on February 20, 1998

                          NOBILITY HOMES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                                         Three Months Ended
                                                                         ------------------
                                                                     January 31,     February 1,
                                                                        1998             1997
                                                                     -----------     -----------

   Cash flows from operating activities:
     Net income                                                      $   800,315     $   541,214

     Adjustments to reconcile net income to net cash flows
     provided by operating activities:
        Depreciation and amortization                                     63,649          35,643
        Undistributed earnings in joint venture                          (25,853)              -
        (Increase) decrease in:
          Accounts receivable -trade                                    (621,149)       (944,141)
          Accounts receivable -trade from related parties                      -        (174,313)
          Inventories                                                     (4,426)       (329,960)
          Prepaid expenses and other current assets                         (814)        (81,815)
        Increase (decrease) in:
          Accounts payable                                              (276,130)       (418,995)
          Accrued compensation                                          (132,865)              -
          Accrued expenses and other current liabilities                  70,910         288,674
          Income taxes payable                                           242,071         248,247
                                                                      ----------      ----------

            Net cash flows provided by (used in) operating
            activities                                                   115,708        (835,446)
                                                                      ----------      ----------

   Cash flows from investing activities:
     Purchase of equipment                                               (54,064)        (81,015)
                                                                      ----------      ----------

            Net cash flows (used in) investing activities                (54,064)        (81,015)
                                                                      ----------      ----------


   Increase (decrease) in cash and cash equivalents                       61,644        (916,461)

   Cash and cash equivalents at beginning of year                      6,293,924       2,049,184
                                                                      ----------      ----------

   Cash and cash equivalents at end of quarter                       $ 6,355,568     $ 1,132,723
                                                                      ==========      ==========

   Supplemental disclosure of cash flow information

     Interest paid                                                   $         -     $         -
                                                                      ==========      ==========

     Income taxes paid                                               $   275,000     $   125,000
                                                                      ==========      ==========

                          NOBILITY HOMES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

   1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended January 31, 1998 are not necessarily indicative of the results of the full fiscal year.

       Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission rules and regulations governing form 10-
       Q. The condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 1, 1997 form 10-K annual report.

   2.  Inventories
       -----------

       Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at January 31, 1998 and November 1, 1997 are summarized as follows:

                                              January 31,       November 1,
                                                 1998              1997
                                              -----------       -----------

            Raw Materials                     $   550,465       $   540,279
            Work-in-process                        89,277            75,022
            Finished homes                      6,414,422         6,501,759
            Pre-owned manufactured homes          364,082           340,751
            Model home furniture and other        627,651           583,660
                                               ----------        ----------
                                              $ 8,045,897       $ 8,041,471
                                               ==========        ==========


   3.   Earnings Per Share
        ------------------

        Effective for the quarter ended January 31, 1998, the Company adopted FASB Statement on Accounting Standards No. 128, Earnings Per Share. The Statement simplifies the standards for computing earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. Prior years have
        been restated to reflect this change.   The following reconciliation
        details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:


                                                     Three Months Ended
                                                     ------------------
                                                 January 31,      February 1,
                                                    1998             1997
                                                 -----------      -----------

            Net income                           $    800,315     $    541,214

            Weighted average shares
              outstanding
               Basic                                4,456,251        4,456,251
               Add: common stock equivalents           38,883                -
                                                  -----------      -----------

               Diluted                              4,495,134        4,456,251
                                                  ===========      ===========

           Earning per share:
               Basic and Diluted                 $       0.18     $       0.12
                                                  ===========      ===========


   4.  Three-for-two Stock Split
       -------------------------

       On January 6, 1998, the Company declared a three-for-two stock split in the form of a stock dividend, payable on February 20, 1998 to shareholders of record as of January 30, 1998. Fiscal 1997 stock-holders' equity has been restated to give the retroactive recognition to the stock split in the prior period by reclassifying from additional paid-in-capital to common stock the par value of the 1,485,297 shares arising from the split. In addition, all references to per share amounts of the Company's common stock have been restated.

                          NOBILITY HOMES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                   OPERATIONS AND FINANCIAL CONDITION


   Results of Operations
   ---------------------

        Net sales in the first quarter of 1998 increased 17.2 percent to $10,605,965 as compared to $9,045,992 for the first quarter of 1997. The increase in sales for the three months of 1998 was primarily due to the same store sales volume at the Company's Prestige Home Centers increasing 14.5% to $7,634,390 from $6,665,533 for the first quarter of 1997.

        Gross profit in the first quarter of 1998 as a percentage of net sales was 25.5 percent compared to 24.5 percent for the same period last year. The increase in gross profit in first quarter 1998 was primarily a result of improvements in the gross margins at both the manufacturing plants and retails sales centers.

        Selling, general and administrative expenses, as a percentage of net sales, was 14.2 percent in the first quarter of 1998 compared to 15.1 percent for the same period last year. The decline in first quarter 1998 selling, general and administrative expenses as a percent of net sales was primarily due to a reduction in these expenses at the manufacturing plants.

        Other income for first quarter 1998 was $92,853 of which $63,819 was from interest on short term investments and $25,852 was undistributed earnings from the Nobility 21 financing joint venture, versus $25,379 in other income for the first quarter of last fiscal year.

        As a result of the factors discussed above, net income for the first quarter of 1998 was $800,315 or $.18 per share, compared to $541,214 or $.12 per share in 1997. Earnings per share for 1997 have been restated to reflect a three-for-two stock split in the form of a 50% stock dividend paid on February 20, 1998.

   Liquidity and Capital Resources
   -------------------------------

        Cash and cash equivalents were $6,355,568 at January 31, 1998 compared to $6,293,924 as of November 1, 1997. Accounts receivable - trade increased to $1,007,168 at January 31, 1998 from an abnormally low $386,019 at November 1, 1997, but was down from $1,586,767 in first quarter ended February 1, 1997.

        The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $2.5 million and a second revolving line of credit agreement with a major bank which provides for borrowings up to $1.5 million. These two agreements provide the Company with an additional $4.0 million of working capital for use in connection with its overall operations. At January 31, 1998, there were no amounts outstanding under these agreements.

        Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal 1998. Working capital requirements for the home inventory for new sales centers will be met with internal sources.

                  Part II.OTHER INFORMATION AND SIGNATURES

   Item 1.    There were no reportable events for Item 1 through Item 3 and
              Item 5.

   Item 4.   Submission of Matters to a Vote of Security Holders.

   a)  The Annual Meeting of the Shareholders was held on February 27, 1998.

   b)  The vote to elect a board of five directors was as follows:


                                     For        Against     Abstain      Not Voted
                                     ---        -------     -------      ---------

          Terry E. Trexler        2,739,006      1,056         0          230,838

          Richard C. Barberie     2,738,873      1,189         0          230,838

          Robert P. Holliday      2,739,006      1,056         0          230,838

          Robert P. Saltsman      2,739,006      1,056         0          230,838

          Thomas W. Trexler       2,739,006      1,056         0          230,838


   Item 6.   Exhibits And Reports On Form 8-K

             Exhibit 27    Financial Data Schedule

                                 Signatures

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                      NOBILITY HOMES, INC.


   DATE:  March 12, 1998              By:  /s/ Terry E. Trexler
                                         --------------------------------
                                         Terry E. Trexler, Chairman,
                                         President and Chief
                                         Executive Officer


   DATE:  March 12, 1998              By:  /s/ Thomas W. Trexler
                                         --------------------------------
                                         Thomas W. Trexler, Executive
                                         Vice President, Chief
                                         Financial Officer


   DATE:  March 12, 1998              By:  /s/ Lynn J. Cramer, Jr.
                                         --------------------------------
                                         Lynn J. Cramer, Jr., Treasurer
                                         and Principal Accounting Officer