Form 10-Q
period 1998-05-02
NOBILITY HOMES INC
filed 1998-06-09
CIK 72205

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly period ended May 2, 1998

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

         Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
         Title of each class                 on which registered
         -------------------                ---------------------

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
   No _____.

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the issuer's
   classes of common equity, as of June 5, 1998.   4,456,251

                             NOBILITY HOMES, INC.

                                   INDEX

                                                                    Page
                                                                   Number

        PART I.   Financial Information

        Item 1.   Financial Statements

                  Consolidated Balance Sheets as of May 2,
                  1998 and November 1, 1997                           3

                  Consolidated Statements of Income for the
                  three and six months ended May 2, 1998 and
                  May 3, 1997                                         4

                  Consolidated Statements of Cash Flows for
                  the three and six months ended May 2, 1998
                  and May 3, 1997                                     5

                  Notes to Consolidated Financial Statements          6

        Item 2.   Management's Discussion and Analysis of
                  Results of Operations and Financial Conditions      7

        PART II.  Other Information and Signatures

        Item 6.   Exhibits and Reports of Form 8-K                    8

                      PART I.    FINANCIAL INFORMATION

                           NOBILITY HOMES, INC.
                       CONSOLIDATED BALANCE SHEETS

                                                             May 2, 1998         November 1, 1997
                                                             -----------         ----------------
   ASSETS                                                    (Unaudited)
   ------

   Current Assets:
     Cash and cash equivalents                               $  7,082,545        $  6,293,924
     Accounts receivable - trade                                1,257,968             386,019
     Inventories                                                8,227,500           8,041,471
     Deferred income taxes                                        150,100             150,100
     Prepaid expenses and other current assets                    176,307             113,857
                                                              -----------         -----------

          Total current assets                                 16,894,420          14,985,371

   Property, plant and equipment, net                           1,310,539           1,285,112
   Investment in joint venture                                    310,846             263,024
   Deferred income taxes - noncurrent                             697,100             697,100
   Other assets                                                 1,679,140           1,710,023
                                                              -----------         -----------

          Total assets                                       $ 20,892,045        $ 18,940,630
                                                              ===========         ===========

   LIABILITIES & STOCKHOLDERS' EQUITY
   ----------------------------------

   Current liabilities:
     Accounts payable                                        $  1,501,164        $  1,592,980
     Accrued compensation                                         540,898             606,651
     Accrued expenses and other current liabilities             1,499,442           1,044,186
     Income taxes payable                                         248,050             402,979
                                                              -----------         -----------

          Total current liabilities                             3,789,554           3,646,796
                                                              -----------         -----------

   Stockholders' equity:
        Preferred stock, $.10 par value, 500,000
            shares authorized, none issued                              -                   -
        Common stock, $.10 par value, 10,000,000
             shares authorized, 4,922,087 shares
             issued in 1998 and 1997                              492,209             492,209
        Additional paid in capital                              2,197,185           2,197,185
        Retained earnings                                      16,093,164          14,284,507
        Less treasury stock at cost, 465,836 shares            (1,680,067)         (1,680,067)
                                                              -----------         -----------

          Total stockholders' equity                           17,102,491          15,293,834
                                                              -----------         -----------

   Commitments and contingencies                                        -                   -
                                                              -----------         -----------

          Total liabilities and stockholders' equity         $ 20,892,045        $ 18,940,630
                                                              ===========         ===========

                           NOBILITY HOMES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                            Three Months Ended                Six Months Ended
                                            ------------------                ----------------
                                         May 2,            May 3,          May 2,           May 3,
                                          1998              1997            1998             1997
                                          ----              ----            ----             ----

   Net sales                          $ 11,277,506     $  9,506,324     $ 21,866,558     $ 18,499,829
   Net sales - related parties              46,997           98,376           63,910          150,863
                                       -----------      -----------      -----------      -----------

       Total net sales                  11,324,503        9,604,700       21,930,468       18,650,692

   Less cost of goods sold              (8,284,991)      (7,108,823)     (16,180,605)     (13,935,411)
                                       -----------      -----------      -----------      -----------

       Gross profit                      3,039,512        2,495,877        5,749,863        4,715,281

   Selling, general and
     administrative expenses            (1,502,550)      (1,419,325)      (3,006,442)      (2,785,896)
                                       -----------      -----------      -----------      -----------

       Operating income                  1,536,962        1,076,552        2,743,421        1,929,385

   Other income:
      Interest income                       72,826           19,131          136,645           37,821
      Undistributed earnings in
         joint venture                      21,970                -           47,822                -
      Miscellaneous income                   4,587           49,302            7,769           55,991
                                       -----------      -----------      -----------      -----------
                                            99,383           68,433          192,236           93,812
                                       -----------      -----------      -----------      -----------


   Income before provision
       for income taxes                  1,636,345        1,144,985        2,935,657        2,023,197

   Less provision
       for income taxes                   (628,000)        (440,000)      (1,127,000)        (777,000)
                                       -----------      -----------      -----------      -----------

          Net income                  $  1,008,345     $    704,985     $  1,808,657     $  1,246,197
                                       ===========      ===========      ===========      ===========

   Weighted average shares
      outstanding(1)
        Basic                            4,456,251        4,456,251        4,456,251        4,456,251
        Diluted                          4,516,234        4,456,251        4,516,234        4,456,251


   Earnings per share(1)
        Basic                         $       0.23     $       0.16     $       0.41     $       0.28
        Diluted                       $       0.22     $       0.16     $       0.40     $       0.28


   (1) Restated to reflect three-for-two-stock split in the form of a stock dividend paid on February 20, 1998

                             NOBILITY HOMES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                        Six Months Ended
                                                                        ----------------
                                                                    May 2,              May 3,
                                                                     1998                1997
                                                                     ----                ----

   Cash flows from operating activities:
     Net income                                                 $  1,808,657        $  1,246,197

     Adjustments to reconcile net income to net
     cash flows provided (used in) by operating
     activities:
        Depreciation and amortization                                105,427              72,098
        Undistributed earnings in joint venture                      (47,822)                  -
        (Increase) decrease in:
          Accounts receivable -trade                                (871,949)           (276,870)
          Accounts receivable -trade from related
            parties                                                        -            (142,972)
          Inventories                                               (186,029)         (1,154,659)
          Prepaid expenses and other current assets                  (62,450)           (126,930)
        Increase (decrease) in:
          Accounts payable                                           (91,816)           (244,244)
          Accrued compensation                                       (65,753)                  -
          Accrued expenses and other current liabilities             455,256             423,981
          Income taxes payable                                      (154,929)             41,409
                                                                 -----------         -----------

            Net cash flows provided by (used in)
               operating activities                                  888,592            (161,990)
                                                                 -----------         -----------

   Cash flows from investing activities:
     Purchase of equipment                                           (99,971)           (148,014)
                                                                 -----------         -----------

            Net cash flows (used in) investing activities            (99,971)           (148,014)
                                                                 -----------         -----------


   Increase (decrease) in cash and cash equivalents                  788,621            (310,004)

   Cash and cash equivalents at beginning of year                  6,293,924           2,049,184
                                                                 -----------         -----------

   Cash and cash equivalents at end of quarter                  $  7,082,545        $  1,739,180
                                                                 ===========         ===========

   Supplemental disclosure of cash flow information

     Income taxes paid                                          $  1,300,000        $    712,500
                                                                 ===========         ===========

                             NOBILITY HOMES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

   1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the six months ended May 2, 1998 are not necessarily indicative of the results of the full fiscal year.

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

   2. Inventories
      -----------

      Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at May 2, 1998 and November 1, 1997 are summarized as follows:

                                                  May 2,        November 1,
                                                   1998            1997
                                                  ------        -----------

            Raw Materials                      $   550,509      $   540,279
            Work-in-process                         63,175           75,022
            Finished homes                       6,665,303        6,501,759
            Pre-owned manufactured homes           362,089          340,751
            Model home furniture and other         586,424          583,660
                                                ----------       ----------
                                               $ 8,227,500      $ 8,041,471
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

                                                  Three Months Ended               Six Months Ended
                                                  ------------------               ----------------
                                                May 2,          May 3,          May 2,          May 3,
                                                 1998            1997            1998            1997
                                                ------          ------          ------          ------

        Net Income                           $ 1,008,345     $   704,985     $ 1,808,657     $ 1,246,197
                                              ==========      ==========      ==========      ==========
        Weighted average shares
          outstanding
            Basic                              4,456,251       4,456,251       4,456,251       4,456,251
            Add: common stock equivalents         59,983               -          59,983               -
                                              ----------      ----------      ----------      ----------

            Diluted                            4,516,234       4,456,251       4,516,234       4,456,251
                                              ==========      ==========      ==========      ==========

        Earning per share:
            Basic                            $      0.23     $      0.16     $      0.41     $      0.28
                                              ==========      ==========      ==========      ==========
                                             $      0.22     $      0.16     $      0.40     $      0.28
                                              ==========      ==========      ==========      ==========

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

                           NOBILITY HOMES, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                    OPERATIONS AND FINANCIAL CONDITION

   Results of Operations
   ---------------------

       Net sales for the three months ended May 2, 1998 increased 18 percent to $11,324,503 from $9,604,700 for the same period last year. Net sales for the six months also increased 18 percent to $21,930,468 from $18,650,692 a year ago. The increase in sales in 1998 was primarily due to the same store sales volume at the Company's Prestige Home Centers increasing 15 percent to $8,031,914 for the second quarter of 1998 from $6,960,955 for the same period last year and increasing 15 percent to $15,666,304 for the six months of 1998 from $13,626,527 for the same six month period last year.

        Gross profit, as a percentage of net sales, increased to 26.8 percent in the second quarter of 1998 from 25.9 percent for the same period last year. For the six months gross profit, as a percentage of net sales, increased to 26.2 percent as of May 2, 1998 from 25.3 percent for the same six month period last year. The increase in gross profit was primarily a result of improvements in the gross margins at both the manufacturing plants and retails sales centers.

        Selling, general and administrative expenses, as a percentage of net sales, declined to 13.3 percent in the second quarter of 1998 from 14.8 percent for the second quarter last year. For the six months selling, general and administrative expenses, as a percentage of net sales, declined to 13.7 percent as of May 2, 1998 from 14.9 percent for the same six month period last year. The decline in selling, general and administrative expenses as a percent of net sales was primarily due to a reduction in these expenses at the manufacturing plants.

        Other income for the second quarter of 1998 was $99,383 of which $72,826 was from interest on short term investments and $21,970 represented undistributed earnings from Nobility 21 a joint venture which provides financing to Prestige's retail customers. For the second quarter of 1997 other income was $68,433. For the six months other income was $192,236 of which $136,645 was from interest on short term investments and $47,822 was undistributed earnings from Nobility 21. For the same six month period last year other income was $93,812.

        As a result of the factors discussed above, net income for the second quarter of 1998 increased 43% to $1,008,345 or $.23 per share, compared to $704,985 or $.16 per share in 1997. For the six months ended May 2, 1998 net income increased 45% to $1,808,657 or $.41 per share, compared to $1,246,197 or $.28 per share as of May 3, 1997. Earnings per share for 1997 have been restated to reflect a three-for-two stock split in the form of a 50% stock dividend paid on February 20, 1998.

   Liquidity and Capital Resources
   -------------------------------

        Cash and cash equivalents were $7,082,545 at May 2, 1998 compared to $6,293,924 as of November 1, 1997. Accounts receivable - trade increased to $1,257,968 at May 2, 1998 from an abnormally low $386,019 at November 1, 1997, but was down from $1,412,847 in second quarter ended May 3, 1997.

        The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $2.5 million and a second revolving line of credit agreement with a major bank which provides for borrowings up to $1.5 million. These two agreements provide the Company with an additional $4.0 million of working capital for use in connection with its overall operations. At May 2, 1998 there were no amounts outstanding under these agreements.

        Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal 1998. Working capital requirements for the home inventory for new sales centers will be met with internal sources.

                     Part II.  Other Information And Signatures

   Item 1.  There were no reportable events for item 1 through item 5.

   Item 6.  Exhibits and Reports on Form 8-K

            Exhibit 27              Financial Data Schedule


                                Signatures

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                      NOBILITY HOMES, INC.


   DATE:  June 5, 1998                By:  /s/  Terry E. Trexler
                                        Terry E. Trexler, Chairman,
                                        President and Chief
                                        Executive Officer


   DATE:  June 5, 1998                By:  /s/  Thomas W. Trexler
                                        Thomas W. Trexler, Executive
                                        Vice President, Chief
                                        Financial Officer



   DATE:  June 5, 1998                By:  /s/  Lynn J. Cramer, Jr.
                                        Lynn J. Cramer, Jr., Treasurer
                                        and Principal Accounting Officer