Form 10-Q
period 1998-08-01
NOBILITY HOMES INC
filed 1998-09-15
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly period ended August 1, 1998

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
   No _____.

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the issuer's
   classes of common equity, as of September 14, 1998.   4,456,251

                              NOBILITY HOMES, INC.

                                      INDEX

                                                                    Page
                                                                   Number

             PART I.   Financial Information

             Item 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       August 1, 1998 and November 1, 1997              3

                       Consolidated Statements of Income for
                       the three and nine months ended August           4
                       1, 1998 and August 2, 1997

                       Consolidated Statements of Cash Flows
                       for the nine months ended August 1,              5
                       1998 and August 2, 1997

                       Notes to Consolidated Financial                  6
                       Statements

             Item 2.   Management's Discussion and Analysis of
                       Results of Operations and Financial              7
                       Conditions

             PART II.  Other Information and Signatures

             Item 5.   Other Information                                7

             Item 6.   Exhibits and Reports of Form 8-K                 8

                      PART I.    FINANCIAL INFORMATION

                            NOBILITY HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                August 1, 1998      November 1, 1997
                                                                --------------      ----------------
   ASSETS                                                        (Unaudited)

   Current Assets:
     Cash and cash equivalents                                 $      7,597,575      $   6,293,924
     Accounts receivable - trade                                      1,396,880            386,019
     Inventories                                                      8,031,811          8,041,471
     Deferred income taxes                                              150,100            150,100
     Prepaid expenses and other current assets                          186,702            113,857
                                                                ---------------       ------------

          Total current assets                                       17,363,068         14,985,371

   Property, plant and equipment, net                                 1,769,869          1,285,112
   Investment in joint venture                                          343,082            263,024
   Deferred income taxes - noncurrent                                   697,100            697,100
   Other assets                                                       1,675,246          1,710,023
                                                                ---------------       ------------

          Total assets                                         $     21,848,365      $  18,940,630
                                                                ===============       ============

   LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                                          $      1,106,655      $   1,592,980
     Accrued compensation                                               552,630            606,651
     Accrued expenses and other current liabilities                   1,752,737          1,044,186
     Income taxes payable                                               301,050            402,979
                                                                ---------------       ------------

          Total current liabilities                                   3,713,072          3,646,796
                                                                ---------------       ------------

   Stockholders' equity:
        Preferred stock, $.10 par value, 500,000
            shares authorized, none issued                                    -                  -
        Common stock, $.10 par value, 10,000,000
             shares authorized, 4,922,087 shares
             issued in 1998 and 1997                                    492,209            492,209
        Additional paid in capital                                    2,197,185          2,197,185
        Retained earnings                                            17,125,966         14,284,507
        Less treasury stock at cost, 465,836 shares                  (1,680,067)        (1,680,067)
                                                                ---------------       ------------

          Total stockholders' equity                                 18,135,293         15,293,834
                                                                ---------------       ------------

   Commitments and contingencies                                              -                  -
                                                                ---------------       ------------

          Total liabilities and stockholders' equity           $     21,848,365      $  18,940,630
                                                                ===============       ============

                            NOBILITY HOMES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                         Three Months Ended                 Nine Months Ended
                                      August 1,       August 2,          August 1,       August 2,
                                        1998             1997               1998            1997
                                      ---------       ---------          ---------       ---------

   Net sales                        $ 11,403,117    $ 10,367,297       $ 33,269,675    $ 28,867,127
   Net sales - related parties            94,005         248,990            157,915         399,853
                                     -----------     -----------        -----------     -----------

       Total net sales                11,497,122      10,616,287         33,427,590      29,266,980

   Less cost of goods sold            (8,276,954)     (7,779,104)       (24,457,559)    (21,714,518)
                                     -----------     -----------        -----------     -----------

       Gross profit                    3,220,168       2,837,183          8,970,031       7,552,462

   Selling, general and
     administrative expense           (1,687,594)     (1,666,105)        (4,694,036)     (4,452,000)
                                     -----------     -----------        -----------     -----------

       Operating income                1,532,574       1,171,078          4,275,995       3,100,462

   Other income:
      Interest income                     77,337          35,272            213,982          73,093
      Undistributed earnings in
        joint venture                     32,236           3,376             80,058           3,376
      Miscellaneous income                34,655          56,875             42,424         112,866
                                     -----------     -----------        -----------     -----------
                                         144,228          95,523            336,464         189,335
                                     -----------     -----------        -----------     -----------


   Income before provision
     for income taxes                  1,676,802       1,266,601          4,612,459       3,289,797

   Less provision
     for income taxes                   (644,000)       (486,000)        (1,771,000)     (1,263,000)
                                     -----------     -----------        -----------     -----------

       Net income                   $  1,032,802    $    780,601       $  2,841,459    $  2,026,797
                                     ===========     ===========        ===========     ===========

   Weighted average shares
    outstanding(1)
     Basic                             4,456,251       4,456,251          4,456,251       4,456,251
     Diluted                           4,536,320       4,456,251          4,536,320       4,456,251


   Earnings per share(1)
     Basic                          $       0.23    $       0.18       $       0.64    $       0.46
     Diluted                        $       0.23    $       0.18       $       0.63    $       0.46


   (1) Restated to reflect three-for-two-stock split in the form of a stock dividend paid on February 20, 1998

                                 NOBILITY HOMES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                       Nine Months Ended
                                                                  August 1,         August 2,
                                                                    1998               1997
                                                                  ---------         ---------

   Cash flows from operating activities:
     Net income                                                 $  2,841,459      $  2,026,797

     Adjustments to reconcile net income to net cash flows
     provided by operating activities:
        Depreciation and amortization                                153,743           110,178
        Undistributed earnings in joint venture                      (80,058)           (3,376)
        (Increase) decrease in:
          Accounts receivable - trade                             (1,010,861)         (620,073)
          Inventories                                                  9,660          (949,718)
          Prepaid expenses and other current assets                  (72,845)          149,676
        Increase (decrease) in:
          Accounts payable                                          (486,325)         (303,391)
          Accrued compensation                                       (54,021)          226,373
          Accrued expenses and other current liabilities             708,551           259,190
          Income taxes payable                                      (101,929)          289,005
                                                                 -----------       -----------

            Net cash flows provided by operating activities        1,907,374         1,184,661
                                                                 -----------       -----------

   Cash flows from investing activities:
     Investment in joint venture - Nobility 21                             -          (250,000)
     Purchase of property, plant and equipment                      (603,723)         (299,438)
                                                                 -----------       -----------

            Net cash flows (used in) investing activities           (603,723)         (549,438)
                                                                 -----------       -----------


   Increase in cash and cash equivalents                           1,303,651           635,223

   Cash and cash equivalents at beginning of year                  6,293,924         2,049,184
                                                                 -----------       -----------

   Cash and cash equivalents at end of quarter                  $  7,597,575      $  2,684,407
                                                                 ===========       ===========

   Supplemental disclosure of cash flow information

     Income taxes paid                                          $  1,891,000      $  1,142,500
                                                                 ===========       ===========

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the nine months ended August 1, 1998 are not necessarily indicative of the results of the full fiscal year.

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

   2.        Inventories

             Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at August 1, 1998 and November 1, 1997 are summarized as follows:


                                         August 1,            November 1,
                                            1998                 1997
                                         ---------            -----------

    Raw Materials                      $    572,760          $    540,279
    Work-in-process                          87,043                75,022
    Finished homes                        6,383,297             6,501,759
    Pre-owned manufactured homes            454,317               340,751
    Model home furniture and other          534,394               583,660
                                        -----------           -----------
                                       $  8,031,811          $  8,041,471
                                        ===========           ===========



   3.   Earnings Per Share

        Effective for the quarter ended January 31, 1998, the Company adopted FASB Statement on Accounting Standards No. 128, Earnings Per Share. The Statement simplifies the standards for computing earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. Prior years have been restated
   to reflect this change.   The following reconciliation details the
   numerators and denominators used to calculate basic and diluted earnings per share for the respective periods.

                             Three Months Ended            Nine Months Ended
                           August 1,    August 2,       August 1,     August 2,
                             1998         1997             1998         1997
                           ---------    ---------       ---------     ---------

    Net Income           $ 1,032,802  $   780,601     $ 2,841,459   $ 2,026,797
                          ==========   ==========      ==========    ==========
    Weighted average
    shares outstanding
      Basic
                           4,456,251    4,456,251       4,456,251     4,456,251
      Add:  common
       stock equivalents      80,069           --          80,069            --
                          ----------   ----------      ----------    ----------

      Diluted              4,536,320    4,456,251       4,536,320     4,456,251
                          ==========   ==========      ==========    ==========


    Earning per share:
      Basic              $      0.23  $      0.18     $      0.64   $      0.46
                          ==========   ==========      ==========    ==========
      Diluted            $      0.23  $      0.18     $      0.63   $      0.46
                          ==========   ==========      ==========    ==========


   4.  Three-for-two Stock Split

        On January 6, 1998, the Company declared a three-for-two stock split in the form of a stock dividend, payable on February 20, 1998 to shareholders of record as of January 30, 1998. Fiscal 1997 stockholders' equity has been restated to give retroactive recognition to the stock split in the prior period by reclassifying from additional paid-in-capital to common stock the par value of the 1,485,297 shares arising from the split. In addition, all references to per share amounts of the Company's common stock have been restated.

   5.   Subsequent Events

        On August 11, 1998, the Company acquired six manufactured home retail sales centers located in the panhandle of Florida. This transaction will be accounted for using the purchase method of accounting; accordingly, the purchased assets have been recorded at their estimated fair market value at the date of acquisition. The results of operations of the acquired businesses will be included in the consolidated financial statements from the date of acquisition.

        On August 18, 1998, the Company opened a retail sales center located in Yulee, Florida. The cost of the land and land improvements was approximately $450,000.

                              Nobility Homes, Inc.
               Management's Discussion And Analysis Of Results Of
                       Operations And Financial Condition

   Results of Operations

        Net sales for the three months ended August 1, 1998 increased 8 percent to $11,497,122 from $10,616,287 for the same period last year. Net sales for the nine months increased 14 percent to $33,427,590 from $29,266,980 a year ago. The increase in sales was primarily due to the same store sales volume at the Company's Prestige Home Centers increasing
   11.6 percent to $9,035,609 for the third quarter of 1998 from $8,098,521 for the same period last year and increasing 13.7 percent to $24,701,913 for the nine months of 1998 from $21,725,048 for the same nine month period last year.

        Gross profit, as a percentage of net sales, increased to 28 percent in the third quarter of 1998 from 26.7 percent for the same period last year. For the nine months, gross profit, as a percentage of net sales, increased to 26.8 percent as of August 1, 1998 from 25.8 percent for the same nine month period last year. The increase in gross profit was primarily a result of improvements in the gross margins at both the manufacturing plants and retails sales centers.

        Selling, general and administrative expenses, as a percentage of net sales, declined to 14.7 percent in the third quarter of 1998 from 15.7 percent for the third quarter last year. For the nine months, selling, general and administrative expenses, as a percentage of net sales, declined to 14 percent as of August 1, 1998 from 15.2 percent for the same nine month period last year. The decline in selling, general and administrative expenses as a percent of net sales was primarily due to better operating efficiencies at both the manufacturing plants and retail sales centers.

        Other income for the third quarter of 1998 was $144,228 of which $77,337 was from interest on short term investments and $32,236 represented undistributed earnings from Nobility 21, a joint venture which began operations in May 1997 and which provides financing to Prestige's retail customers. For the third quarter of 1997, other income was $95,523. For the nine months ended August 1, 1998, other income was $336,464 of which $213,982 was from interest on short term investments and $80,058 was undistributed earnings from Nobility 21. For the same nine month period last year, other income was $189,335.

        As a result of the factors discussed above, net income for the third quarter of 1998 increased 32% to $1,032,802 or $.23 per diluted share, compared to $780,601 or $.18 per diluted share in 1997. For the nine months ended August 1, 1998 net income increased 40% to $2,841,459 or $.63 per diluted share, compared to $2,026,797 or $.46 per diluted share as of August 2, 1997. Earnings per share for 1997 have been restated to reflect a three-for-two stock split in the form of a 50% stock dividend paid on February 20, 1998.

   Liquidity and Capital Resources

        Cash and cash equivalents were $7,597,575 at August 1, 1998 compared to $6,293,924 as of November 1, 1997. Accounts receivable - trade increased to $1,396,880 at August 1, 1998 from an abnormally low $386,019 at November 1, 1997, but was down from $1,613,078 at August 2, 1997.

        On August 11, 1998 the Company closed on the acquisition of six retail sales centers located in the panhandle of Florida. On August 18, 1998 the Company opened a retail sales center located in Yulee, Florida. The cost of the land and land improvements was approximately $450,000.

        The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $2.5 million and a second revolving line of credit agreement with a major bank which provides for borrowings up to $1.5 million. These two agreements provide the Company with an additional $4.0 million of working capital for use in connection with its overall operations. At August 1, 1998 there were no amounts outstanding under these agreements.

        Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal 1998. Working capital requirements for the home inventory for new sales centers will be met with internal sources.

   Year 2000 Issue

        Many existing computer programs use only two digits to identify a year in the date field. As the century date change occurs, these programs may recognize the year 2000 as 1900, or not at all. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue").

        The Company has developed plans to address its possible exposures related to the impact of the Year 2000 Issue on its internal systems. These plans are expected to be implemented primarily with the use of internal resources.

        The Company's internal systems consist of its central operating and accounting systems, which handle the majority of its business transactions. The Company has completed an assessment of its central operating and accounting systems which resulted in the identification of certain modifications necessary to bring these systems into year 2000 compliance. These modifications have been made, primarily through the purchase of updated hardware and updated vendor-supplied software. Based on the results of initial testing, with respect to these systems, the Company does not anticipate that the Year 2000 Issue will materially impact operations or operating results.

        Management believes that total pretax costs incurred to date in connection with the Year 2000 Issue have not materially impacted the Company's operating results.

        The Company believes its planning efforts are adequate to address the Year 2000 Issue and that its risk factors are primarily those that it cannot directly control, including the readiness of its major suppliers, customers and service providers. Failure on the part of these entities to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of materials, disruptions in its customers' ability to conduct business and interruptions to the Company's daily operations. Management believes that its exposure to third party risk may be minimized to some extent because it does not rely significantly on any one supplier or customer. There can be no guarantee, however, that the systems of other unrelated entities on which the Company's systems and operations relay will be corrected on a timely basis and will not have a material adverse effect on the Company.

        The Company does not currently have formal contingency plans or a timetable for implementing them. contingency plans will be established, if they are deemed necessary, after the company has adequately assessed the impact on its operations should third parties fail to properly remediate their computer systems. Contingency plans would include such items as identifying alternative suppliers and increasing inventory levels prior to the year 2000 to ensure availability of supplies for the Company's customers.

                   Part II.  Other Information And Signatures

   Item 1.  There were no reportable events for item 1 through item 4.

   Item 5.  Other Information.

        The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (""Rule 14a-8"), for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is October 7, 1998. After December 21, 1999, notice to the Company of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 will considered untimely, and the persons named in proxies solicited by the Company's Board of Directors for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to any such proposal as to which the Company does not receive timely notice.

   Item 6.    Exhibits and Reports on Form 8-K

             Exhibit 27          Financial Data Schedule



                                   Signatures

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                      NOBILITY HOMES, INC.


   DATE:  September 14, 1998          By:  /s/ Terry E. Trexler
                                           Terry E. Trexler, Chairman,
                                           President and Chief
                                           Executive Officer


   DATE:  September 14, 1998          By:  /s/ Thomas W. Trexler
                                           Thomas W. Trexler, Executive
                                           Vice President, Chief
                                           Financial Officer



   DATE:  September 14, 1998          By:  /s/ Lynn J. Cramer, Jr
                                           Lynn J. Cramer, Jr., Treasurer
                                           and Principal Accounting Officer