Form 10-K
period 1998-10-31
NOBILITY HOMES INC
filed 1999-01-29
CIK 72205

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   Annual Report Under Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                   For the fiscal year ended October 31, 1998

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant on January 22, 1999, computed by reference to the average high and low prices on that date: $27,732,000

(APPLICABLE ONLY TO CORPORATE ISSUERS)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 22, 1999: 4,420,251 shares of common stock

         DOCUMENTS INCORPORATED BY REFERENCE                Incorporated at

Nobility Homes, Inc. Proxy Statement for the 1999        Part III, Items 10,
Annual Meeting of Shareholders                              11, 12 and 13

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

Manufactured Homes

         Homes manufactured by the Registrant are available in approximately 100 active models, ranging in size from 636 to 2,153 square feet, and contain from one to five bedrooms. The Registrant's manufactured homes ("homes") are available in single-wide widths of 14 and 16 feet ranging from 48 to 72 feet in length, double-wide widths of 24, 26, 28 and 32 feet ranging from 36 to 76 feet in length and triple-wide widths of 36, 38 and 42 feet ranging from 44 to 68 feet in length. Four new "Special Edition" homes were introduced in fiscal 1998 as a result of the success of the Company's 30th anniversary model sold in fiscal 1997. In addition, during 1997 the Registrant introduced a four section model referred to as a quad. Quads are T-shaped and have a total of 2,128 square feet. The Registrant's homes are sold under the trade names "Kingswood," "Richwood," "Springwood," "Tropic Isle," "Regency Manor," "Regency Manor Special," and "Tropic Manor."

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

         The Registrant's two manufacturing plants continued to operate at an average of approximately 55% of their single shift capacity in fiscal 1998, representing no change from fiscal 1997.

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

         The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product. The homes produced by the Registrant are delivered by outside trucking companies. The Registrant estimates that it can compete effectively within a range of approximately 350 miles from its manufacturing plants. During the last two fiscal years, substantially all of the Registrant's sales were made in Florida.

Retail Sales

         Prestige Home Centers, Inc. ("Prestige") operates 22 retail lots in north and central Florida. Its principal executive offices are located at the Registrant's headquarters in Ocala, Florida.

         Each of Prestige's retail lots is located within 350 miles of one of the Registrant's two manufacturing facilities. Prestige leases all but one of its retail lots from unaffiliated parties under leases with terms of between one and three years with renewal options.

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

         The Registrant entered into a joint venture agreement in fiscal 1997 with 21st Century Mortgage Corporation to provide financing to retail customers purchasing the Registrant's manufactured homes from Prestige. Additionally, financing for home purchases is provided by nine other independent sources that specialize in manufactured housing lending and numerous banks which finance manufactured home purchases. Prestige is not required to sign any recourse agreements with any of these retail financing sources, nor does Prestige itself finance customers' new home purchases.

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

         Prestige also provides, through its wholly-owned subsidiary, Prestige Insurance Services, Inc., an independent insurance agent, credit life and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes. Prestige Insurance Services, Inc. receives a commission on the insurance premium collected at the time an insurance policy is written and in future years if the homeowner renews the policy. Its revenues were approximately $241,000, $34,000 and $16,000 in fiscal 1998, 1997 and 1996, respectively.

Sales to Independent Dealers and Manufactured Home Communities

         The Registrant currently sells its homes on a wholesale basis exclusively through 3 full-time salespersons to approximately 35 independent dealers. The Registrant attempts continuously to seek new dealers in the areas in which it operates as there is ongoing turnover in the dealers with which it deals at any one time, especially with manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of the Registrant's dealers other than its subsidiary, Prestige, are independent dealers that sell products produced by several manufacturers. No one dealer accounted for more than 10.0% of the Registrant's total sales in fiscal 1998.

         Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a "floor plan" basis whereby the financial institution obtains a security interest in all or part of the dealer's manufactured home inventory. The Registrant, upon request of the lending institution, enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer's default, the Registrant will, at the lender's request, repurchase the home provided that the Registrant's liability will not exceed the manufacturer's invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within one year after a home is sold to the dealer, and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale. Generally, repurchase is conditioned upon the dealer's insolvency. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. The Registrant was not required to repurchase any homes during fiscal 1998, 1997 or 1996. For additional information, see Note 13 of "Notes to Consolidated Financial Statements." The Registrant does not finance retail sales of new homes for customers of its independent dealers.

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

         The Registrant offers a quarterly or yearly volume bonus award to those dealers who purchase homes from the Registrant in excess of certain specified dollar amounts during a specified period. As an additional dealer incentive, the Registrant may assume certain floor plan financing costs for a specified number of days for dealers who carry in excess of a specified level of the Registrant's inventory. During fiscal 1998, 1997 and 1996, the Registrant reimbursed dealers other than TLT $276,000, $152,000 and $112,000, respectively, as volume bonus awards and for floor plan financing charges under the programs described above. Volume bonus awards to TLT, which are granted on the same basis as to other dealers, were $1,900 in fiscal 1998, $8,000 in fiscal 1997 and $28,000 in fiscal 1996.

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

Employees

         As of January 2, 1999, the Registrant had 258 full-time employees, including 93 employed by Prestige. Approximately 140 employees are factory personnel compared to approximately 116 in such positions a year ago, and 101 are in management, administrative, supervisory, sales and clerical positions (including 76 management and sales personnel employed by Prestige) compared to approximately 88 a year ago. In addition, the Registrant employs part-time employees when necessary.

         The Registrant makes a contribution toward employees' group health and life insurance. The Registrant, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.

Item 2.           Properties

         As of October 31, 1998, two manufacturing plants were owned and operated by the Registrant as follows:

                                                             Depreciated Cost of
                                     Approximate              Plant and Property
     Location                          Size                  at October 31, 1998

Belleview, Florida                  33,500 sq. ft.                 $117,000
Ocala, Florida(1)                   72,000 sq. ft.                  551,000
-------------------------

(1) This 72,000 square foot plant is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as the Registrant's corporate offices.

         The Company's Belleview plant is of metal and concrete construction and the Ocala plant is of metal construction. Both properties are in good condition and require little maintenance.

         The Company acquired the land for its Yulee, Florida sales center in the fourth quarter of fiscal 1998 at a total cost of approximately $450,000, including improvements.


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

Item 4.           Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.     Market for the  Registrant's  Common  Stock and Related  Stockholder
            Matters

         The Registrant's Common Stock is listed on the Nasdaq National Market under the symbol NOBH. The following table shows the range of high and low sales prices for the Common Stock for each fiscal quarter of 1998 and 1997.


                                    Fiscal Year End (1)
                   -------------------------------------------------------------
Fiscal                     October 31, 1998                November 1, 1997
Quarter                  High            Low             High            Low

1st                    $12.12          $  7.57          $10.16           $7.33
2nd                     15.45            11.06            9.83            7.50
3rd                     22.27            14.54            9.16            7.00
4th                     18.18            10.68            9.08            7.66

---------------
(1) On February 20, 1998, January 31, 1996 and August 16, 1996, three-for-two stock splits in the form of 50% stock dividends were paid. Amounts in the table have been restated to give effect to these stock dividends.

         At January 15, 1999, the approximate number of record holders of Common Stock was 270 (not including individual participants in security position listings).

         The payment of cash dividends is within the discretion of the Registrant's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Registrant. During fiscal 1998, 1997 and 1996, no cash dividends were paid.

         On December 16, 1998, the Company declared a 10% stock dividend on its outstanding common stock payable on February 19, 1999 to shareholders of record as of January 15, 1999. The per share information presented in this report has not been restated to give effect to this dividend.

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

                                   Years Ended(1)
--------------------- ------------ ------------------ ------------- ------------- ----------------
                      October 31,     November 1,     November 2,   November 4,     October 29,
                         1998            1997             1996          1995           1994
                              (In thousands except per share data)
Total net sales           $44,830         $41,696        $36,455       $30,806          $23,082
Income from
  Operations                5,844           4,759          3,839         2,710            1,585
Other income                  538             206             47         1,340              374
Net income                  3,941           3,038          2,395         2,957            1,769
Net income per
  share(2)                    .87             .68            .54           .68              .41

Total assets               22,803          18,941         14,871        12,896           11,355
Long term
  Obligations                 -0-             -0-            -0-           659              764
Stockholders
  Equity                   18,674          15,294         12,256         9,479            6,481

-----------------------------

(1) The Company's fiscal year ends on the first Saturday on or after October 31. Prior to 1995, the Company's fiscal year ended on the Saturday closest to October 31. The years ended November 2, 1996 and
         November 4, 1995 consisted of a fifty-three week period and the years ended October 31, 1998, November 1, 1997, October 29, 1994 and October
         30, 1993 consisted of a fifty-two week period.

(2)      On  February  20,   1998,   January  31,  1996  and  August  16,  1996,
         three-for-two stock splits in the form of 50% stock dividends were paid to shareholders. Amounts in the table have been restated to give effect to these stock dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company's primary focus is young, first time homebuyers who generally purchase their manufactured homes from retail sales centers to locate on property they own. The Company has aggressively pursued this market through its Prestige retail sales centers, which have become the principal focus of its business strategy. While the Company actively seeks to make wholesale sales to independent retail dealers, the Company's presence as a competitor limits potential sales to dealers located in the same geographic areas serviced by its Prestige sales centers.

         The Company continues to make sales to the retirement community market, which is made up of retirees from the north who move to Florida to enjoy its milder winters and who typically purchase homes to be located on sites leased from park communities that offer a variety of amenities. While a portion of the Company's sales in this market are made to communities owned by the Company's affiliate, TLT, the importance to the Company of the retirement market continues to diminish, both as a focus of its efforts and in dollars and as a percentage of total sales.

         The Company sold 1,262 homes in fiscal 1998, of which 334 homes were sold to independent dealers, representing sales of $7,260,000, and 8 homes were sold to TLT communities, representing sales of $197,000. In fiscal 1997, the Company sold 1,190 homes, of which 361 homes were sold to independent dealers, representing sales of $7,466,000, and 17 homes were sold to TLT communities, representing sales of $400,000. In fiscal 1996, the Company sold 1,087 homes, of which 237 homes were sold to independent dealers, representing sales of $5,204,000, and 28 homes were sold to TLT communities, representing sales of $717,000. The balance of the Company's sales in fiscal 1998, 1997 and 1996, representing 82.0%, 81.1% and 83.8% of net sales, respectively, were made on a retail basis through Prestige's retail centers.

         The Company has a product line of approximately 100 active models. Market demand can fluctuate on a fairly short-term basis; however, the manufacturing process is such that the Company can alter its product mix relatively quickly in response to changes in the market. During fiscal 1998, the Company`s product mix was positively affected by the "Special Edition" homes marketed by Prestige and by larger, more expensive multi-wide homes resulting from greater consumer confidence and the availability of varied types of financing at competitive rates. Many family buyers today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement community market.

         During fiscal 1997, the Company entered into a joint venture agreement with 21st Century Mortgage Corporation to provide mortgage financing to retail customers who purchase the Company's manufactured homes at Prestige retail sales centers. This joint venture, which originates and services loans, has given the Company more control over the financing aspect of the retail home sales process and allowed the Company to offer better service to its retail customers. Management believes that the joint venture gives the Company an additional potential for profit by providing finance products to retail customers. In addition, management believes that the Company, has more input in the design of unique finance programs for prospective homebuyers, and has resulted in more profitable sales at its Prestige retail sales centers. In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide 30-year financing, an interest rate reduction program, combination land/manufactured home loans, and a 5% down payment program for qualified buyers. The Company also maintains outside financing sources that provide financing for the Company's manufactured homes for retail homebuyers.

         The Company through its wholly-owned subsidiary, Prestige Insurance Services, Inc., an independent insurance agency, offers credit life, homeowners and service warranty products to the retail customers.

Results of Operations

         The Company continued to increase revenues during the fiscal year ended October 31, 1998. Total net sales in 1998 were $44,830,000 compared to $41,696,000 in 1997 and $36,455,000 in fiscal 1996. Net sales increased 7.5% in fiscal 1998 and 14.4% in 1997 and 18.3% in 1996. The increased sales revenue in fiscal 1998 was primarily due to the 6.8% increase in same store sales revenues at Prestige. The increase in sales in fiscal 1997 over fiscal 1996 was primarily due to the increased popularity of higher priced homes and increased sales to outside dealers. The year ended October 31, 1998 and November 1, 1997 consisted of a fifty-two (52) week period while the year ended November 2, 1996 consisted of a fifty-three (53) week period.

         Industry-wide shipments of multi-section manufactured homes measured in number of units continued to improve for the first ten months of 1998, up 10.7% over 1997, while shipments of single section homes declined approximately 4.0% for 1998. Combined industry shipments of multi-section and single section homes increased 7.0% in 1997 and 9.1% in 1996. In fiscal 1998, approximately 94% of the Company's home sales were multi-section homes. Florida combined industry shipments of multi-section home and single-section homes, in the first ten months of 1998 increased 7% compared to a 9% increase in combined shipments of multi-section and single section homes in both 1997 and 1996.

         Gross profit as a percentage of net sales was 27.0% in fiscal 1998 compared to 25.8% in 1997 and 25.5% in fiscal 1996. The increase in gross profit in fiscal 1998 was due to increased gross margins at the retail sales centers, primarily from the mix of products sold and cost controls. The increase in gross profit in fiscal 1997 was primarily a result of improvements in the gross margins at both the manufacturing plants and retail sales centers. The increase in gross profit in fiscal 1996 was primarily due to increasing home prices to offset lumber price increases and continuing improvements in operating efficiency at the Company's manufacturing plants.

         Selling, general and administrative expenses as a percent of net sales was 13.9% in fiscal 1998 as compared to 14.4% in 1997 and 15.0% in fiscal 1996. The decline in fiscal 1998 selling, general and administrative expenses as a percent of net sales, although approximately a $200,000 increase in dollars, was primarily due to reduced general and administrative costs at the manufacturing plants, partially offset by increased overhead and start-up costs from the seven new retail sites added during the fourth quarter of fiscal 1998. The decline in fiscal 1997 selling, general and administrative expenses as a percent of net sales was primarily due to better operating efficiencies at the retail sales centers. The increase in selling, general and administrative expenses in fiscal 1996 was primarily due to start-up expenses associated with the addition of the three retail sales centers in November 1995, coupled with increased newspaper, radio and television advertising expense.

         Other income for fiscal 1998 was $538,000 of which $292,000 was from interest on short term investments and $166,000 was from undistributed earnings from the Nobility 21 joint venture. Other income for fiscal 1997 was $206,000 of which $118,000 was from interest on short term investments. Other income for fiscal 1996 was $47,000.

         As a result of the factors discussed above, earnings for fiscal 1998 were $3,941,000 or $.87 per share compared to $3,038,000 or $.68 per share for fiscal 1997 and $2,395,000 or $.54 per share for fiscal 1996.

Liquidity and Capital Resources

         Cash and cash equivalents were $5,892,000 at October 31, 1998 compared to $6,294,000 at November 1, 1997. Working capital increased to $13,141,000 in fiscal 1998 compared to $11,339,000 in fiscal 1997. In fiscal years 1998 and 1997, the Company carried all the inventory for the Prestige retail sales centers and did not incur third party floor plan financing expenses. Inventories increased to $10,391,000 in 1998 from $8,041,000 at fiscal year-end 1997. The increase in inventory was primary due to the $1.6 million dollars of homes manufactured in the fourth quarter of 1998 for the seven retail sales centers added in that quarter.

         During fiscal 1997 and the first half of fiscal 1998, the Company maintained a revolving credit agreement with a major bank providing for borrowings up to $2.5 million. The maximum available amount under the agreement was increased from $2.5 million to $4.0 million in March 1998. In July 1996, the Company entered into a second revolving line of credit agreement with a major bank which provides for borrowings up to $1,500,000. These two agreements provide the Company with an additional $5.5 million of working capital for use in connection with its overall operations. At October 31, 1998 and November 1, 1997, there were no amounts outstanding under these agreements.

         In July 1997, the Company invested $250,000 in a joint venture with 21st Century Mortgage Corporation to provide additional mortgage financing services to the Company's retail sales centers. The Company generally does not have any additional capital contribution obligations with respect to the joint venture, except to the extent the joint venture may be required to invest in certain subordinated certificates issued in connection with an asset-backed security. No such investment is contemplated within the next 12 months.

         On August 11, 1998, the Company acquired six manufactured home retail sales centers located in the panhandle of Florida in an asset acquisition. This transaction was accounted for using the purchase method of accounting;
accordingly, the purchased assets have been recorded at their estimated fair market value at the date of acquisition, resulting in approximately $487,000 of goodwill, which is being amortized on a straight-line basis over 15 years.

         On August 18, 1998 the Company opened a retail sales center located in Yulee, Florida. The cost of the land and land improvements was approximately $450,000.

         The Company acquired one additional existing manufactured home retail sales center in North Central Florida in March 1997 in an asset acquisition. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets have been recorded at their estimated fair value at the date of acquisition, resulting in approximately $37,000 of goodwill, which is being amortized on a straight-line basis over 15 years.

         In January 1997 Prestige closed its sales center in Perry, Florida.

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

         The Company has developed plans to address its possible exposures related to the impact of the Year 2000 Issue on its operations. These plans are expected to be implemented primarily with the use of internal resources. The Company has assessed (i) the equipment in its manufacturing operations that contains microprocessors or relies on software, and (ii) the Company's internal systems. The Company has determined that its manufacturing equipment does not have a Year 2000 Issue.

         The Company's internal systems consist of its central operating and accounting systems, which handle the majority of its business transactions. The Company has completed an assessment of its central operating and accounting systems which resulted in the identification of certain modifications necessary to bring these systems into year 2000 compliance. These modifications have been made, primarily through the purchase of updated hardware and updated vendor-supplied software. Based on the results of initial testing with respect to these systems, the Company does not anticipate that the Year 2000 Issue will materially impact operations or operating results.

         Management believes that total pretax costs incurred to date in connection with the Year 2000 Issue have not materially impacted the Company's operating results and that future costs of compliance likewise will not be material.

         The Company believes its planning efforts are adequate to address the Year 2000 Issue and that its risk factors are primarily those that it cannot directly control, including the readiness of its major suppliers, customers and service providers. Failure on the part of these entities to timely remediate their Year 2000 Issue could result in disruptions in the Company's supply of materials, disruptions in its customers' ability to conduct business and interruptions to the Company's daily operations. Management believes that its exposure to third party risk may be minimized to some extent because it does not rely significantly on any one supplier or customer. There can be no guarantee, however, that the systems and operations relied on by such third parties will be corrected on a timely basis and will not have a material adverse effect on the Company.

         Due to the nature of the Company's manufacturing and retail operations, including the fact that the materials used by the Company in its manufactured homes are widely available, the Company does not currently have formal contingency plans or a timetable for implementing them. The Company's suppliers typically maintain a one-month supply of materials. Contingency plans will be established, if they are deemed necessary, after the Company has adequately assessed the impact on its operations should third parties fail to properly remediate their computer systems. Contingency plans would include such items as identifying alternative suppliers and increasing inventory levels prior to the year 2000 to ensure availability of supplies for the Company's manufacturing and retail operations.

Item 8.          Consolidated Financial Statements and Supplementary Data

         Financial statements incorporated herein from the Registrant's 1998 Annual Report to Shareholders are attached as Exhibit 13 and are listed at Part IV, Item 13(a), "Consolidated Financial Statements and Schedules."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

         Information concerning the directors of the Registrant is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 1999 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before February 28, 1999.

         The following table provides the names, ages and business experience for the past five years for each of the Executive Officers of the Registrant. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (59)      Chairman of the Board and  President  of  Registrant;
                           Mr. Trexler is also President of TLT; from April 1996 to March 1997, Mr. Trexler was a director of Citizens
                           National Bank and its subsidiary, Citi-Bancshares, Inc. and was Chairman of the Board of Citizens First
                           Bancshares,  Inc. and its subsidiary,  Citizens First
                           Bank of Ocala prior to its acquisition in April 1996.

Thomas W. Trexler (35)     Executive Vice President and Chief Financial  Officer
                           of the Registrant  since December 1994 and a director
                           of the Registrant  since February 1993;  President of
                           Prestige Insurance Services,  Inc. since August 1992;
                           President  of  Prestige  since  June  1995  and  Vice
                           President  from  1991  to  June  1995;   director  of
                           Prestige and Vice President and director of TLT since
                           September 1991; prior to September 1991, Mr. Trexler was Vice President of NationsBank (formerly NCNB
                           National Bank) in Naples, Florida.

Edward C. Sims (52)        Vice President of Engineering of the Registrant.

Jean Etheredge (53)        Secretary of the Registrant.

Lynn J. Cramer, Jr. (53)   Treasurer of the Registrant.

         Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director of the Registrant, is the son of Terry E. Trexler, the Registrant's President and Chairman of the Board. There are no other family relationships between any directors or executive officers of the Registrant.

Item 11. Executive Compensation

         Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 1999 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before February 28, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 1999 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before February 28, 1999.

Item 13. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 1999 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before February 28, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)      Consolidated Financial Statements and Schedules:

                 Report of PricewaterhouseCoopers LLP

                 Consolidated Balance Sheets at October 31, 1998 and November 1, 1997

                 Consolidated Statements of Income for the Years Ended October 31, 1998, November 1, 1997 and November 2, 1996

                 Consolidated Statements of Changes in Stockholders' Equity for the Years Ended October 31, 1998, November 1, 1997 and November 2, 1996

                 Consolidated Statements of Cash Flows for the Years Ended October 31, 1998, November 1, 1997 and November 2, 1996

                 Notes to Consolidated Financial Statements

        (b)      Reports on Form 8-K:

                 None

        (c)      Exhibits:

                 3.  (a)   The  Registrant's   Articles  of  Incorporation,   as
                           amended (filed as an exhibit to the Registrant's Form
                           10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

                     (b) Bylaws, as amended March 28, 1994, (filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

                 10. (a) Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

                    *(b) Stock Incentive Plan (filed as an exhibit to the Registrant's registration statement on Form S-8, registration no. 333-44769, and incorporated herein by reference).

-------------
     *    Management Remuneration Plan.

                     (c) Revolving Credit Agreement dated July 17, 1996 with AmSouth Bank of Florida (filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended
                           November  2,  1996  and   incorporated  by  reference
                           herein).

                     (d) Revolving Credit Agreement dated June 7, 1996 with SunTrust Bank, North Central Florida (filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended November 2, 1996 and incorporated by reference herein).

                 13. Consolidated Financial  Statements from  1998 Annual Report to Shareholders.

                 21. Subsidiaries of Registrant.

                 23. Consent of PricewaterhouseCoopers LLP.

                 27. Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOBILITY HOMES, INC.

DATE:  January 29, 1999                By:/s/ Terry E. Trexler
                                          --------------------------------------
                                           Terry E. Trexler, Chairman, President
                                           and Chief Executive Officer

DATE:  January 29, 1999                By:/s/ Thomas W. Trexler
                                          --------------------------------------
                                           Thomas W. Trexler, Executive
                                           Vice President and
                                           Chief Financial Officer

DATE:  January 29, 1999                By:/s/ Lynn J. Cramer, Jr.
                                          --------------------------------------
                                           Lynn J. Cramer, Jr., Treasurer and
                                           Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:  January 29, 1999                /s/ Terry E. Trexler
                                       -----------------------------------------
                                       Terry E. Trexler, Director

DATE:  January 29, 1999                /s/ Richard C. Barberie
                                       -----------------------------------------
                                       Richard C. Barberie, Director

DATE:  January 29, 1999                /s/ Robert Holliday
                                       -----------------------------------------
                                       Robert Holliday, Director

DATE:  January 27, 1999                /s/ Robert P. Saltsman
                                       -----------------------------------------
                                       Robert P. Saltsman, Director

DATE:  January 29, 1999                /s/ Thomas W. Trexler
                                       -----------------------------------------
                                       Thomas W. Trexler, Director

                                  EXHIBIT INDEX



  3.  (a)     The Registrant's  Articles of Incorporation,  as amended (filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended
              November 1, 1997 and incorporated herein by reference).

      (b) Bylaws, as amended March 28, 1994, (filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

 10.  (a)     Joint Venture  Agreement  with 21st Century  Mortgage  Corporation
              (filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

     *(b) Stock Incentive Plan (filed as an exhibit to the Registrant's registration statement on Form S-8, registration no. 333-44769, and incorporated herein by reference).

      (c) Revolving Credit Agreement dated July 17, 1996 with AmSouth Bank of Florida (filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended November 2, 1996 and incorporated by reference herein).

      (d) Revolving Credit Agreement dated June 7, 1996 with SunTrust Bank, North Central Florida (filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended November 2, 1996 and incorporated by reference herein).

  13.         Consolidated  Financial  Statements  from 1998  Annual  Report  to
              Shareholders.

  21.         Subsidiaries of Registrant.

  23.         Consent of PricewaterhouseCoopers LLP.

  27.         Financial Data Schedule.

-----------
     *    Management Remuneration Plan.