Form 10-Q
period 1999-01-30
NOBILITY HOMES INC
filed 1999-03-16
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly period ended January 30, 1999

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

                                 (352) 732-5157
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No _____.


The number of shares outstanding of each of the issuer's classes of common equity as of March 16, 1999 was 4,861,491.

                              NOBILITY HOMES, INC.
                                      INDEX
                                                                            Page
                                                                          Number

PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of January 30, 1999
         and October 31, 1998                                                 3

         Consolidated Statements of Income for the three months
         ended January 30, 1999 and January 31, 1998                          4

         Consolidated Statements of Cash Flows for three months
         ended January 30, 1999 and January 31, 1998                          5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Conditions                                  8

PART II. Other Information and Signatures                                    11

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports of Form 8-K

                          PART I. FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  January 30, 1999       October 31, 1998
                                                                                  ----------------       ----------------
ASSETS                                                                              (Unaudited)

Current Assets:
     Cash and cash equivalents                                                     $  4,599,720           $  5,891,994
     Accounts receivable - trade                                                        643,937                535,615
     Inventories                                                                     11,273,806             10,391,340
     Deferred income taxes                                                              127,000                127,000
     Prepaid expenses and other current assets                                          355,266                324,928
                                                                                     ----------             ----------

          Total current assets                                                       16,999,729             17,270,877

Property, plant and equipment, net                                                    2,060,664              2,037,140
Investment in joint venture - Nobility 21                                               450,530                428,938
Deferred income taxes - noncurrent                                                      720,200                720,200
Other assets                                                                          2,336,934              2,346,051
                                                                                     ----------             ----------

          Total assets                                                             $ 22,568,057           $ 22,803,206
                                                                                     ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $ 1,270,788            $ 1,836,608
     Accrued expenses and other current liabilities                                     807,628              1,367,916
     Accrued compensation                                                               343,407                583,889
     Income taxes payable                                                               779,050                341,050
                                                                                     ----------             ----------

          Total current liabilities                                                   3,200,873              4,129,463
                                                                                     ----------             ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                       -                      -
     Common stock, $.10 par value, 10,000,000
          shares authorized in 1999 and 1998; 5,364,907 and
          4,922,087 shares issued, respectively, in 1999 and 1998                       536,491                492,209
     Additional paid in capital                                                       8,629,146              2,197,185
     Retained earnings                                                               12,467,668             18,225,666
     Less treasury stock at cost, 503,416 and
          465,836 shares, respectively, in 1999 and 1998                             (2,266,121)            (2,241,317)
                                                                                     ----------            ----------

          Total stockholders' equity                                                 19,367,184             18,673,743
                                                                                     -----------            ----------

          Total liabilities and stockholders' equity                               $ 22,568,057           $ 22,803,206
                                                                                     ===========            ==========


                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                            January 30,            January 31,
                                                                               1999                   1998
                                                                            -----------            -----------

Net sales                                                                 $ 10,080,257           $ 10,589,052
Net sales - related parties                                                     26,645                 16,913
                                                                            ----------             ----------

      Total net sales                                                       10,106,902             10,605,965

Cost of goods sold                                                          (7,312,538)            (7,895,612)
                                                                            ----------             ----------

      Gross profit                                                           2,794,364              2,710,353

Selling, general and administrative expenses                                (1,706,493)            (1,503,891)
                                                                            ----------             ----------

      Operating income                                                       1,087,871              1,206,462
                                                                            ----------             ----------

Other income:
    Interest income                                                             52,298                 63,819
    Undistributed earnings in joint venture -  Nobility 21                      21,592                 25,852
    Miscellaneous income                                                         3,484                  3,182
                                                                            ----------             ----------
                                                                                77,374                 92,853
                                                                            ----------             ----------

Income before provision for income taxes                                     1,165,245              1,299,315

Provision for income taxes                                                    (447,000)              (499,000)
                                                                            ----------              ---------

      Net income                                                          $    718,245           $    800,315
                                                                            ==========             ==========

Weighted average shares outstanding (1)
    Basic                                                                    4,863,039              4,899,051
    Diluted                                                                  4,941,227              4,941,886

Earnings per share (1)
    Basic                                                                 $        .15           $        .16
    Diluted                                                               $        .15           $        .16

(1)  Restated to reflect 10% stock dividend paid on February 19, 1999


                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                               January 30,         January 31,
                                                                                  1999                 1998
                                                                               -----------         -----------

Cash flows from operating activities:
   Net income                                                                 $    718,245          $   800,315

   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                               59,091               63,649
        Undistributed earnings in joint venture - Nobility 21                      (21,592)             (25,853)
        (Increase) decrease in:
          Accounts receivable - trade                                             (108,322)            (621,149)
          Inventories                                                             (882,466)              (4,426)
          Prepaid expenses and other current assets                                (30,338)                (814)
        Increase (decrease) in:
          Accounts payable                                                        (565,820)            (276,130)
          Accrued expenses and other current liabilities                          (560,288)              70,910
          Accrued compensation                                                    (240,482)            (132,865)
          Income taxes payable                                                     438,000              242,071
                                                                                ----------            ---------

   Net cash provided by (used in) operating activities                          (1,193,972)             115,708
                                                                                ----------            ---------

Cash flows from investing activities:
   Purchase of equipment                                                           (73,498)             (54,064)
                                                                                ----------            ---------

   Net cash used in investing activities                                           (73,498)             (54,064)
                                                                                ----------            ---------

Cash flows from financing activities:
   Purchase of treasury stock                                                      (24,804)                   -
                                                                                 ---------            ---------

   Net cash used in financing activities                                           (24,804)                   -
                                                                                 ---------            ---------

(Decrease) Increase in cash and cash equivalents                                (1,292,274)              61,644

Cash and cash equivalents at beginning of quarter                                5,891,994            6,293,924
                                                                                ----------            ---------

Cash and cash equivalents at end of quarter                                   $  4,599,720          $ 6,355,568
                                                                                ==========            =========

Supplemental disclosure of cash flow information

   Income taxes paid                                                          $    155,000          $   275,000
                                                                                ==========            =========


                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended January 30, 1999 are not necessarily indicative of the results of the full fiscal year.

         Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations governing Form 10-Q. The condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1998 Form 10-K Annual Report.


2.       Inventories

         Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at January 30, 1999 and October 31, 1998 are summarized as follows:


                                                                   January 30,                     October 31,
                                                                      1999                            1998
                                                                   -----------                     -----------

                  Raw Materials                                  $    629,738                    $    587,057
                  Work-in-process                                      88,280                         101,268
                  Finished homes                                    9,337,244                       8,525,402
                  Pre-owned manufactured homes                        598,555                         621,017
                  Model home furniture and other                      619,989                         556,596
                                                                   ----------                      ----------
                                                                 $ 11,273,806                    $ 10,391,340
                                                                   ==========                      ==========


3.       Earnings Per Share

         Effective for the quarter ended January 31, 1998, the Company adopted Statement on Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 simplifies the standards for computing earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive potential common shares. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                     January 30,     January 31,
                                                       1999             1998
                                                     ----------      -----------

     Net Income                                    $   718,245      $   800,315
                                                     =========        =========

     Weighted average shares outstanding:
          Basic                                      4,863,039        4,899,051
          Add:  common stock equivalents                78,188           42,835
                                                     ---------        ---------

          Diluted                                    4,941,227        4,941,886
                                                     ==========       =========

     Earnings per share:
          Basic and Diluted                        $      0.15      $      0.16
                                                     =========        =========


4.       Stock Split

         On January 6, 1998, the Company's Board of Directors authorized a three-for-two stock split in the form of a 50% stock dividend payable February 20, 1998 to stockholders of record on January 30, 1998. This resulted in the issuance of 1,485,297 additional shares of common stock. Share and per share data for all periods presented herein have been adjusted to give effect to the 50% stock split.


5.       Stock Dividend

         On December 15, 1998, the Company's Board of Directors declared a 10% stock dividend which was paid on February 19, 1999 to stockholders of record on January 15, 1999. This resulted in the issuance of 442,820 additional shares of common stock. The dividend was charged to retained earnings in the amount of approximately $6.5 million, which was based upon the fair value of the Company's common stock. All references to weighted-average shares outstanding and per share amounts included herein reflect the 10% stock dividend and its retroactive effect.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations

         Net sales in the first quarter of 1999 were $10,107,000 as compared to $10,606,000 for the first quarter of 1998. The decrease in sales for the first three months of 1999 was primarily due to the additional stocking of $1.2 million of new inventory homes for the Company's seven new retail sales centers that were added in the fourth quarter of 1998.

         Gross profit in the first quarter of 1999 as a percentage of net sales was 27.6 percent compared to 25.5 percent for the same period last year. The increase in gross profit in the first quarter of 1999 was primarily a result of improvements in the gross margins at the retails sales centers, caused by selling a mix of higher priced homes.

         Selling, general and administrative expenses, as a percentage of net sales, was 16.9 percent in the first quarter of 1999 compared to 14.2 percent for the same period last year. The increase in first quarter of 1999 selling, general and administrative expenses as a percent of net sales was due to increased overhead from the seven new retail sales centers added during the fourth quarter of 1998.

         Other income for first quarter 1999 was $77,000 of which $52,000 was from interest on short term investments and $22,000 was undistributed earnings from the Company's financing joint venture, Nobility 21. This compares to $93,000 in the first quarter of fiscal year 1998, of which $64,000 was from short term interest and $26,000 was undistributed earnings from Nobility 21.

         As a result of the factors discussed above, net income for the first quarter of 1999 was $718,000 or $.15 per share, compared to $800,000 or $.16 per share in the first quarter of 1998. Earnings per share for the first quarter of 1998 has been restated to reflect a 10% stock dividend paid on February 19, 1999.

Liquidity and Capital Resources

     Cash and cash equivalents were $4,600,000 at January 31, 1999 compared to $5,892,000 as of October 31, 1998. Working capital increased to $13,799,000 at January 31, 1999 from $13,141,000 at October 31, 1998. Inventories increased to $11,274,000 in the first quarter of 1999 from $10,391,000 at the fourth quarter of 1998. The increase in inventory was due to the additional $1.2 million of homes manufactured in the first quarter of 1999 which were used to stock the new retail sales centers added in the fourth quarter of 1998.

     The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $4.0 million. A second revolving line of credit agreement with another bank provides for borrowings up to $1.5 million. These two agreements provide the Company with an additional $5.5 million of working capital for use in connection with its overall operations. At January 30, 1999 and October 31, 1998, there were no amounts outstanding under either of these agreements.

     Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal year 1999. Working capital requirements for the home inventory for new and existing sales centers will be met with internal sources.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

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

         The Company has developed plans to address its possible exposures related to the impact of the Year 2000 Issue on its operations. These plans were implemented primarily with the use of internal resources. The Company has assessed (i) the equipment in its manufacturing operations that contains microprocessors or relies on software, and (ii) the Company's internal systems. The Company has determined that its manufacturing equipment does not have a Year 2000 Issue.

         The Company's internal systems consist of its central operating and accounting systems, which handles the majority of its business transactions. The Company has completed an assessment of its central operating and accounting systems which resulted in the identification of certain modifications necessary to bring these systems into year 2000 compliance. These modifications have been made, primarily through the purchase of updated hardware and updated vendor-supplied software. Based on the results of initial testing with respect to these systems, the Company does not anticipate that the Year 2000 Issue will materially impact operations or operating results.

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

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

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

                    Part II. OTHER INFORMATION AND SIGNATURES


There were no reportable events for Item 1 through Item 3 and Item 5

Item 4.   Submission of Matters to a Vote of Security Holders.

          a)  The Annual Meeting of the Shareholders was held on February 26,
              1999

          b)  The vote to elect a board of five directors was as follows:

                                                  For              Against          Abstain       Not Voted
                                                  ---              -------          -------       ---------

             Terry E. Trexler                  2,809,012               0               0          1,620,239
             Richard C. Barberie               2,808,762             250               0          1,620,239
             Robert P. Holliday                2,808,762             250               0          1,620,239
             Robert P. Saltsman                2,808,392             620               0          1,620,239
             Thomas W. Trexler                 2,809,012               0               0          1,620,239



Item 6.   Exhibits

          Exhibit 10 Revolving Credit Agreement dated March 4, 1998 with Suntrust Bank

          Exhibit 27  Financial Data Schedule

                                   Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOBILITY HOMES, INC.


DATE:  March 16, 1999                   By:   /s/ Terry E. Trexler
                                              ----------------------------------
                                              Terry E. Trexler, Chairman,
                                              President and Chief
                                              Executive Officer


DATE:  March 16, 1999                   By:   /s/ Thomas W. Trexler
                                              ----------------------------------
                                              Thomas W. Trexler, Executive
                                              Vice President, Chief Financial
                                              Officer



DATE:  March 16, 1999                   By:   /s/   Lynn J. Cramer, Jr.
                                              ----------------------------------
                                              Lynn J. Cramer, Jr., Treasurer
                                              and Principal Accounting Officer