Form 10-Q
period 1999-05-01
NOBILITY HOMES INC
filed 1999-06-15
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly period ended May 1, 1999

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


The number of shares outstanding of each of the issuer's classes of common equity as of June 14, 1999 was 4,812,091.

                              NOBILITY HOMES, INC.
                                      INDEX

                                                                            Page
                                                                          Number

PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of May 1, 1999 and
         October 31, 1998                                                     3

         Consolidated Statements of Income for the three and
         six months ended May 1, 1999 and May 2, 1998                         4

         Consolidated Statements of Cash Flows for the three
         and six months ended May 1, 1999 and May 2, 1998                     5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Conditions                                  8

PART II. Other Information and Signatures                                    11

Item 6.  Exhibits

                          PART I. FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                May 1, 1999        October 31, 1998
                                                                                -----------        ----------------
                                                                                (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                                 $  5,047,612          $  5,891,994
     Accounts receivable                                                            613,827               535,615
     Inventories                                                                 11,373,424            10,391,340
     Deferred income taxes                                                          127,000               127,000
     Prepaid expenses and other current assets                                      369,729               324,928
                                                                                -----------           -----------

          Total current assets                                                   17,531,592            17,270,877

Property, plant and equipment, net                                                2,034,269             2,037,140
Investment in joint venture - Nobility 21                                           623,923               428,938
Deferred income taxes - noncurrent                                                  720,200               720,200
Other assets                                                                      2,324,967             2,346,051
                                                                                -----------           -----------

          Total assets                                                         $ 23,234,951          $ 22,803,206
                                                                                ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $  1,472,700          $  1,836,608
     Accrued expenses and other current liabilities                               1,214,840             1,367,916
     Accrued compensation                                                           361,820               583,889
     Income taxes payable                                                           325,050               341,050
                                                                                -----------           -----------

          Total current liabilities                                               3,374,410             4,129,463
                                                                                -----------           -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                   -                     -
     Common stock, $.10 par value, 10,000,000
          shares authorized; 5,364,907 and 4,922,087
          shares issued in 1999 and 1998, respectively                              536,491               492,209
     Additional paid in capital                                                   8,629,146             2,197,185
     Retained earnings                                                           13,363,885            18,225,666
     Less treasury stock at cost, 549,016 and
          465,836 shares in 1999 and 1998, respectively                         (2,668,981)           (2,241,317)
                                                                                -----------           -----------

          Total stockholders' equity                                             19,860,541            18,673,743
                                                                                -----------           -----------

          Total liabilities and stockholders' equity                           $ 23,234,951          $ 22,803,206
                                                                                ===========           ===========


                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                    Three Months Ended                     Six Months Ended
                                                                 May 1,             May 2,             May 1,             May 2,
                                                                  1999               1998               1999               1998
                                                                 ------             ------             ------             ------
Net sales                                                     $ 10,866,904       $ 11,277,506      $  20,947,161      $  21,866,558
Net sales - related parties                                         58,930             46,997             85,575             63,910
                                                               -----------        -----------       ------------       ------------

      Total net sales                                           10,925,834         11,324,503         21,032,736         21,930,468

Cost of goods sold                                              (7,837,079)        (8,284,991)       (15,149,617)       (16,180,605)
                                                               -----------        -----------       ------------       ------------

      Gross profit                                               3,088,755          3,039,512          5,883,119          5,749,863

Selling, general and administrative expenses                    (1,887,931)        (1,502,550)        (3,594,424)        (3,006,442)
                                                               -----------        -----------       ------------       ------------

      Operating income                                           1,200,824          1,536,962          2,288,695          2,743,421
                                                               -----------        -----------       ------------       ------------

Other income:
    Interest income                                                 42,320             72,826             94,618            136,645
    Undistributed earnings in joint venture -
      Nobility 21                                                  173,392             21,970            194,985             47,822
    Miscellaneous                                                    5,681              4,587              9,164              7,769
                                                               -----------        -----------       ------------       ------------
                                                                   221,393             99,383            298,767            192,236
                                                               -----------        -----------       ------------       ------------

Income before provision for income taxes                         1,422,217          1,636,345          2,587,462          2,935,657

Provision for income taxes                                        (526,000)          (628,000)          (973,000)        (1,127,000)
                                                               -----------        -----------       ------------       ------------

      Net income                                              $    896,217       $  1,008,345      $   1,614,462      $   1,808,657
                                                               ===========        ===========       ============       ============

Weighted average shares outstanding (1)
    Basic                                                        4,863,039          4,899,051          4,855,746          4,899,051
    Diluted                                                      4,908,301          4,981,994          4,919,066          4,965,055

Earnings per share (1)
    Basic                                                     $        .18       $        .21      $         .33      $         .37
    Diluted                                                   $        .18       $        .20      $         .33      $         .36


(1)  Restated to reflect 10% stock dividend paid on February 19, 1999

                                            NOBILITY HOMES, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                   Six Months Ended
                                                                                 May 1,              May 2,
                                                                                  1999                1998
                                                                               -----------         -----------

Cash flows from operating activities:
    Net income                                                                 $ 1,614,462         $ 1,808,657

    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
        Depreciation and amortization                                              123,846             105,427
        Undistributed earnings in joint venture - Nobility 21                     (194,985)            (47,822)
        (Increase) decrease in:
           Accounts receivable                                                     (78,212)           (871,949)
           Inventories                                                            (982,084)           (186,029)
           Prepaid expenses and other current assets                               (44,801)            (62,450)
        Increase (decrease) in:
           Accounts payable                                                       (363,908)            (91,816)
           Accrued expenses and other current liabilities                         (153,076)            (65,753)
           Accrued compensation                                                   (222,069)            455,256
           Income taxes payable                                                    (16,000)           (154,929)
                                                                                ----------          ----------

    Net cash (used in) provided by operating activities                           (316,827)            888,592
                                                                                ----------          ----------

Cash flows from investing activities:
    Purchase of equipment                                                          (99,891)            (99,971)
                                                                                ----------          ----------
Cash flows from financing activities:
    Purchase of treasury stock                                                    (427,664)                  -
                                                                                ----------          ----------
(Decrease) Increase in cash and cash equivalents                                  (844,382)            788,621

Cash and cash equivalents at beginning of year                                   5,891,994           6,293,924
                                                                                ----------          ----------

Cash and cash equivalents at end of quarter                                    $ 5,047,612         $ 7,082,545
                                                                                ==========          ==========

Supplemental disclosure of cash flow information

    Income taxes paid                                                          $ 1,135,000         $ 1,300,000
                                                                                ==========          ==========


                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 1, 1999 are not necessarily indicative of the results of the full fiscal year.

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

2.    Inventories

      Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at May 1, 1999 and October 31, 1998 are summarized as follows:

                                                     May 1,        October 31,
                                                      1999            1998
                                                  -----------     -------------

          Raw Materials                         $    613,962      $     587,057
          Work-in-process                            110,029            101,268
          Finished homes                           9,496,448          8,525,402
          Pre-owned manufactured homes               547,072            621,017
          Model home furniture and other             605,913            556,596
                                                 -----------       ------------
                                                $ 11,373,424      $  10,391,340
                                                 ===========       ============


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

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


                                                            Three Months Ended                      Six Months Ended
                                                         May 1,              May 2,             May 1,             May 2,
                                                          1999                1998               1999               1998
                                                         ------              ------             ------             -------

     Net Income                                       $   896,217         $ 1,008,345        $ 1,614,462         $ 1,808,657
                                                       ==========          ==========         ==========          ==========

     Weighted average shares outstanding:
          Basic                                         4,863,039           4,899,051          4,855,746           4,899,051
          Add:  common stock equivalents                   45,262              82,943             63,320              66,004
                                                       ----------          ----------         ----------          ----------

          Diluted                                       4,908,301           4,981,994          4,919,066           4,965,055
                                                       ==========          ==========         ==========          ==========

     Earnings per share:
          Basic                                       $      0.18         $      0.21        $      0.33         $      0.37
                                                       ==========          ==========         ==========          ==========
          Diluted                                     $      0.18         $      0.20        $      0.33         $      0.36
                                                       ==========          ==========         ==========          ==========



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

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

     Net sales for the three months ended May 1, 1999 decreased 3.5 percent to $10,925,834 from $11,324,503 for the same period last year. Net sales for the six months also decreased 4.1 percent to $21,032,736 from $21,930,468 a year ago. Sales at the Company's Prestige Home Centers for the three months ended May 1, 1999 increased 15.6 percent to $10,263,029 and the six month period increased 12.0 percent to $19,425,352 as compared to $8,877,898 and $17,339,644 a year ago respectively. Sales to outside dealers in the second quarter of 1999 decreased approximately $1.8 million for the three months and $3.1 million for six months as compared to the same periods of 1998.

     Gross profit, as a percentage of net sales, increased to 28.3 percent in the second quarter of 1999 from 26.8 percent for the same period last year. For the six months gross profit, as percentage of net sales, increased to 28.0 percent from 26.2 percent for the same six month period last year. The increase in gross profit was primarily a result of improvements in the gross margins at the Company's Prestige Home Centers.

     Selling, general and administrative expenses, as a percentage of net sales, increased to 17.3 percent in the second quarter of 1999 from 13.3 percent for the second quarter last year. For the six months selling, general and administrative expenses, as percentage of net sales, increased to 17.1 percent from 13.7 percent for the same six month period last year. The increase in selling, general and administrative expenses, as a percent of net sales, was primarily due to increased expenses from the seven new retail sales centers added during the fourth quarter of 1998.

     Other income for second quarter 1999 was $221,393 of which $42,320 was from interest on short term iasestments and $173,392 represented undistributed earnings from the Company's financing joint venture, Nobility 21. For the second quarter of 1998 other income was $99,383. For the six months of 1999 other income was $298,767 of which $94,618 was from interest on short term investments and $194,985 was undistributed earnings from Nobility 21. For the same six month period last year other income was $192,236.

     As a result of the factors discussed above, net income for the second quarter of 1999 was $896,217 or $.18 per share, compared to $1,008,345 or $.20 per share in the second quarter of 1998. For the six months ended May 1, 1999 net income was $1,614,462 or $.33 per share, compared to $1,808,657 or $.36 per share as of May 2, 1998. Earnings per share for 1998 has been restated to reflect a 10% stock dividend paid on February 19, 1999.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents were $5,047,612 on May 1, 1999 compared to $5,891,994 as of October 31, 1998. Working capital increased to $14,157,182 at
May 1, 1999 from $13,141,414 at October 31, 1998.   Inventories increased to
$11,373,424 in the second quarter of 1999 from $10,391,340 at October 31, 1998.
The increased in inventory was due to the additional number of homes manufactured in the first and second quarter of 1999 for the new retail sales centers added in fourth quarter of 1998.

     The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $4.0 million. A second revolving line of credit agreement with another bank provides for borrowings up to $1.5 million. These two agreements provide the Company with an additional $5.5 million of working capital for use in connection with its overall operations. At May 1, 1999, there were no borrowings outstanding under either of these agreements.

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

Forward Looking Statements
--------------------------

     Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, changes in market demand, adverse weather condi-tions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

Year 2000 Issue
---------------

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

     The total pretax costs incurred to date in connection with the Year 2000 Issue have not materially impacted the Company's operating results and manage-ment believes that future costs of compliance, likewise, will not be material.

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



Item 1.   There were no reportable events for Item 1 through Item 5

Item 6.   Exhibits

          Exhibit 27        Financial Data Schedule





                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NOBILITY HOMES, INC.


DATE:         June 14, 1999                  By:   /s/ Terry E. Trexler
                                                --------------------------------
                                                 Terry E. Trexler, Chairman,
                                                 President and Chief
                                                 Executive Officer


DATE:         June 14, 1999                  By:  /s/ Thomas W. Trexler
                                                --------------------------------
                                                 Thomas W. Trexler, Executive
                                                 Vice President, Chief Financial
                                                 Officer



DATE:         June 14, 1999                  By:  /s/ Lynn J. Cramer, Jr.
                                                --------------------------------
                                                 Lynn J. Cramer, Jr., Treasurer
                                                 and Principal Accounting
                                                 Officer