Form 10-Q
period 1999-07-31
NOBILITY HOMES INC
filed 1999-09-14
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly period ended July 31, 1999

                          Commission File number 0-6506


                              NOBILITY HOMES, INC.
             (Exact name of registrant as specified in its charter)

                Florida                                        59-1166102
      (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

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


The number of shares outstanding of each of the issuer's classes of common equity as of September 14, 1999 was 4,790,591.

                              NOBILITY HOMES, INC.

                                      INDEX
                                                                         Page
                                                                        Number

PART I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets as of July 31, 1999
               and October 31, 1998                                        3

              Consolidated Statements of Income for the three and
               nine months ended July 31, 1999 and August 1, 199           4

              Consolidated Statements of Cash Flows for the three and
               nine months ended July 31, 1999 and August 1, 1998          5

              Notes to Consolidated Financial Statements                   6

Item 2.       Management's Discussion and Analysis of Results
               of Operations and Financial Conditions                      8

PART II.      Other Information and Signatures                            11

Item 6.       Exhibits

                          PART I. FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   July 31, 1999         October 31, 1998
                                                                                ------------------       ----------------
                                                                                    (Unaudited)
ASSETS

Current Assets:
      Cash and cash equivalents                                                    $  5,410,153           $  5,891,994
      Accounts receivable                                                               662,042                535,615
      Inventories                                                                    10,398,517             10,391,340
      Deferred income taxes                                                             127,000                127,000
      Prepaid expenses and other current assets                                         266,659                324,928
                                                                                    -----------            -----------

           Total current assets                                                      16,864,371             17,270,877

Property, plant and equipment, net                                                    2,014,400              2,037,140
Investment in joint venture - Nobility 21                                               796,577                428,938
Deferred income taxes - noncurrent                                                      720,200                720,200
Other assets                                                                          2,250,007              2,346,051
                                                                                    -----------            -----------

           Total assets                                                            $ 22,645,555           $ 22,803,206
                                                                                    ===========            ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                             $    997,065           $  1,836,608
      Accrued expenses and other current liabilities                                  1,220,676              1,367,916
      Accrued compensation                                                              261,485                583,889
      Income taxes payable                                                               46,050                341,050
                                                                                    -----------            -----------

           Total current liabilities                                                  2,525,276              4,129,463
                                                                                    -----------            -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                       -                      -
     Common stock, $.10 par value, 10,000,000
          shares authorized; 5,364,907 and 4,922,087
          shares issued in 1999 and 1998, respectively                                  536,491                492,209
     Additional paid in capital                                                       8,629,146              2,197,185
     Retained earnings                                                               13,815,394             18,225,666
     Less treasury stock at cost, 574,316 and
          465,836 shares in 1999 and 1998, respectively                              (2,860,752)            (2,241,317)
                                                                                    -----------            -----------

           Total stockholders' equity                                                20,120,279             18,673,743
                                                                                    -----------            -----------

           Total liabilities and stockholders' equity                              $ 22,645,555           $ 22,803,206
                                                                                    ===========            ===========

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                     Three Months Ended                    Nine Months Ended
                                                                 July 31,           August 1,          July 31,         August 1,
                                                                   1999               1998               1999             1998
                                                                 --------           ---------          --------         ---------

Net sales                                                     $  9,424,872       $ 11,403,117      $  30,372,033      $  33,269,675
Net sales - related parties                                              -             94,005             85,575            157,915
                                                               -----------        -----------       ------------       ------------

      Total net sales                                            9,424,872         11,497,122         30,457,608         33,427,590

Cost of goods sold                                              (7,133,791)        (8,276,954)       (22,283,408)       (24,457,559)
                                                               -----------        -----------       ------------       ------------

      Gross profit                                               2,291,081          3,220,168          8,174,200          8,970,031

Selling, general and administrative expenses                    (1,735,349)        (1,687,594)        (5,329,773)        (4,694,036)

Revaluation adjustment of goodwill                                 (78,566)                 -            (78,566)                -

      Operating income                                             477,166          1,532,574          2,765,861          4,275,995
                                                               -----------        -----------       ------------       ------------

Other income:
    Interest income                                                 52,828             77,337            147,446            213,982
    Undistributed earnings in joint venture -
      Nobility 21                                                  172,654             32,236            367,639             80,058
    Miscellaneous                                                   19,859             34,655             29,023             42,424
                                                               -----------        -----------       ------------       ------------
                                                                   245,341            144,228            544,108            336,464
                                                               -----------        -----------       ------------       ------------

Income before provision for income taxes                           722,507          1,676,802          3,309,969          4,612,459

Provision for income taxes                                        (271,000)          (644,000)        (1,244,000)        (1,771,000)
                                                               -----------        -----------       ------------       ------------

      Net income                                              $    451,507       $  1,032,802      $   2,065,969      $   2,841,459
                                                               ===========        ===========       ============       ============

Weighted average shares outstanding (1)
    Basic                                                        4,805,684          4,899,051          4,839,059          4,899,051
    Diluted                                                      4,806,904          5,015,131          4,885,862          4,987,153

Earnings per share (1)
    Basic                                                     $        .09       $        .21      $         .43      $         .58
    Diluted                                                          $ .09              $ .21              $ .42              $ .57

(1)  Restated to reflect 10% stock dividend paid on February 19, 1999

                                             NOBILITY HOMES, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                     Nine Months Ended
                                                                                July 31,           August 1,
                                                                                  1999                1998
                                                                            -----------------   -----------------

Cash flows from operating activities:
    Net income                                                                $  2,065,969        $  2,841,459

    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                              264,335             153,743
        Undistributed earnings in joint venture - Nobility 21                     (367,639)            (80,058)
        (Increase) decrease in:
           Accounts receivable                                                    (126,427)         (1,010,861)
           Inventories                                                              (7,177)              9,660
           Prepaid expenses and other current assets                                58,269             (72,845)
        Increase (decrease) in:
           Accounts payable                                                       (839,543)           (486,325)
           Accrued expenses and other current liabilities                         (147,240)            708,551
           Accrued compensation                                                   (322,404)            (54,021)
           Income taxes payable                                                   (295,000)           (101,929)
                                                                               -----------         -----------

    Net cash provided by operating activities                                      283,143           1,907,374
                                                                               -----------         -----------

Cash flows from investing activities:
    Increase in receivable from officer for life insurance premiuns                (18,423)                  -
    Purchase of equipment                                                         (127,126)           (603,723)
                                                                               -----------         -----------

Cash flows from financing activities:
    Purchase of treasury stock                                                    (619,435)                  -
                                                                               -----------         -----------

(Decrease) Increase in cash and cash equivalents                                  (481,841)          1,303,651

Cash and cash equivalents at beginning of year                                   5,891,994           6,293,924
                                                                               -----------         -----------

Cash and cash equivalents at end of quarter                                   $  5,410,153        $  7,597,575
                                                                               ===========         ===========

Supplemental disclosure of cash flow information

    Income taxes paid                                                         $  1,685,000        $  1,891,000
                                                                               ===========         ===========

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended July 31, 1999 are not necessarily indicative of the results of the full fiscal year.

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

2.   Inventories
     -----------

     Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at July 31, 1999 and October 31, 1998 are summarized as follows:

                                                                    July 31,            October 31,
                                                                      1999                  1998
                                                                    --------            -----------

                   Raw Materials                                 $    640,622          $    587,057
                   Work-in-process                                     89,650               101,268
                   Finished homes                                   8,538,452             8,525,402
                   Pre-owned manufactured homes                       543,707               621,017
                   Model home furniture and other                     586,086               556,596
                                                                  -----------           -----------
                                                                 $ 10,398,517          $ 10,391,340
                                                                  ===========           ===========


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

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


                                                    Three Months Ended                  Nine Months Ended
                                                  July 31,         August 1,        July 31,         August 1,
                                                   1999              1998             1999              1998

     Net Income                                 $   451,507       $ 1,032,802      $ 2,065,969       $ 2,841,459
                                                 ==========        ==========       ==========        ==========

     Weighted average shares outstanding:
          Basic                                   4,805,684         4,899,051        4,839,059         4,899,051
          Add:  common stock equivalents              1,220           116,080           46,803            88,102
                                                 ----------        ----------       ----------        ----------

          Diluted                                 4,806,904         5,015,131        4,885,862         4,987,153
                                                 ==========        ==========       ==========        =========

     Earnings per share:
          Basic                                 $      0.09       $      0.21      $      0.43       $      0.58
                                                 ==========        ==========       ==========        ==========
          Diluted                               $      0.09       $      0.21      $      0.42       $      0.57
                                                 ==========        ==========       ==========        ==========


4.   Stock Split
     -----------

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


5.   Stock Dividend
     --------------

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

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

     Net sales for the three months ended July 31, 1999 decreased 18.0 percent to $9,424,872 from $11,497,122 for the same period last year. Net sales for the nine months also decreased 8.9 percent to $30,457,608 from $33,427,590 a year ago. Sales at the Company's Prestige Home Centers for the third quarter of 1999 decreased 8.6 percent to $8,610,495 compared to $9,427,051 for the three months ended August 1, 1998. Sales during the nine month period increased 4.7 percent to $28,035,847 as compared to $26,766,694 a year ago. Sales to outside dealers in the third quarter of 1999 decreased approximately $1.2 million for the three months and $4.3 million for the nine months as compared to the same periods of 1998. The decline in sales is attributable in large part to increased competition caused by the industry's excess inventory at the retail level.

     Gross profit, as a percentage of net sales, decreased to 24.3 percent in the third quarter of 1999 from 28.0 percent for the same period last year. The decrease in gross profit was primarily a result of a decline in the Company's outside dealer sales. Gross profit, as percentage of net sales, for the same nine month periods of 1999 and 1998 was 26.8 percent.

     Selling, general and administrative expenses, as a percentage of net sales, increased to 18.4 percent in the third quarter of 1999 from 14.7 percent for the third quarter last year. For the nine months selling, general and administrative expenses, as percentage of net sales, increased to 17.5 percent from 14.0 percent for the same nine month period last year. The increase in selling, general and administrative expenses, as a percent of net sales, was primarily due to increased expenses from the seven new retail sales centers added during the fourth quarter of 1998.

     During the quarter the Company reevaluated goodwill in the amount of $78,566 in connection with the closing of one recently acquired under performing retail sales center.

     Other income for third quarter 1999 was $245,341 of which $52,828 was from interest on short term investments and $172,654 represented undistributed earnings from the Company's financing joint venture, Nobility 21. For the third quarter of 1998 other income was $144,228. For the nine months of 1999 other income was $544,108 of which $147,446 was from interest on short term invest-ments and $367,639 was undistributed earnings from Nobility 21. For the same nine month period last year other income was $336,464.

     As a result of the factors discussed above, net income for the third quarter of 1999 was $451,507 or $.09 per share, compared to $1,032,802 or $.21 per share in the third quarter of 1998. For the nine months ended July 31, 1999 net income was $2,065,969 or $.42 per share, compared to $2,841,459 or $.57 per share as of August 1, 1998. Earnings per share for 1998 has been restated to reflect a 10% stock dividend paid on February 19, 1999.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents were $5,410,153 on July 31, 1999 compared to $5,891,994 as of October 31, 1998. Working capital increased to $14,339,095 at
July 31, 1999 from $13,141,414 at October 31, 1998.   Inventories decreased to
$10,398,517 in the third quarter of 1999 from $11,373,424 in the second quarter of 1999.

     The Company maintains a revolving line of credit with a major bank providing for borrowings up to $4.0 million. A second revolving line of credit with another bank provides for borrowings up to $1.5 million. These two lines of credit provide the Company with an additional $5.5 million of working capital for use in connection with its overall operations. At July 31, 1999, there were no borrowings outstanding under either of these lines.

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

     During the fourth quarter we anticipate continued pressure on both sales and earnings resulting from the very competitive market caused by the industry's excess inventory. This excess inventory has developed primarily from industry growth of new retail locations that has outpaced consumer demand.

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

     The Company has developed plans to address its possible exposures related to the impact of the Year 2000 Issue on its operations. These plans were implemented primarily with the use of internal resources. The Company has assessed (i) the equipment in its manufacturing operations that contains micro-processors or relies on software, and (ii) the Company's internal systems. The Company has determined that its manufacturing equipment does not have a Year 2000 Issue.

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

     The total pretax costs incurred to date in connection with the Year 2000 Issue have not materially impacted the Company's operating results and management believes that future costs of compliance, likewise, will not be material.

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

                                               NOBILITY HOMES, INC.


DATE:         September 14, 1999               By:  /s/ Terry E. Trexler
                                                  ------------------------------
                                                  Terry E. Trexler, Chairman,
                                                  President and Chief
                                                  Executive Officer


DATE:         September 14, 1999               By:  /s/ Thomas W. Trexler
                                                  ------------------------------
                                                  Thomas W. Trexler, Executive
                                                  Vice President, Chief
                                                  Financial Officer



DATE:         September 14, 1999               By:  /s/ Lynn J. Cramer, Jr.
                                                  ------------------------------
                                                  Lynn J. Cramer, Jr., Treasurer
                                                  and Principal Accounting
                                                  Officer