Form 10-K
period 1999-11-06
NOBILITY HOMES INC
filed 2000-02-04
CIK 72205

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   Annual Report Under Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                   For the fiscal year ended November 6, 1999

                          Commission file number 0-6506

                              NOBILITY HOMES, INC.
                         (Name of issuer in its charter)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     State the aggregate market value of the voting stock held by non-affiliates of the registrant on January 24, 2000, computed by reference to the average high and low prices on that date: $11,710,130

(APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 24, 2000: 4,731,838 shares of common stock

      DOCUMENTS INCORPORATED BY REFERENCE                Incorporated at
      -----------------------------------                ---------------

Nobility Homes, Inc. Proxy Statement for the 2000        Part III, Items 10,
Annual Meeting of Shareholders                           11, 12 and 13

                                     PART I

Item 1.  Description of Business
------   -----------------------

     Nobility Homes, Inc. (the "Registrant or the "Company"), a corporation organized under the laws of Florida in 1967, designs, manufactures and sells a broad line of manufactured homes through a network of retail sales centers throughout north and central Florida. The Registrant also sells its manufactured homes on a wholesale basis to manufactured home dealers and manufactured home parks.

Manufactured Homes
------------------

     Homes manufactured by the Registrant are available in approximately 100 active models, ranging in size from 636 to 2,153 square feet, and contain from one to five bedrooms. The Registrant's manufactured homes are available in single-wide widths of 14 and 16 feet ranging from 48 to 72 feet in length, double-wide widths of 24, 26, 28 and 32 feet ranging from 36 to 76 feet in length and triple-wide widths of 36, 38 and 42 feet ranging from 44 to 68 feet in length. Four new "Special Edition" homes were introduced in fiscal 1999 as a result of the success of the Company's 30th anniversary model sold in fiscal 1997. The Registrant's homes are sold under the trade names "Kingswood," "Richwood," "Springwood," "Tropic Isle," "Regency Manor," "Regency Manor Special," and "Tropic Manor."

     The homes are sold primarily as unfurnished dwellings ready for permanent occupancy. Interiors are designed and color coordinated in a range of decors. Depending on the size of the unit and quality of appliances and other appoint-ments, retail prices for the Registrant's homes typically range from approxi-mately $14,000 to $60,000. Most of the prices of the Registrant's homes are considered by it to be within the low to medium price range of the industry.

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

     The Registrant's two manufacturing plants operated at an average of approximately 35% of their single shift capacity in fiscal 1999, representing a reduction of approximately 20% from fiscal 1998.

     The Registrant generally does not manufacture its homes to be held by it as inventory (except for model home inventory of its retail network subsidiary, Prestige Home Centers, Inc.), but, rather, manufactures its homes after receipt of orders. Although the Registrant attempts to maintain a consistent level of production of homes throughout the fiscal year, seasonal fluctuations do occur, with sales of homes generally lower during the first fiscal quarter due to the holiday season.

     The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product. The homes produced by the Registrant are delivered by outside trucking companies. The Registrant estimates that it can compete effectively within a range of approximately 350 miles from its manufacturing plants. During the last three fiscal years, substantially all of the Registrant's sales were made in Florida.

Retail Sales
------------

     Prestige Home Centers, Inc. ("Prestige") operates 19 retail lots in north and central Florida. Its principal executive offices are located at the Registrant's headquarters in Ocala, Florida.

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

     In fiscal 1997, the Registrant entered into a joint venture agreement with 21st Century Mortgage Corporation to provide financing to retail customers purchasing the Registrant's manufactured homes from Prestige. Additionally, financing for home purchases is provided by nine other independent sources that specialize in manufactured housing lending and numerous banks which finance manufactured home purchases. Prestige is not required to sign any recourse agreements with any of these retail financing sources, nor does Prestige itself finance customers' new home purchases.

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

     Prestige also provides, through its wholly-owned subsidiary, Prestige Insurance Services, Inc., an independent insurance agent, credit life, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes. Prestige Insurance Services, Inc. receives a commission on the insurance premium collected at the time an insurance policy is written and in future years if the homeowner renews the policy. Its revenues were approxi-mately $356,000, $241,000 and $34,000 in fiscal 1999, 1998 and 1997, respectively.

Sales to Independent Dealers and Manufactured Home Communities
--------------------------------------------------------------

     The Registrant currently sells its homes on a wholesale basis exclusively through 4 full-time salespersons to approximately 35 independent dealers. The Registrant attempts continuously to seek new dealers in the areas in which it operates as there is ongoing turnover in the dealers with which it deals at any one time, especially with manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of the Registrant's dealers other than its subsidiary, Prestige, are independent dealers that sell products produced by several manufacturers. No one dealer accounted for more than 10% of the Registrant's total sales in fiscal 1999.

     Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a "floor plan" basis whereby the financial institution obtains a security interest in all or part of the dealer's manufactured home inventory. The Registrant, upon request of the lending institution, enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer's default, the Registrant will, at the lender's request, repurchase the home provided that the Registrant's liability will not exceed the manufacturer's invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within one year after a home is sold to the dealer, and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale. Generally, repurchase is conditioned upon the dealer's insolvency. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. The Registrant was not required to repurchase any homes during fiscal 1999, 1998 or 1997. For additional information, see Note 14 of "Notes to Consolidated Financial Statements." The Registrant does not finance retail sales of new homes for customers of its independent dealers.

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

     The Registrant offers a quarterly or yearly volume bonus award to those dealers who purchase homes from the Registrant in excess of certain specified dollar amounts during a specified period. As an additional dealer incentive, the Registrant may assume certain floor plan financing costs for a specified number of days for dealers who carry in excess of a specified level of the Registrant's inventory. During fiscal 1999, 1998 and 1997, the Registrant reimbursed dealers other than TLT $114,000, $276,000 and $152,000, respectively, as volume bonus awards and for floor plan financing charges under the programs described above.

Regulation
----------

     The manufacture, distribution and sale of homes is subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development ("HUD") has adopted national construction and safety standards that have priority over existing state standards. Compliance with these standards involves approval by a HUD approved engineering firm of engineering plans and specifications on all models. HUD's standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. In 1994, HUD regulations took effect which require that manufactured homes be constructed to more stringent wind load and thermal standards.

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

Competition
-----------

     The manufactured home industry is highly competitive. The initial invest-ment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry in the business vary from state to state. The bond requirement for Florida is $50,000. The Registrant competes directly with other manufacturers, some of which are considerably larger than it and possess greater financial resources. Based on number of units sold, the Registrant ranks 6th in the state of Florida out of the top 45 manufacturers selling manufactured homes in the state; however, the Registrant estimates that of those 45 manufacturers approximately 15 manufacture homes of the same type as the Registrant and compete in the same market area. The Registrant believes that it is generally competitive with most of those manufacturers in terms of price, service, warranty and product performance.

     According to statistics compiled by Statistical Surveys, Inc. from records on file with the State of Florida, Prestige has been the largest retail dealer of multi-section manufactured homes in Florida since 1994, based on number of home sales.

Employees
---------

     As of January 2, 2000, the Registrant had 177 full-time employees, including 71 employed by Prestige. Approximately 84 employees are factory personnel compared to approximately 140 in such positions a year ago, and 93 are in management, administrative, supervisory, sales and clerical positions (including 64 management and sales personnel employed by Prestige) compared to approximately 101 a year ago. In addition, the Registrant employs part-time employees when necessary.

     The Registrant makes a contribution toward employees' group health and life insurance. The Registrant, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.

Item 2.  Properties
-------  ----------

     As of November 6, 1999, two manufacturing plants were owned and operated by the Registrant as follows:

                                                             Depreciated Cost of
                                     Approximate             Plant and Property
    Location                            Size                 at November 6, 1999
    --------                         -----------             -------------------

Belleview, Florida                  33,500 sq. ft.                 $150,211
Ocala, Florida(1)                   72,000 sq. ft.                  542,409

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


Item 3.  Pending Legal Proceedings
------   -------------------------

     Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, any related liabilities that might arise would be covered under terms of the Company's liability insurance policies or would not have a material adverse impact on the Company's results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     None

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
------  ------------------------------------------------------------------------

     The Registrant's Common Stock is listed on the Nasdaq National Market under the symbol NOBH. The following table shows the range of high and low sales prices for the Common Stock for each fiscal quarter of 1999 and 1998.


                                          Fiscal Year End (1)
                     -----------------------------------------------------------
Fiscal                      November 6, 1999               October 31, 1998
Quarter                   High             Low            High           Low

1st                      $12.63          $ 12.25         $11.67         $11.37
2nd                        9.00             8.50          15.11          14.55
3rd                        8.44             8.00          19.09          17.73
4th                        5.63             5.50          13.86          13.18

-------------------------------

(1) On February 19, 1999 a 10% stock dividend was paid and in February 20, 1998, a three-for-two stock split in the form of a 50% stock dividend was paid. Amounts in the table have been restated to give effect to these stock dividends.

     At January 15, 2000, the approximate number of record holders of Common Stock was 259 (not including individual participants in security position listings).

     The payment of cash dividends is within the discretion of the Registrant's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Registrant. During fiscal 1999, 1998 and 1997, no cash dividends were paid.


Item 6.  Selected Financial Data
------   -----------------------

     The following table sets forth Selected Financial Data for each of the Registrant's last five fiscal years. This information should be read in conjunction with the financial statements of the Company (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

                                                   Years Ended(1)
--------------------- --------------------------------------------------------------------------
                        November 6,   October 31,     November 1,     November 2,    November 4,
                          1999           1998            1997            1996           1995
                                        (In thousands except per share data)

Total net sales          $40,353        $44,830         $41,696        $36,455         $30,806
Income from
  operations               3,386          5,844           4,759          3,839           2,710
Other income               1,080            538             206             47           1,340
Net income                 2,792          3,941           3,038          2,395           2,957
Earnings per
  share(2)
   Basic                     .58            .81             .62            .49             .62
   Diluted                   .58            .79             .62            .49             .62

Total assets              17,781         22,803          18,941         14,871          12,896
Long term
  obligations                -0-            -0-             -0-            -0-             659
Stockholders'
  equity                  20,437         18,674          15,294         12,256           9,479
Cash dividends
  per common share           -0-            -0-             -0-            -0-             -0-

-----------------------------

(1) The Company's fiscal year ends on the first Saturday on or after October 31. The years ended November 6, 1999, November 2, 1996 and November 4, 1995 consisted of a fifty-three week period and the years ended October 31, 1998 and November 1, 1997 consisted of a fifty-two week period.

(2) On February 19, 1999 a 10% stock dividend was paid and on February 20, 1998, January 31, 1996 and August 16, 1996, three-for-two stock splits in the form of 50% stock dividends were paid to shareholders. Per share amounts in the table have been restated to give effect to these stock dividends.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   of Operations
         -----------------------------------------------------------------------

General
-------

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

     The Company continues to make sales to the retirement community market, which is made up of retirees from the north who move to Florida to enjoy its milder winters and who typically purchase homes to be located on sites leased from park communities that offer a variety of amenities. While a portion of the Company's sales in this market are made to communities owned by the Company's affiliate, TLT, the importance to the Company of the retirement market continues to diminish, as a focus of its efforts and in dollars and as a percentage of total sales.

     The Company sold 884 homes in fiscal 1999, of which 109 homes were sold to independent dealers, representing sales of $2,357,721, and 3 homes were sold to TLT communities, representing sales of $85,575. In fiscal 1998, the Company sold 1,262 homes, of which 334 homes were sold to independent dealers, representing sales of $7,259,901, and 8 homes were sold to TLT communities, representing sales of $195,622. In fiscal 1997, the Company sold 1,190 homes, of which 361 homes were sold to independent dealers, representing sales of $7,466,046, and 17 homes were sold to TLT communities, representing sales of $399,853. The balance of the Company's sales in fiscal 1999, 1998 and 1997, representing 95.1%, 82.0% and 81.1% of net sales, respectively, were made on a retail basis through Prestige's retail centers.

     The Company has a product line of approximately 100 active models. Market demand can fluctuate on a fairly short-term basis; however, the manufacturing process is such that the Company can alter its product mix relatively quickly in response to changes in the market. During fiscal 1999 and 1998, the Company`s product mix was positively affected by the "Special Edition" homes marketed by Prestige and by larger, more expensive multi-wide homes resulting from greater consumer confidence and the availability of varied types of financing at competitive rates. Many family buyers today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement community market.

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

     The Company through its wholly-owned subsidiary, Prestige Insurance Services, Inc., an independent insurance agency, offers credit life, homeowners and service warranty products to Prestige's retail customers.

     The year ended November 6, 1999 consisted of a fifty-three (53) week period while the years ended October 31, 1998 and November 1, 1997 consisted of a fifty-two (52) week period.

Results of Operations
---------------------

     Total net sales in fiscal year 1999 were $40,353,254 compared to $44,830,375 in 1998 and $41,696,447 in fiscal 1997. Net sales declined 9.9%
in fiscal 1999 as compared to increases of 7.5% in 1998 and 14.4% in 1997. The decline in sales revenue in 1999 was primarily due to approximately $5.0 million less sales to outside dealers, resulting in large part from increased competition. The increased sales revenue in fiscal 1998 was primarily due to the 6.8% increase in same store sales revenues at Prestige.

     Industry-wide shipments of multi-section manufactured homes measured in number of units improved slightly by 1.21% for the first ten months of 1999, verses an increase of 10.7% in 1998 and an increase of 7% in 1997. Shipments of single section homes declined approximately 13.9% in the first ten months of 1999 compared to a decrease of 4.0% for 1998 and a decrease of 18% in 1997. Combined industry shipments of multi-section and single section homes declined 4.72% in the first ten months of 1999 compared to an increase of 4.4% in 1998 and a decrease of 3% in 1997. In fiscal 1999, approximately 92% of the Company's home sales were multi-section homes. Florida combined industry shipments of multi-section home and single-section homes, in the first ten months of 1999 declined 10.8% compared to increases in 1998 of 7% and 1997 of 9%.

     Gross profit as a percentage of net sales was 26.1 % in fiscal 1999 compared to 27.0% in fiscal 1998 and 25.8% in 1997. The decrease in gross profit in fiscal 1999 was primarily a result of a decline in the Company's sales to independent dealers. The increase in gross profit in fiscal 1998 was due to increased gross margins at the retail sales centers, primarily from the mix of products sold and improved cost controls.

     Selling, general and administrative expenses as a percent of net sales, were 17.4% in fiscal 1999 compared to 13.9% in 1998 and 14.4% in 1997. The increase in fiscal 1999 selling, general and administrative expenses as a percent of net sales, was primarily due to increased expenses from the seven new retail sales centers added during the fourth quarter of 1998 and the expense associated with closing three retail sales centers. The decline in fiscal 1998 selling, general and administrative expenses as a percent of net sales, was primarily due to reduced general and administrative costs at the manufacturing plants, partially offset by increased overhead and start-up costs from the seven new retail sites added during the fourth quarter of fiscal 1998.

     During third and fourth quarters of fiscal year 1999 the Company made an impairment adjustment to goodwill in the amount of $154,000 in connection with the closing of two recently acquired, under performing retail sales centers.

     Other income for fiscal 1999 was $1,080,265 of which $208,834 was from interest on short term investments and $388,495 was from undistributed earnings from the Nobility 21 joint venture. In 1999 the Company received $400,000 payment from TLT Communities against $1,918,754 of advances that are non-interest bearing and have been fully reserved since 1991. Other income for fiscal 1998 was $537,730 of which $291,593 was from interest on short term investments and $165,914 was from undistributed earnings from the Nobility 21 joint venture. Other income for fiscal 1997 was $205,665 of which $118,336 was from interest on short term investments.

     As a result of the factors discussed above, earnings for fiscal 1999 were $2,791,540 or $.58 per share compared to $3,941,159 or $.79 per share for fiscal 1998 and $3,037,578 or $.62 per share for fiscal 1997.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents were $7,973,241 at November 6, 1999 compared to $5,891,994 at October 31, 1998. Working capital increased to $15,095,927 in fiscal 1999 compared to $13,141,414 in fiscal 1998. In fiscal years 1999 and 1998, the Company carried the entire inventory for the Prestige retail sales centers and did not incur third party floor plan financing expenses. Inventories decreased to $9,149,924 at fiscal year-end 1999 from $10,391,340 at fiscal year-end 1998.

     The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $4.0 million. At November 6, 1999 and October 31, 1998, there were no amounts outstanding under this agreement.

     In July 1997, the Company invested $250,000 in a joint venture with 21st Century Mortgage Corporation to provide additional mortgage financing services to the Company's retail sales centers. The Company generally does not have any additional capital contribution obligations with respect to the joint venture, except to the extent the joint venture may be required to invest in certain subordinated certificates issued in connection with an asset-backed security. No such investment is contemplated within the next 12 months. The Company received $386,000 in distributions from the joint venture in fiscal year 1999.

     In August 1998 the Company acquired six manufactured home retail sales centers located in the panhandle of Florida in an asset acquisition. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets have been recorded at their estimated fair market value at the date of acquisition, resulting in approximately $487,000 of goodwill, which is being amortized on a straight-line basis over 15 years. During fiscal year 1999 the Company closed two of the six retail sales centers for under-performance and made an impairment adjustment to goodwill in the amount of $154,000.

     Prestige closed one of its sales centers in Jacksonville, Florida in September 1999. A new retail sales center was opened in Yulee, Florida in August 1998. The cost of the land and land improvements was approximately $450,000.

     The Company acquired one additional existing manufactured home retail sales center in North Central Florida in March 1997 in an asset acquisition. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets have been recorded at their estimated fair value at the date of acquisition, resulting in approximately $37,000 of goodwill, which is being amortized on a straight-line basis over 15 years. Prestige closed one of its sales centers in Perry, Florida in January 1997.

     Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal 2000. Working capital requirements for the home inventory for new retail sales centers will be met with internal sources.

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

Year 2000 Issue
---------------

     Because many existing computer programs use only two digits to identify a year in the date field, it was anticipated that, as the century date change occurred, these programs might recognize the year 2000 as 1900, or not at all, resulting in many computer systems and applications failing or creating erroneous results.

     The Company's internal systems consist of its central operating and accounting systems, which handle the majority of its business transactions. The Company completed an assessment of its central operating and accounting systems which resulted in the identification of certain modifications necessary to bring these systems into year 2000 compliance. These modifications were made, primarily through the purchase of updated hardware and updated vendor-supplied software. To date the Company has not experienced any problems with its central operating or accounting systems, and the Company's manufacturing and retail operations, have not experienced any problems with major suppliers, customers or service providers. There can be no guarantee, however, that a year 2000 system failure will not occur in the Company's systems or in the systems of third parties with whom the Company deals.

Item 8.  Consolidated Financial Statements and Supplementary Data
------   --------------------------------------------------------

     Financial statements incorporated herein from the Registrant's 1999 Annual Report to Shareholders are attached as Exhibit 13 and are listed at Part IV,
Item 13(a), "Consolidated Financial Statements and Schedules."


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   Financial Disclosure
         ---------------------------------------------------------------

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

     Information concerning the directors of the Registrant is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 2000 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2000.

     The following table provides the names, ages and business experience for the past five years for each of the Executive Officers of the Registrant. Executive officers are each elected for one year terms.

Executive Officers
------------------

Terry E. Trexler (60)        Chairman of the Board and President of Registrant;
                             Mr. Trexler is also President of TLT; from April
                             1996 to March 1997, Mr. Trexler was a director of Citizens National Bank and its subsidiary, Citi-
                             Bancshares, Inc. and was Chairman of the Board of Citizens First Bancshares, Inc. and its subsidiary,
                             Citizens First Bank of Ocala prior to its acquisition in April 1996; Director of Nobility 21,
                             LLC since July 1997.

Thomas W. Trexler (36)       Executive Vice President and Chief Financial
                             Officer of the Registrant since December 1994 and a director of the Registrant since February 1993;
                             President of Prestige Insurance Services, Inc.
                             since August 1992; President of Prestige since June
                             1995 and Vice President from 1991 to June 1995;
                             director of Prestige and Vice President and director of TLT since September 1991; prior to September 1991, Mr. Trexler was Vice President of
                             NationsBank (formerly NCNB National Bank) in
                             Naples, Florida; Director of Nobility 21, LLC since
                             July 1997.

Edward C. Sims (53)          Vice President of Engineering of the Registrant.

Jean Etheredge (54)          Secretary of the Registrant.

Lynn J. Cramer, Jr. (54)     Treasurer of the Registrant.

     Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director of the Registrant, is the son of Terry E. Trexler, the Registrant's President and Chairman of the Board. There are no other family relationships between any directors or executive officers of the Registrant.

Item 11. Executive Compensation
-------  ----------------------

     Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 2000 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 2000 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2000.

Item 13. Certain Relationships and Related Transactions
-------  ----------------------------------------------

     Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from the Registrant's definitive proxy statement for the 1999 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

     (a) Consolidated Financial Statements and Schedules:

         Report of PricewaterhouseCoopers LLP

         Consolidated Balance Sheets at November 6, 1999 and October 31, 1998

         Consolidated Statements of Income for the Years Ended November 6, 1999, October 31, 1998 and November 1, 1997

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 6, 1999, October 31, 1998 and November 1, 1997

         Consolidated Statements of Cash Flows for the Years Ended November 6, 1999, October 31, 1998 and November 1, 1997

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

               (c) Revolving Credit Agreement dated June 7, 1996 with SunTrust Bank, North Central Florida (filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended November 2, 1996 and incorporated by reference herein).

         13. Consolidated Financial Statements from 1999 Annual Report to Shareholders.

         21.   Subsidiaries of Registrant.

         23.   Consent of PricewaterhouseCoopers LLP.

         27.   Financial Data Schedule.




----------------------
*  Management Remuneration Plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOBILITY HOMES, INC.

DATE:  February 2, 2000                By:/s/ Terry E. Trexler
                                          --------------------------------------
                                          Terry E. Trexler, Chairman, President
                                          and Chief Executive Officer


DATE:  February 2, 2000                By:/s/ Thomas W. Trexler
                                          --------------------------------------
                                          Thomas W. Trexler, Executive
                                          Vice President and
                                          Chief Financial Officer


DATE:  February 2, 2000                By:/s/ Lynn J. Cramer, Jr.
                                          --------------------------------------
                                          Lynn J. Cramer, Jr., Treasurer and
                                          Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:  February 2, 2000                   /s/ Terry E. Trexler
                                          --------------------------------------
                                          Terry E. Trexler, Director


DATE:  February 2, 2000                   /s/ Richard C. Barberie
                                          --------------------------------------
                                          Richard C. Barberie, Director


DATE:  February 2, 2000                   /s/ Robert Holliday
                                          --------------------------------------
                                          Robert Holliday, Director


DATE:  February 2, 2000                   /s/ Robert P. Saltsman
                                          --------------------------------------
                                          Robert P. Saltsman, Director


DATE:  February 2, 2000                   /s/ Thomas W. Trexler
                                          --------------------------------------
                                          Thomas W. Trexler, Director

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

               (c) Revolving Credit Agreement dated June 7, 1996 with SunTrust Bank, North Central Florida (filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended November 2, 1996 and incorporated by reference herein).

         13. Consolidated Financial Statements from 1999 Annual Report to Shareholders.

         21.   Subsidiaries of Registrant.

         23.   Consent of PricewaterhouseCoopers LLP.

         27.   Financial Data Schedule.



_____________________

*  Management Remuneration Plan.

Nobility Homes, Inc.
Consolidated Financial Statements
November 6, 1999 and October 31, 1998

              Report of Independent Certified Public Accountants


To the Board of Directors and
Stockholders of Nobility Homes, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Nobility Homes, Inc. and its subsidiaries (the "Company") at November 6, 1999 and October 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 6, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                             PricewaterhouseCoopers LLP

December 15, 1999

Nobility Homes, Inc.
Consolidated Balance Sheets
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------

                                                                                        1999                1998

Assets
Current assets:
    Cash and cash equivalents                                                      $  7,973,241        $  5,891,994
    Accounts receivable                                                                 167,764             535,615
    Inventories                                                                       9,149,924          10,391,340
    Deferred income taxes - current                                                     179,900             127,000
    Prepaid expenses and other current assets                                           310,642             324,928
                                                                                    -----------         -----------
        Total current assets                                                         17,781,471          17,270,877

Property, plant and equipment, net                                                    1,987,047           2,037,140
Investment in joint venture - Nobility 21                                               431,433             428,938
Deferred income taxes - noncurrent                                                      665,400             720,200
Other assets                                                                          2,256,984           2,346,051
                                                                                    -----------         -----------
        Total assets                                                               $ 23,122,335        $ 22,803,206
                                                                                    -----------         -----------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                               $  1,183,765        $  1,836,608
    Accrued expenses and other current liabilities                                      974,286           1,367,916
    Accrued compensation                                                                428,343             583,889
    Income taxes payable                                                                 99,150             341,050
                                                                                    -----------         -----------
        Total current liabilities                                                     2,685,544           4,129,463
                                                                                    -----------         -----------

Commitments and contingent liabilities (Note 14)                                              -                   -

Stockholders' equity:
    Preferred stock, $.10 par value, 500,000 shares authorized;
      none issued                                                                             -                   -
    Common stock, $.10 par value, 10,000,000 shares authorized;
      5,364,907 and 4,922,087 shares issued in 1999 and
      1998, respectively                                                                536,491             492,209
    Additional paid-in capital                                                        8,629,144           2,197,185
    Retained earnings                                                                14,540,965          18,225,666
    Less treasury stock at cost, 633,069 and 501,836 shares,
      respectively, in 1999 and 1998                                                 (3,269,809)         (2,241,317)
                                                                                    -----------         -----------
        Total stockholders' equity                                                   20,436,791          18,673,743
                                                                                    -----------         -----------
        Total liabilities and stockholders' equity                                 $ 23,122,335        $ 22,803,206
                                                                                    -----------         -----------

   The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.
Consolidated Statements of Income
For the Years Ended November 6, 1999, October 31, 1998 and November 1, 1997
--------------------------------------------------------------------------------

                                                                 1999                1998                1997

Net sales                                                   $  40,267,679       $  44,634,753       $  41,296,594
Net sales - related parties                                        85,575             195,622             399,853
                                                             ------------        ------------        ------------

      Total net sales                                          40,353,254          44,830,375          41,696,447
Cost of goods sold                                            (29,808,581)        (32,747,216)        (30,926,601)
                                                             ------------        ------------        ------------

      Gross profit                                             10,544,673          12,083,159          10,769,846

Selling, general and administrative expenses                   (7,004,398)         (6,238,730)         (6,010,933)

Impairment adjustment of goodwill (Note 2)                       (154,000)                  -                   -
                                                             ------------        ------------        ------------

      Operating income                                          3,386,275           5,844,429           4,758,913
                                                             ------------        ------------        ------------

Other income:
    Interest income                                               208,834             291,593             118,336
    Undistributed earnings in joint
      venture - Nobility 21                                       388,495             165,914              13,024
    Gain on recovery of TLT, Inc. note
      receivable (Note 3)                                         400,000                   -                   -
    Miscellaneous income                                           82,936              80,223              74,305
                                                             ------------        ------------        ------------

                                                                1,080,265             537,730             205,665
                                                             ------------        ------------        ------------

Income before provision for income taxes                        4,466,540           6,382,159           4,964,578

Provision for income taxes                                     (1,675,000)         (2,441,000)         (1,927,000)
                                                             ------------        ------------        ------------

      Net income                                            $   2,791,540       $   3,941,159       $   3,037,578
                                                             ------------        ------------        ------------

Average shares outstanding
    Basic                                                       4,819,823           4,894,542           4,899,051
    Diluted                                                     4,839,659           4,988,506           4,910,157

Earnings per share
    Basic                                                   $         .58       $         .81       $         .62
    Diluted                                                 $         .58       $         .79       $         .62


   The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended November 6, 1999, October 31, 1998 and November 1, 1997
--------------------------------------------------------------------------------

                                      Additional
                                        Common         Paid-in         Retained         Treasury
                                        Stock          Capital         Earnings          Stock            Total

Balance at November 2, 1996           $ 492,209      $ 2,197,185     $ 11,246,929     $ (1,680,067)   $ 12,256,256

    Net income                                -                -        3,037,578                -       3,037,578
                                       --------       ----------      -----------      -----------     -----------

Balance at November 1, 1997             492,209        2,197,185       14,284,507       (1,680,067)     15,293,834

    Purchase of treasury stock                -                -                -         (561,250)       (561,250)

    Net income                                -                -        3,941,159                -       3,941,159
                                       --------       ----------      -----------      -----------     -----------

Balance at October 31, 1998             492,209        2,197,185       18,225,666       (2,241,317)     18,673,743

    10% stock dividend                   44,282        6,431,959       (6,476,241)               -               -

    Purchase of treasury stock                -                -                -       (1,028,492)     (1,028,492)

    Net income                                -                -        2,791,540                -       2,791,540
                                       --------       ----------      -----------      -----------     -----------

Balance at November 6, 1999           $ 536,491      $ 8,629,144     $ 14,540,965     $ (3,269,809)   $ 20,436,791
                                       ========       ==========      ===========      ===========     ===========


   The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.
Consolidated Statements of Cash Flows
For the Years Ended November 6, 1999, October 31, 1998 and November 1, 1997
--------------------------------------------------------------------------------

                                                                          1999            1998             1997

Cash flows from operating activities:
    Net income                                                        $ 2,791,540     $ 3,941,159      $ 3,037,578
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                     276,986         216,836          174,375
        Impairment adjustment of goodwill                                 154,000               -                -
        Gain on recovery of TLT, Inc. note receivable                    (400,000)              -                -
        Deferred income taxes                                               1,900               -            5,400
        Undistributed earnings in joint venture - Nobility 21            (388,495)       (165,914)         (13,024)
        Distributions from joint venture - Nobility 21                    386,000               -                -
        Decrease (increase) in:
           Accounts receivable - trade                                    367,851        (149,596)         256,607
           Accounts receivable - related parties                                -               -          350,379
           Inventories                                                  1,241,416      (2,198,238)        (213,671)
           Prepaid expenses and other current assets                       14,286        (183,521)         260,859
        (Decrease) increase in:
           Accounts payable                                              (652,843)        243,628          224,812
           Accrued expenses and other current liabilities                (393,630)        323,730          144,443
           Accrued compensation                                          (155,546)        (22,762)         304,286
           Income taxes payable                                          (241,900)        (61,929)         358,873
                                                                       ----------      ----------       ----------

    Net cash provided by operating activities                           3,001,565       1,943,393        4,890,917
                                                                       ----------      ----------       ----------

Cash flows from investing activities:
    Purchase of property, plant and equipment                            (179,162)       (796,534)        (241,758)
    Acquisition of retail centers                                               -        (800,000)         (85,000)
    Investment in joint venture - Nobility 21                                   -               -         (250,000)
    Increase in cash surrender value of life insurance                    (92,689)       (149,000)         (49,444)
    Increase in receivable from officers for life
      insurance premiums                                                  (19,975)        (38,539)         (19,975)
                                                                       ----------      ----------       ----------

    Net cash used in investing activities                                (291,826)     (1,784,073)        (646,177)
                                                                       ----------      ----------       ----------

Cash flows from financing activities:
    Collection of TLT, Inc. note receivable                               400,000               -                -
    Purchase of treasury stock                                         (1,028,492)       (561,250)               -
                                                                       ----------      ----------       ----------

    Net cash used in financing activities                                (628,492)       (561,250)               -
                                                                       ----------      ----------       ----------

Increase (decrease) in cash and cash equivalents                        2,081,247        (401,930)       4,244,740

Cash and cash equivalents at beginning of year                          5,891,994       6,293,924        2,049,184
                                                                       ----------      ----------       ----------

Cash and cash equivalents at end of year                              $ 7,973,241     $ 5,891,994      $ 6,293,924
                                                                       ==========      ==========       ==========

Supplemental disclosure of cash flow information

    Interest paid                                                     $         -     $         -      $         -
                                                                       ==========      ==========       ==========

    Income taxes paid                                                 $ 1,915,000     $ 2,521,000      $ 1,612,500
                                                                       ==========      ==========       ==========

   The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------

1.   Reporting Entity and Significant Accounting Policies

     Description of Business and Principles of Consolidation
     The consolidated financial statements include the accounts of Nobility Homes, Inc. ("Nobility"), its wholly-owned subsidiary, Prestige Home Centers, Inc. ("Prestige") and Prestige's wholly-owned subsidiary, Prestige Insurance Services, Inc., an independent insurance agency (collectively the "Company"). The Company is engaged in the manufacture and sale of manufactured homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has two manufacturing plants located in and near Ocala, Florida. Prestige currently operates nineteen Florida retail sales centers in Ocala
     (3), Tallahassee, St. Augustine, Tampa, Chiefland (2), Lake City, Auburndale, Jacksonville, Hudson, Inverness, Fort Walton, Pace, Tavares, Panama City (2), and Yulee.

     All intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year
     The Company's fiscal year ends on the first Saturday on or after October
     31. The year ended November 6, 1999 consisted of a fifty-three week period and the years ended October 31, 1998 and November 1, 1997 consisted of a fifty-two week period.

     Cash and Cash Equivalents
     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of November 6, 1999 and October 31, 1998, approximately $4,581,000 and $2,405,000, respectively, of the cash and cash equivalents were held in the form of certificates of deposit and governmental securities.

     Inventories
     Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis.

     Property, Plant and Equipment
     Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Routine maintenance and repairs are charged to expense when incurred. Major replacements and improvements are capitalized. Gains or losses are credited or charged to earnings upon disposition.

     Investment in Joint Venture - Nobility 21
     The Company owns a 50% interest in a joint venture engaged in providing mortgage financing on manufactured homes. This investment is accounted for using the equity method of accounting.

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------

     Impairment of Long-Lived Assets
     In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

     Warranty Costs
     Estimated costs related to product warranties are accrued as the manufactured homes are sold and are included in accrued expenses in the accompanying consolidated financial statements.

     Fair Value of Financial Instruments
     The carrying amount of accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The fair value of the revolving line of credit and revolving credit agreement is assumed to approximate the recorded value because there have not been any significant changes in market conditions or specific circumstances since the instruments were originally recorded.

     Stock-Based Compensation
     The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation ("FAS 123"). FAS 123 established a fair value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. FAS 123 allows an entity to continue to measure compensation cost using the principles of APB 25 if certain pro forma disclosures are made. The Company adopted the provisions for the pro forma disclosure requirements of FAS 123.

     Revenue Recognition
     The Company recognizes revenue on the sale of a manufactured home when title transfers to an unrelated third party. Gross profit on sales of manufactured homes to certain related parties is deferred until the manufactured homes are sold to unrelated third parties, at which time the gross profit is recognized as earnings in the accompanying consolidated financial statements.

     Advertising
     Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $650,000, $530,000 and $710,000 for fiscal years 1999, 1998 and 1997, respectively.

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------

     Income Taxes
     Income taxes are provided using the liability method in accordance with SFAS 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and taxes bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Earnings Per Share
     These financial statements include "basic" and "diluted" earnings per share information for all periods presented. Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive common shares. The weighted-average number of shares used in calculating basic earnings per share were 4,819,823, 4,894,542 and 4,899,051, for fiscal years 1999, 1998 and 1997, respectively. In calculating diluted earnings per share, these amounts were adjusted to include dilutive common shares of 19,836, 93,964 and 11,106 for fiscal years 1999, 1998 and 1997, respectively. The Company's dilutive common shares consist of stock options. Earnings per share information for prior periods was restated to give effect to the Company's stock split and stock dividend as discussed in Note 13.

     Concentration of Credit Risk
     The Company's customers are concentrated in the State of Florida. No single customer accounted for over 10% of the Company's sales.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   Acquisitions

     On August 11, 1998, the Company acquired six manufactured home retail sales centers located in the panhandle of Florida in an asset acquisition. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets have been recorded at their estimated fair market value at the date of acquisition which resulted in approximately $487,000 of goodwill, which is being amortized on a straight-line basis over 15 years.

     The results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition.

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------

     The Company evaluated the recoverability of the goodwill recorded in connection with the six retail centers acquired during the fourth quarter of fiscal 1998. Since the acquisition, the Florida manufacturing industry trend has been slower than originally expected. Consequently, the Company closed two of the six retail centers in fiscal 1999. Accordingly, during fiscal 1999, the Company recorded an impairment loss of approximately $154,000.


3.   Related Party Transactions

     Receivable from Officers for Life Insurance Premiums
     The Company funds premiums for the President on two split-dollar life insurance policies with a face value of $1,000,000 and pays premiums for the Executive Vice President on a split-dollar life insurance policy with a face value of $1,200,000. These policies insure the President and the Executive Vice President and name their respective families as beneficiary. The cumulative premiums advanced under these arrangements amounted to $577,000 and $557,000 at November 6, 1999 and October 31, 1998,
     respectively. The advances are non-interest bearing. Net cash surrender value of approximately $848,000 and $773,000 at November 6, 1999 and October 31, 1998, respectively, was pledged to the Company as security for advances under this arrangement.

     Affiliated Entities
     TLT, Inc.
     The President, Chairman of the Board of Directors and 46% stockholder of the Company (the "President") owns 100% of the stock of TLT, Inc. TLT, Inc. is the general partner of three limited partnerships which are developing manufactured housing communities in Central and North Florida (the "TLT Communities"). The President owns between a 23% and a 100% direct and indirect interest in each of these limited partnerships. The TLT Communities purchased manufactured homes exclusively from the Company since 1990.

     The Company sells manufactured homes to unaffiliated customers under various terms which require payment between 15 and 180 days from the date of shipment. The Company charges the same sales price to both unaffiliated customers and related party customers. The Company defers the gross profit on sales to TLT Communities, a related party, until such time as the manufactured homes are sold to an unrelated retail buyer.

     The following summarizes the portion of the Company's net sales and deferred gross profit for the years ended November 6, 1999, October 31, 1998 and November 1, 1997 resulting from related party transactions:

                                   1999                        1998                          1997
                           Net           Deferred         Net         Deferred          Net         Deferred
                           Sales          Profit         Sales         Profit          Sales         Profit

TLT, Inc. and TLT
  Communities            $ 85,575        $     -      $ 195,622       $     -        $ 399,853      $ 19,279
                          =======         =======      ========        =======        ========       =======

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------

     Beginning in 1990, the Company made advances to TLT, Inc. to fund working capital needs of the TLT Communities in return for exclusive sales rights at these communities. At November 6, 1999 and October 31, 1998, the advances totaled approximately $1,519,000 and $1,919,000, respectively. These advances are non-interest bearing and have been fully reserved since 1991. No additional amounts have been advanced for working capital needs since 1993. In the fourth quarter of fiscal 1999, TLT paid $400,000 to the Company to reduce these outstanding advances. This amount collected has been recorded as gain on recovery of TLT, Inc.
     note receivable in the accompanying consolidated financial statements.

     The Company provides certain accounting services for TLT, Inc. and the TLT Communities at no charge in return for exclusive sales rights at these communities.

     The Company has a volume rebate program for all dealers which pays rebates based upon sales volume. Volume rebates are recorded as a reduction of sales in the accompanying financial statements. Volume rebates for the TLT Communities amounted to approximately $0, $2,000 and $8,000 in fiscal years 1999, 1998 and 1997, respectively.

     Investment in Joint Venture - Nobility 21
     During fiscal 1997, the Company contributed $250,000 for a 50% interest in a joint venture engaged in providing mortgage financing on manufactured homes. This investment is accounted for under the equity method of accounting.

     The following is summarized financial information of the Company's joint venture:

                                   1999              1998                1997

      Total Assets             $ 45,554,033      $ 27,714,748        $ 5,878,514
      Total Liabilities        $ 42,691,167      $ 26,956,872        $ 5,352,466
      Total Equity             $  862,866        $  757,876          $  526,048
      Net Income               $  776,990        $  231,827          $   42,996

     Distributions received from the joint venture amounted to $386,000 in 1999.

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------

4.   Inventories

     Inventories at November 6, 1999 and October 31, 1998 are summarized as follows:

                                                   1999                1998

         Raw materials                          $   571,151        $    587,057
         Work-in-process                            114,733             101,268
         Finished homes                           7,425,884           8,525,402
         Pre-owned manufactured homes               496,593             621,017
         Model home furniture                       541,563             556,596
                                                 ----------         -----------

                                                $ 9,149,924        $ 10,391,340
                                                 ----------         -----------

     The finished homes, pre-owned manufactured homes and model home furniture are maintained at the Prestige retail sales centers.


5.   Property, Plant and Equipment

     Property, plant and equipment along with their estimated useful lives and related accumulated depreciation as of November 6, 1999 and October 31, 1998 are summarized as follows:

                                                           Range
                                                          of Lives
                                                          in Years               1999               1998

         Land                                                  -             $   595,009       $   579,994
         Land and leasehold improvements                   10-20                 425,137           410,798
         Buildings and improvements                        15-40               1,555,988         1,518,168
         Machinery and equipment                            3-10                 728,812           678,277
         Furniture and fixtures                             3-10                 420,741           389,285
                                                                              ----------        ----------
                                                                               3,725,687         3,576,522
           Less accumulated depreciation                                      (1,738,640)       (1,539,382)
                                                                              ----------        ----------

                                                                             $ 1,987,047       $ 2,037,140
                                                                              ==========        ==========


     Depreciation expense totaled approximately $229,000, $177,000 and $158,000 for fiscal years 1999, 1998 and 1997, respectively.

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------

6.   Other Assets

     Other assets at November 6, 1999 and October 31, 1998 are comprised of the following:

                                                                              1999                1998

         Cash surrender value of life insurance                           $ 1,205,841         $ 1,113,151
         Receivable from officers for life insurance premiums                 577,049             557,074
         Goodwill, net                                                        474,094             675,826
                                                                           ----------          ----------

                                                                          $ 2,256,984         $ 2,346,051
                                                                           ==========          ==========


     The Company owns certain life insurance policies with a total face value of approximately $1,000,000. These policies insure the President of the Company and name the Company as beneficiary. The cash surrender value of the life insurance policies totaled approximately $1,200,000 at November 6, 1999.

     Goodwill represents costs in excess of the fair value of net assets of businesses acquired and is amortized using the straight-line method over 15 years. Amortization of goodwill totaled approximately $47,000, $40,000 and $16,000 for fiscal years 1999, 1998 and 1997, respectively.


7.   Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities at November 6, 1999 and October 31, 1998 are comprised of the following:

                                                  1999              1998

         Customer deposits                     $ 353,475       $   585,105
         Accrued sales taxes                     233,597           263,178
         Accrued warranty expense                165,000           165,000
         Other accrued expenses                  222,214           354,633
                                                --------          --------

                                               $ 974,286       $ 1,367,916
                                                ========        ==========

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------


8.   Income Taxes

     The provision for income taxes for the years ended November 6, 1999, October 31, 1998 and November 1, 1997 consists of the following:

                                                                1999              1998              1997

         Current tax expense:
           Federal                                           $ 1,445,700       $ 2,094,000       $ 1,669,600
           State                                                 227,400           347,000           252,000
                                                              ----------        ----------        ----------
                                                               1,673,100         2,441,000         1,921,600

         Deferred tax expense                                      1,900                 -             5,400
                                                              ----------        ----------        ----------

           Provision for income taxes                        $ 1,675,000       $ 2,441,000       $ 1,927,000
                                                              ----------        ----------        ----------


     The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended November 6, 1999, October 31, 1998 and November 1, 1997.

                                                              1999              1998              1997

         Provision - federal statutory tax rate              $ 1,519,000       $ 2,234,000       $ 1,688,000
         Increase (decrease) resulting from:
           State taxes, net of federal tax benefit               162,000           220,000           167,000
           Permanent differences:
             Other                                                (6,000)          (13,000)           72,000
                                                              ----------        ----------        ----------

           Provision for income taxes                        $ 1,675,000       $ 2,441,000       $ 1,927,000
                                                              ----------        ----------        ----------

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------


     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred tax assets and deferred tax liabilities are as follows (the amounts are shown net of tax):

                                                                                  1999              1998

         Gross deferred tax assets:
           Allowance for doubtful accounts                                      $ 571,500         $ 722,000
           Inventories                                                            117,800                 -
           Other assets                                                           127,300                 -
           Accrued expenses                                                             -            80,200
           Reserve for warranty expense                                            62,100            46,800
                                                                                 --------          --------
             Total deferred tax assets                                            878,700           849,000
                                                                                 --------          --------

         Gross deferred tax liabilities:
           Depreciation                                                           (33,400)           (1,800)
                                                                                 --------          --------

             Net deferred tax asset                                             $ 845,300         $ 847,200
                                                                                 --------          --------

     The Company believes that, based upon the consistent history of profitable operations, it is probable that the net deferred tax assets of $845,300 at November 6, 1999 will be realized on future tax returns, primarily from the generation of future taxable income.


9.   Financing Agreements

     Revolving Line of Credit
     On July 17, 1996, the Company entered into a revolving line of credit agreement ("line of credit") with a bank which provides for borrowings up to $1,500,000. The line of credit is payable on demand and provides for monthly interest on the outstanding balance at the 30-day LIBOR rate plus 2.25% (7.65% at November 6, 1999). The line of credit is due on demand and includes certain restrictive covenants relating to tangible net worth, minimum levels of working capital and acquiring new debt. The line of credit agreement expired in August 1999 and was not renewed by the Company.

     Revolving Credit Agreement
     The Company also maintains a revolving credit agreement (the "Agreement") with a bank which provides for borrowings up to $4,000,000. The Agreement expires on demand and provides for interest at the bank prime rate less 0.5% (7.75% at November 6, 1999) on the outstanding balance. The line of credit is due on demand and includes certain restrictive covenants relating to tangible net worth and acquiring new debt.

     The outstanding balance, if any, has been netted against cash and cash equivalents in the consolidated balance sheet due to the legal right of offset established by a cash management agreement with the bank.

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------

     There are no commitment fees or compensating balance arrangements associated with the line of credit or the Agreement. At November 6, 1999 and October 31, 1998, there were no borrowings outstanding under either credit facility.


10.  Stockholders' Equity

     Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock.

     Treasury stock is recorded at cost and is presented as a reduction of stockholders' equity in the accompanying consolidated financial statements. The Company repurchased 131,233 and 36,000 shares of its common stock during fiscal years 1999 and 1998, respectively. These shares were acquired for general corporate needs.


11.  Stock Option Plan

     In September 1996, the Company's Board of Directors adopted a stock incentive plan (the "Plan"), approved by the Shareholders on February 28, 1997, which authorizes the issuance of options to purchase common stock. The Plan provides for the granting of options for the purchase of up to 450,000 shares of common stock to key employees and non-employee directors at a price not less than 100% of the fair market value of the underlying shares at the date of grant. The options granted in fiscal year 1996 are exercisable after one or more years and expire no later than ten years from the date of grant or upon termination of employment, retirement or death. The options granted in fiscal year 1997 are exercisable after one or more years and expire no later than six years from the date of grant or upon termination of employment, retirement or death. Options available for future grant were 245,660 at November 6, 1999 and 262,500 at October 31, 1998 and November 1, 1997. Options were held by 30 persons at November 6, 1999.

     In December 1998, the Company granted 13,090 options to key employees. These options are exercisable in one or more years and expire in December 2004.

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------


     Information with respect to options granted at November 6, 1999 is as follows:

                                                             Stock        Weighted                   Weighted
                                                             Option        Average       Stock       Average
                                            Number of        Price        Exercise      Options      Exercise
                                             Shares          Range          Price      Exercisable    Price
                                            ---------        ------       ---------    -----------   --------

     Shares under option:
       Outstanding at November 2, 1996       165,000      $         8.03   $   8.03           -       $     -
                                            ---------      ------------     -------    -----------     ------

          Granted                             41,250                7.73       7.73           -             -
          Exercised                                -                   -          -           -             -
          Canceled                                 -                   -          -           -             -
                                            ---------      -------------    -------     -----------    ------
       Outstanding at November 1, 1997       206,250      $  7.73 - 8.03   $   7.97       33,000      $  8.03
                                            ---------      -------------    -------     -----------    ------

          Granted                             44,000               19.20      19.20            -            -
          Exercised                                -                   -          -            -            -
          Canceled                                 -                   -          -            -            -
                                            ---------      -------------    -------     -----------    ------
       Outstanding at October 31, 1998       250,250      $ 7.73 - 19.20   $   9.95       70,125      $  8.01
                                            ---------      ------------     -------     -----------    ------

          Granted                             13,090               12.81      12.81            -            -
          Exercised                                -                   -          -            -            -
          Canceled                           (44,000)              19.20      19.20            -            -
                                            ---------      ------------     -------     -----------    ------
       Outstanding at November 6, 1999       219,340      $ 7.73 - 12.81   $   8.26      109,313      $ 8.00
                                            ---------      ------------     -------     -----------    ------


The following table summarizes information about the Plan's stock options at November 6, 1999:

                                            Options Outstanding                   Options Exercisable
                                --------------------------------------------- -----------------------------

                                                  Weighted
                                                   Average        Weighted                      Weighted
                                                  Remaining        Average                       Average
                                   Shares        Contractual      Exercise        Shares        Exercise
     Range of exercise prices    Outstanding    Life (years)        Price      Outstanding        Price
    ------------------------------------------  --------------   ------------ ---------------  ------------

             $7.73                     41,250        3.8             $  7.73          10,313       $  7.73
             $8.03                    165,000        6.8             $  8.03          99,000       $  8.03
             $12.81                    13,090        4.8             $ 12.81               -       $     -
                                --------------
                                      219,340
                                ==============

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------

     The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by FAS 123, the Company's net income and earnings per share would have been as follows:

                                      1999            1998            1997

         Net income:
           As reported             $2,791,540      $3,941,159      $3,037,578
           Pro forma               $2,653,378      $3,850,663      $3,015,917

         Earnings per share:
           As reported                $   .58      $      .81      $      .62
           Pro forma                  $   .55      $      .79      $      .62


     The fair value of each option is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable period: dividend yield of 0% for all periods; risk-free interest rates of 4.56% - 5.86%, 4.68% - 4.74% and 6.41% -6.60% for fiscal years 1999, 1998 and 1997, respectively; a weighted average expected option term of 2-4 years for all periods; and a volatility factor of 45% for fiscal year 1999, 45% for fiscal year 1998 and 46% for fiscal year 1997.


12.  Employee Benefit Plan

     The Company has a defined contribution retirement plan (the "Plan") qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a matching contribution of 10% of an employee's contribution up to a maximum of 6% of an employee's compensation. The Company's contribution charged to operations was approximately $6,000, $28,000 and $18,000 in fiscal years 1999, 1998 and 1997, respectively.


13.  Stock Split and Stock Dividend

     On January 6, 1998, the Company declared a three-for-two stock split in the form of a stock dividend, payable on February 20, 1998 to stockholders of record as of January 30, 1998. Stockholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in-capital to common stock the par value of the 148,540 shares arising from the split.

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------


     On December 16, 1998, the Company declared a 10% stock dividend on its outstanding common stock, payable on February 19, 1999 to shareholders of record as of January 15, 1999. As a result of the stock dividend, 442,820 shares were issued during fiscal 1999.

     All references in the financial statements to share and per share amounts of the Company's common stock have been restated.

14.  Commitments and Contingent Liabilities

     Operating Leases
     The Company leases the property for the Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through November 2002. The Company also leases certain equipment under operating leases. Total lease expense amounted to approximately $651,000, $493,000 and $414,000 in fiscal years 1999, 1998 and 1997, respectively.

     Future minimum payments by year and in the aggregate, under the aforementioned leases and other noncancelable operating leases with initial or remaining terms in excess of one year, as of November 6, 1999 are as follows:

      Fiscal Year Ending

             2000                                   $ 131,000
             2001                                      48,000
             2002                                      48,000
             2003                                       2,000
             2004                                           -

     Repurchase Agreements
     The Company is contingently liable under terms of repurchase agreements covering dealer floor plan financing arrangements. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to dealers in the event of default on payments by the dealer to the dealer's financing source. The contingent liability under these agreements amounted to approximately $588,000, $575,000 and $2,097,000 at November 6, 1999, October 31, 1998 and November 1, 1997, respectively. The risk of loss is spread over numerous dealers and financing institutions and is further reduced by the resale value of any homes which may be repurchased. There were no homes repurchased in fiscal years 1999, 1998 or 1997.

     Other Contingent Liabilities
     Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
November 6, 1999 and October 31, 1998
--------------------------------------------------------------------------------


15.  Quarterly Financial Summary (Unaudited)

     Following is a summary of the unaudited interim results of operations for each quarter in the years ended November 6, 1999 and October 31, 1998.

                                               First             Second              Third            Fourth
Year ended November 6, 1999
    Net sales                               $ 10,106,902       $ 10,925,834       $ 9,424,872       $ 9,895,646
    Cost of goods sold                         7,312,538          7,837,079         7,133,791         7,525,173
    Net income                                   718,245            896,217           451,507           725,571
    Earnings per share
      Basic                                          .15                .18               .09               .15
      Diluted                                        .15                .18               .09               .15
    Composite stock price range:
      High                                  $      12.63       $       9.00       $      8.44       $      5.63
      Low                                   $      12.25       $       8.50       $      8.00       $      5.50
      Close                                 $      12.63       $       8.75       $      8.44       $      5.63

Year ended October 31, 1998
    Net sales                               $ 10,606,965       $ 11,324,503       $11,497,122       $11,401,785
    Cost of goods sold                         7,895,612          8,284,991         8,276,954         8,289,659
    Net income                                   800,315          1,008,345         1,032,802         1,099,697
    Earnings per share
      Basic                                          .16                .21               .21               .23
      Diluted                                        .16                .20               .21               .22
    Composite stock price range:
      High                                  $      11.67       $      15.11       $     19.09       $     13.86
      Low                                   $      11.37       $      14.55       $     17.73       $     13.18
      Close                                 $      11.37       $      15.00       $     17.73       $     13.64



     The Company historically records the increase in cash surrender value related to its life insurance policies on the Company's president during the fourth quarter. Accordingly, the Company recorded credits of $93,000, $149,000 and $49,000 in fiscal years 1999, 1998 and 1997, respectively, to insurance expense in the fourth quarter of the respective years.