Form 10-Q
period 2000-02-05
NOBILITY HOMES INC
filed 2000-03-10
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                 For the quarterly period ended February 5, 2000

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


The number of shares outstanding of each of the issuer's classes of common equity as of March 16, 2000 was 4,672,138.

                              NOBILITY HOMES, INC.
                                      INDEX
                                                                           Page
                                                                          Number

PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of February 5, 2000
         and November 6, 1999                                                 3

         Consolidated Statements of Income for the three months
         ended February 5, 2000 and January 30, 1949                          4

         Consolidated Statements of Cash Flows for three
         months ended February 5, 2000 and January 30, 1959                   5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Conditions                                  8

PART II. Other Information and Signatures                                    10

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits

                          PART I. FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 February 5, 2000       November 6, 1999
                                                                 ------------------    -------------------
ASSETS                                                              (Unaudited)

Current Assets:
      Cash and cash equivalents                                     $  7,511,478           $  7,973,241
      Accounts receivable - trade                                        493,228                167,764
      Inventories                                                      8,393,054              9,149,924
      Deferred income taxes                                              179,900                179,900
      Prepaid expenses and other current assets                          378,771                310,642
                                                                     -----------            -----------

           Total current assets                                       16,956,431             17,781,471

Property, plant and equipment, net                                     1,920,737              1,987,047
Investment in joint venture - Nobility 21                                558,464                431,433
Deferred income taxes - noncurrent                                       665,400                665,400
Other assets                                                           2,254,984              2,256,984
                                                                     -----------            -----------

           Total assets                                             $ 22,356,016           $ 23,122,335
                                                                     ===========            ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                              $    735,487           $  1,183,765
      Accrued expenses and other current liabilities                     530,559                974,286
      Accrued compensation                                               232,692                428,343
      Income taxes payable                                               347,150                 99,150
                                                                     -----------            -----------

           Total current liabilities                                   1,845,888              2,685,544
                                                                     -----------            -----------

Commitments and contingencies liabilities                                      -                      -

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                        -                      -
     Common stock, $.10 par value, 10,000,000
         shares authorized;  5,364,907 shares issued                     536,491                536,491
     Additional paid in capital                                        8,629,144              8,629,144
     Retained earnings                                                14,939,874             14,540,965
     Less treasury stock at cost, 692,769 and
          633,069 shares, respectively, in 2000 and 1999              (3,595,381)            (3,269,809)
                                                                     -----------            -----------

           Total stockholders' equity                                 20,510,128             20,436,791
                                                                     -----------            -----------

           Total liabilities and stockholders' equity               $ 22,356,016           $ 23,122,335
                                                                     ===========            ===========

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                               Three Months Ended
                                                                       February 5,           January 30,
                                                                          2000                   1999
                                                                   --------------------    -----------------

Net sales                                                              $ 6,130,268           $ 10,080,257
Net sales - related parties                                                 25,245                 26,645
                                                                        ----------            -----------

      Total net sales                                                    6,155,513             10,106,902

Cost of goods sold                                                      (4,671,316)            (7,312,538)
                                                                        ----------            -----------

      Gross profit                                                       1,484,197              2,794,364

Selling, general and administrative expenses                            (1,342,125)            (1,706,493)
                                                                        -----------           -----------

Impairment adjustment of goodwill                                          (18,000)                     -

      Operating income                                                     124,072              1,087,871
                                                                        ----------            -----------

Other income:
    Interest income                                                         81,398                 52,298
    Undistributed earnings in joint venture -  Nobility 21                 127,031                 21,592
    Gain on recovery of TLT, Inc. note receivable                          306,830                      -
    Miscellaneous income                                                     7,578                  3,484
                                                                        ----------            -----------
                                                                           522,837                 77,374
                                                                        ----------            -----------

Income before provision for income taxes                                   646,909              1,165,245

Provision for income taxes                                                (248,000)              (447,000)
                                                                        ----------            -----------

      Net income                                                       $   398,909           $    718,245
                                                                        ==========            ===========

Weighted average shares outstanding
    Basic                                                                4,695,685              4,863,039
    Diluted                                                              4,695,685              4,941,227

Earnings per share
    Basic                                                              $       .08           $        .15
    Diluted                                                            $       .08           $        .15

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                February 5,         January 30,
                                                                                   2000                1999
                                                                             -----------------     ---------------

Cash flows from operating activities:
    Net income                                                                 $   398,909         $    718,245

    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                               64,692               59,091
        Impairment adjustment of goodwill                                           18,134                    -
        Gain on recovery of TLT, Inc. note receivable                             (306,830)                   -
        Undistributed earnings in joint venture - Nobility 21                     (127,031)             (21,592)
        (Increase) decrease in:
           Accounts receivable - trade                                            (325,464)            (108,322)
           Inventories                                                             756,870             (882,466)
           Prepaid expenses and other current assets                               (68,129)             (30,338)
        Increase (decrease) in:
           Accounts payable                                                       (448,278)            (565,820)
           Accrued expenses and other current liabilities                         (443,727)            (560,288)
           Accrued compensation                                                   (195,651)            (240,482)
           Income taxes payable                                                    248,000              438,000
                                                                                ----------          -----------
    Net cash used in operating activities                                         (428,505)          (1,193,972)
                                                                                ----------          -----------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                      (29,046)             (73,498)
    Increase in receivable from officers for life insurance premiums               (25,000)                   -
                                                                                ----------          -----------

    Net cash used in investing activities                                          (54,046)             (73,498)
                                                                                ----------          -----------

Cash flows from financing activities:
    Purchase of treasury stock                                                    (325,572)             (24,804)
    Collection of TLT,Inc. note receivable                                         306,830                    -
    Other                                                                           39,530                    -
                                                                                ----------          -----------

    Net cash provided by (used in) financing activities                             20,788              (24,804)
                                                                                ----------          -----------

Decrease in cash and cash equivalents                                             (461,763)          (1,292,274)

Cash and cash equivalents at beginning of quarter                                7,973,241            5,891,994
                                                                                ----------          -----------

Cash and cash equivalents at end of quarter                                    $ 7,511,478         $  4,599,720
                                                                                ==========          ===========

Supplemental disclosure of cash flow information

    Income taxes paid                                                          $         -         $    155,000
                                                                                ==========          ===========

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended February 5, 2000 are not necessarily indicative of the results of the full fiscal year.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations governing Form 10-Q. The condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 6, 1999 Form 10-K Annual Report.

2.   Inventories
     -----------

     Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at February 5, 2000 and November 6, 1999 are summarized as follows:

                                              February 5,           November 6,
                                                 2000                  1999
                                             -------------         -------------

        Raw materials                        $   557,742            $   571,151
        Work-in-process                           91,826                114,733
        Finished homes                         6,792,902              7,425,884
        Pre-owned manufactured homes             449,155                496,593
        Model home furniture and other           501,429                541,563
                                              ----------             ----------
                                             $ 8,393,054            $ 9,149,924
                                              ==========             ==========

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


                                                       Three Months Ended
                                                    February 5,      January 30,
                                                       2000             1999
                                                   -------------    ------------

     Net income                                     $   398,909     $   718,245
                                                     ==========      ==========

     Weighted average shares outstanding:
          Basic                                       4,695,685       4,863,039
          Add:  common stock equivalents                      -          78,188
                                                     ----------      ----------

          Diluted                                     4,695,685       4,941,227
                                                     ==========      ==========

     Earnings per share:
          Basic and Diluted                         $      0.08     $      0.15
                                                     ==========      ==========




  3. Stock Dividend
     --------------

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

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

     Net sales in the first quarter of 2000 were $6,155,513 as compared to $10,106,902 for the first quarter of 1999. The decrease in sales for the first three months of 2000 was primarily due to a very competitive market caused by the industry's excess retail inventory. This excess inventory has developed from industry growth of new retail locations that has outpaced consumer demand. Tighter credit standards, increasing mortgage interest rates and managements decision not to discount homes just to

     Gross profit in the first quarter of 2000 as a percentage of net sales was 24.1 percent compared to 27.6 percent for the same period last year. The decrease in gross profit in the first quarter of 2000 was primarily due the lower sales volume at both the Nobility's manufacturing plants and Prestige retail sales centers.

     Selling, general and administrative expenses, as a percentage of net sales, was 21.8 percent in the first quarter of 2000 compared to 16.9 percent for the same period last year. The increase in first quarter of 2000 selling, general and administrative expenses as a percent of net sales was due to the
fixed overhead cost associated with the lower sales volume.   Selling, general
and administrative expenses declined approximately $364,000 in dollars, primarily due to the closing of four retail sal

     Other income for first quarter 2000 was $522,837 of which $81,398 was from interest on short term investments and $127,031 was undistributed earnings from the Company's financing joint venture, Nobility 21. Earnings from Nobility 21 increased versus a year ago first quarter due to the sale of loans in an asset backed securitazation which occurred during the first quarter 2000. The Company received a $306,830 payment from TLT Communities against $1,518,754 of advances that are non-interest bearing and have been fully reserved since 1991. This compares to $77,374 in the first quarter of fiscal 1999, of which $52,298 was from short term interest and $21,592 was undistributed earnings from Nobility 21. There was no payment from TLT communities during the first quarter of fiscal 1999.

     As a result of the factors discussed above, net income for the first quarter of 2000 was $398,909 or $.08 per share, compared to $718,245 or $.15 per share in the first quarter of 1999.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $7,511,478 at February 5, 2000 compared to $7,973,241 as of November 6, 1999. Working capital increased to $15,110,543 at
February 5, 2000 from $15,095,927 at November 6, 1999.   Inventories decreased
to $8,393,054 in the first quarter of 2000 from $9,149,924 at the fourth quarter of 1999, as a result of Prestige lowering the number of model homes in stock at their retail sales centers.

The Company repurchased 59,700 shares of its common stock in the open market during the first quarter of 2000 for $325,573.

The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $4.0 million. At February 5, 2000 and November 6, 1999, there were no amounts outstanding under this agreement.

Prestige closed one of its sales centers in Chiefland, Florida in November 1999 and made an impairment adjustment to goodwill in the amount of $18,143.

Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal year 2000. Working capital requirements for the home inventory for new and existing sales centers will be met with internal sources.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

Forward Looking Statements
--------------------------

     Certain statements in this report are forward-looking statements within the meaning of the of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, changes in mar

                    Part II. OTHER INFORMATION AND SIGNATURES



There were no reportable events for Item 1 through Item 3 and Item 5

Item 4.  Submission of Matters to a Vote of Security Holders.

a)  The Annual Meeting of the Shareholders was held on February 25, 2000

b) The vote to elect a board of five directors was as follows:


                                       For      Against    Abstain     Not Voted
                                       ---      -------    -------     ---------

         Terry E. Trexler           4,398,819       0      14,621      258,698

         Richard C. Barberie        4,397,439       0      16,001      258,698

         Robert P. Holliday         4,400,519       0      12,921      258,698

         Robert P. Saltsman         4,400,112       0      13,328      258,698

         Thomas W. Trexler          4,400,519       0      12,921      258,698


Item 6.  Exhibits

         Exhibit 27  Financial Data Schedule

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOBILITY HOMES, INC.


DATE:       March 8, 2000                 By:   /s/  Terry E. Trexler
                                             -----------------------------------
                                              Terry E. Trexler, Chairman,
                                              President and Chief
                                              Executive Officer


DATE:       March 8, 2000                 By:   /s/  Thomas W. Trexler
                                             -----------------------------------
                                              Thomas W. Trexler, Executive
                                              Vice President, Chief Financial
                                              Officer



DATE:       March 8, 2000                 By:   /s/  Lynn J. Cramer, Jr.
                                             -----------------------------------
                                              Lynn J. Cramer, Jr., Treasurer
                                              and Principal Accounting Officer