Form 10-Q
period 2000-05-06
NOBILITY HOMES INC
filed 2000-06-14
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended May 6, 2000

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


The number of shares outstanding of each of the issuer's classes of common equity as of June 12, 2000 was 4,657,938

                              NOBILITY HOMES, INC.
                                      INDEX
                                                                           Page
                                                                          Number

PART I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets as of May 6, 2000
              and November 6, 1999                                            3

              Consolidated Statements of Income for the
              three and six months ended May 6, 2000 and May 1, 1999          4

              Consolidated Statements of Cash Flows for the
              three and six months ended May 6, 2000 and May 1, 1999          5

              Notes to Consolidated Financial Statements                      6

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Conditions                             8

PART II.      Other Information and Signatures                               10

Item 6.       Exhibits

                          PART I. FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               May 6, 2000        November 6, 1999
                                                                               -----------        ----------------
ASSETS                                                                         (Unaudited)
------

Current Assets:
     Cash and cash equivalents                                                 $  8,467,079         $  7,973,241
     Accounts receivable                                                            353,838              167,764
     Inventories                                                                  8,211,592            9,149,924
     Deferred income taxes                                                          179,900              179,900
     Prepaid expenses and other current assets                                      394,126              310,642
                                                                                -----------          -----------

          Total current assets                                                   17,606,535           17,781,471

Property, plant and equipment, net                                                2,535,575            1,987,047
Investment in joint venture - Majestic 21                                           641,396              431,433
Deferred income taxes - noncurrent                                                  665,400              665,400
Other assets                                                                      2,271,119            2,256,984
                                                                                -----------          -----------

          Total assets                                                         $ 23,720,025         $ 23,122,335
                                                                                ===========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

Current liabilities:
     Accounts payable                                                          $  1,172,899         $  1,183,765
     Accrued expenses and other current liabilities                               1,050,685              974,286
     Accrued compensation                                                           357,101              428,343
     Income taxes payable                                                           192,150               99,150
                                                                                -----------          -----------

          Total current liabilities                                               2,772,835            2,685,544
                                                                                -----------          -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                   -                    -
     Common stock, $.10 par value, 10,000,000
          shares authorized; 5,364,907 shares issued                                536,491              536,491
     Additional paid in capital                                                   8,629,144            8,629,144
     Retained earnings                                                           15,451,999           14,540,965
     Less treasury stock at cost, 706,969 and
          633,069 shares, respectively, in 2000 and 1999                         (3,670,444)          (3,269,809)
                                                                                -----------          -----------

          Total stockholders' equity                                             20,947,190           20,436,791
                                                                                -----------          -----------

          Total liabilities and stockholders' equity                           $ 23,720,025         $ 23,122,335
                                                                                ===========          ===========



    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                               Three Months Ended                   Six Months Ended
                                                              May 6,           May 1,            May 6,            May 1,
                                                               2000             1999              2000              1999
                                                           -----------       -----------       -----------      ------------

Net sales                                                 $  6,989,326      $ 10,866,904      $ 13,119,594     $  20,947,161
Net sales - related parties                                          -            58,930            25,245            85,575
                                                           -----------       -----------       -----------      ------------

      Total net sales                                        6,989,326        10,925,834        13,144,839        21,032,736

Cost of goods sold                                          (5,120,341)       (7,837,079)       (9,791,657)      (15,149,617)
                                                           -----------       -----------       -----------      ------------

      Gross profit                                           1,868,985         3,088,755         3,353,182         5,883,119

Selling, general and administrative expenses                (1,335,896)       (1,887,931)       (2,678,021)       (3,594,424)

Revaluation adjustment of goodwill                                   -                 -           (18,000)                -
                                                           -----------       -----------       -----------      ------------

      Operating income                                         533,089         1,200,824           657,161         2,288,695
                                                           -----------       -----------       -----------      ------------

Other income:
    Interest income                                             81,722            42,320           163,120            94,618
    Undistributed earnings in joint venture -
      Majestic 21                                               82,932           173,392           209,963           194,985
    Miscellaneous                                              133,382             5,681           447,790             9,164
                                                           -----------       -----------       -----------      ------------
                                                               298,036           221,393           820,873           298,767
                                                           -----------       -----------       -----------      ------------

Income before provision for income taxes                       831,125         1,422,217         1,478,034         2,587,462

Provision for income taxes                                    (319,000)         (526,000)         (567,000)         (973,000)
                                                           -----------       -----------       -----------      ------------

      Net income                                          $    512,125      $    896,217      $    911,034     $   1,614,462
                                                           ===========       ===========       ===========      ============

Weighted average shares outstanding
    Basic                                                    4,666,506         4,863,039         4,677,703         4,855,746
    Diluted                                                  4,666,506         4,908,301         4,677,703         4,919,066

Earnings per share
    Basic                                                 $        .11      $        .18      $        .19     $         .33
    Diluted                                               $        .11      $        .18      $        .19     $         .33






       The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                     May 6,            May 1,
                                                                      2000              1999
                                                                    ----------        ----------

Cash flows from operating activities:
    Net income                                                     $   911,034       $ 1,614,462

    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                  129,392           123,846
        Impairment adjustment of goodwill                               18,000                 -
        Gain on recovery of TLT, inc. note receivable                 (415,206)                -
        Undistributed earnings in joint venture - Majestic 21         (209,963)         (194,985)
        (Increase) decrease in:
          Accounts receivable                                         (186,074)          (78,212)
          Inventories                                                  938,332          (982,084)
          Prepaid expenses and other current assets                    (83,484)          (44,801)
        Increase (decrease) in:
          Accounts payable                                             (10,866)         (363,908)
          Accrued expenses and other current liabilities                76,399          (153,076)
          Accrued compensation                                         (71,242)         (222,069)
          Income taxes payable                                          93,000           (16,000)
                                                                    ----------        ----------

    Net cash provided by (used in) operating activities              1,189,322          (316,827)
                                                                    ----------        ----------

Cash flows from investing activities:
    Purchase of property and equipment                                (660,052)          (99,891)
    Increase in receivable from officers for life
      insurance premiums                                               (50,000)                -
                                                                    ----------        ----------
    Net cash used in investing activities                             (710,052)          (99,891)

Cash flows from financing activities:
    Purchase of treasury stock                                        (400,635)         (427,664)
    Collection of TLT,Inc. note receivable                             415,206                 -
                                                                    ----------        ----------
    Net cash provided by (used in) financing activities                 14,571          (427,664)

Increase (Decrease) in cash and cash equivalents                       493,841          (844,382)

Cash and cash equivalents at beginning of year                       7,973,241         5,891,994
                                                                    ----------        ----------

Cash and cash equivalents at end of quarter                        $ 8,467,082       $ 5,047,612
                                                                    ==========        ==========

Supplemental disclosure of cash flow information

    Income taxes paid                                              $   474,000       $ 1,135,000
                                                                    ==========        ==========



    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 6, 2000 are not necessarily indicative of the results of the full fiscal year.

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

2.   Inventories
     -----------

     Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at May 6, 2000 and November 6, 1999 are summarized as follows:

                                              May 6,             November 6,
                                              2000                  1999
                                            ----------            ----------

    Raw Materials                          $   595,142           $   571,151
    Work-in-process                            102,500               114,733
    Finished homes                           6,655,453             7,425,884
    Pre-owned manufactured homes               407,538               496,593
    Model home furniture and other             450,959               541,563
                                            ----------            ----------
                                           $ 8,211,592           $ 9,149,924
                                            ==========            ==========

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


                                                    Three Months Ended                  Six Months Ended
                                                   May 6,            May 1,            May 6,          May 1,
                                                    2000              1999              2000            1999
                                                 ----------        ----------       ----------        ----------

     Net Income                                 $   512,125       $   896,217      $   911,034       $ 1,614,462
                                                 ----------        ----------       ----------        ----------
     Weighted average shares outstanding:
          Basic                                   4,666,506         4,863,039        4,677,703         4,855,746
          Add:  common stock equivalents                  -            45,262                -            63,320
                                                 ----------        ----------       ----------        ----------

          Diluted                                 4,666,506         4,908,301        4,677,703         4,919,066
                                                 ==========        ==========       ==========        ==========

     Earnings per share:
          Basic                                 $      0.11       $      0.18      $      0.19       $      0.33
                                                 ==========        ==========       ==========        ==========
          Diluted                               $      0.11       $      0.18      $      0.19       $      0.33
                                                 ==========        ==========       ==========        ==========





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

4.   Affiliated Entities
     -------------------

     In the first six months of 2000, TLT paid $415,206 to the Company against $1,519,000 of advances that are non-interest bearing and have been fully reserved since 1991. This amount collected has been recorded as gain on recovery ot TLT, Inc. note receivable in the accompanying consolidated financial statements.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

          Net sales for the three months ended May 6, 2000 decreased to $6,989,326 from $10,925,834 for the same period last year. Net sales for the six months also decreased to $13,144,839 from $21,032,736 a year ago. Although, second quarter of 2000 net sales increased 13.5 percent over first quarter of 2000, the decrease in sales from the comparable period in 1999 was primarily due to a very competitive market caused by the industry's excess retail inventory. This excess inventory has developed from industry growth of new retail locations that has outpaced consumer demand. Tighter credit standards, increasing mortgage interest rates and management's decision not to discount homes just to maintain sales volume also adversely impacted sales.

         Gross profit, as a percentage of net sales, was 26.7 percent in the second quarter of 2000 compared to 28.3 percent for the same period last year. For the six months gross profit, as a percentage of net sales, was 25.5 percent compared to 28.0 percent for the same six month period last year. The decrease in gross profit was primarily due to the lower sales volume at both the Nobility manufacturing plants and Prestige retail sales centers.

         Selling, general and administrative expenses, as a percentage of net sales, was 19.1 percent in the second quarter of 2000 compared to 17.3 percent for the same period last year. For the six months selling, general and administrative expenses, as a percentage of net sales, was 20.4 percent compared to 17.1 percent for the same six month period last year. The increase in selling, general and administrative expenses, as a percent of net sales, was due to the fixed overhead cost associated with the lower sales volume.

         Other income for second quarter 2000 was $298,036 of which $81,722 was from interest on short term investments and $82,932 was undistributed earnings from the Company's financing joint venture, Majestic 21. The Company received a $108,376 payment from TLT Communities against $1,211,923 of advances that are non-interest bearing and have been fully reserved since 1991. For the six months of 2000 other income was $820,873 of which $163,120 was from interest on short term investments and $209,963 was undistributed earnings from the Company's financing joint venture, Majestic 21. The Company received a $415,205 payment from TLT Communities. For the same six month period in fiscal 1999 other income was $298,767. There was no payment from TLT communities during the first six months of 1999.

          As a result of the factors discussed above, net income for the second quarter of 2000 was $512,125 or $.11 per share, compared to $896,217 or $.18 per share in the second quarter of 1999. For the six months ended May 6, 2000 net income was $911,034 or $.19 per share, compared to $1,614,462 or $.33 per share as of May 1, 1999.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $8,467,079 at May 6, 2000 compared to $7,973,241 as of November 6, 1999. Working capital was $14,833,703 at May 6, 2000 compared
to $15,095,927 at November 6, 1999.   Inventories decreased to $8,211,592 in the
second quarter of 2000 from $9,149,924 at the fourth quarter of 1999, as a result of Prestige lowering the number of model homes in stock at their retail sales centers.

Prestige purchased the land for two of its existing retail sales centers during the second quarter of 2000 for $638,738. The Company leased the property from unrelated entities under operating lease agreements.

The Company repurchased 73,900 shares of its common stock in the open market during the first six months of 2000 for $400,635.

Prestige closed one of its sales centers in Chiefland, Florida in November 1999 and made an impairment adjustment to goodwill in the amount of $18,000.

The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $4.0 million. At May 6, 2000 and November 6, 1999, there were no amounts outstanding under this agreement.

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

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

Forward Looking Statements
--------------------------

        Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, changes in market demand, increasing interest rates, adverse weather conditions that reduce sales at retail centers, price increases in raw material costs, the risk of manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

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

                                       NOBILITY HOMES, INC.


DATE:         June 12, 1999            By:   /s/   Terry E. Trexler
                                          --------------------------------------
                                           Terry E. Trexler, Chairman,
                                           President and Chief
                                           Executive Officer


DATE:         June 12, 1999           By:   /s/    Thomas W. Trexler
                                         ---------------------------------------
                                           Thomas W. Trexler, Executive
                                           Vice President, Chief Financial
                                           Officer



DATE:         June 12, 1999           By:  /s/     Lynn J. Cramer, Jr.
                                         ---------------------------------------
                                          Lynn J. Cramer, Jr., Treasurer
                                          and Principal Accounting Officer