Form 10-Q
period 2000-08-05
NOBILITY HOMES INC
filed 2000-09-18
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended August 5, 2000

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


The number of shares outstanding of each of the issuer's classes of common equity as of September 12, 2000 was 4,505,838

                              NOBILITY HOMES, INC.
                                      INDEX
                                                                           Page
                                                                          Number

PART I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets as of August 5, 2000
              and November 6, 1999                                            3

              Consolidated Statements of Income for the three
              and nine months ended August 5, 2000 and July 31, 1999          4

              Consolidated Statements of Cash Flows for the nine
              months ended August 5, 2000 and July 31, 1999                   5

              Notes to Consolidated Financial Statements                      6

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Conditions                             8

PART II.      Other Information and Signatures                               10

Item 6.       Exhibits

                          PART I. FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         August 5, 2000          November 6, 1999
                                                                      -------------------      -------------------
ASSETS                                                                    (UNAUDITED)

Current Assets:
     Cash and cash equivalents                                           $   9,076,594           $   7,973,241
     Accounts receivable                                                       131,631                 167,764
     Inventories                                                             7,648,756               9,149,924
     Deferred income taxes                                                     179,900                 179,900
     Prepaid expenses and other current assets                                 346,995                 310,642
                                                                          -------------           -------------

          Total current assets                                              17,383,876              17,781,471

Property, plant and equipment, net                                           2,531,620               1,987,047
Investment in joint venture - Majestic 21                                      697,865                 431,433
Deferred income taxes - noncurrent                                             665,400                 665,400
Other assets                                                                 2,287,254               2,256,984
                                                                          -------------           -------------

          Total assets                                                   $  23,566,015           $  23,122,335
                                                                          =============           =============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $     922,952           $   1,183,765
     Accrued expenses and other current liabilities                          1,376,528                 974,286
     Accrued compensation                                                      368,664                 428,343
     Income taxes payable                                                      115,150                  99,150
                                                                          -------------           -------------

          Total current liabilities                                          2,783,294               2,685,544
                                                                          -------------           -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                              -                       -
     Common stock, $.10 par value, 10,000,000
          shares authorized; 5,364,907 shares issued                           536,491                 536,491
     Additional paid in capital                                              8,629,144               8,629,144
     Retained earnings                                                      16,057,324              14,540,965
     Less treasury stock at cost, 856,269 and
          633,069 shares, respectively, in 2000 and 1999                    (4,440,238)             (3,269,809)
                                                                          -------------           -------------

          Total stockholders' equity                                        20,782,721              20,436,791
                                                                          -------------           -------------

          Total liabilities and stockholders' equity                     $  23,566,015           $  23,122,335
                                                                          =============           =============


    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              Three Months Ended                    Nine Months Ended
                                                         August 5,          July 31,           August 5,          July 31,
                                                           2000               1999               2000               1999
                                                      ----------------   ----------------   ----------------   ----------------

Net sales                                              $  7,638,698       $  9,424,872      $  20,758,292      $  30,372,033
Net sales - related parties                                       -                  -             25,245             85,575
                                                        ------------       ------------      -------------      -------------

      Total net sales                                     7,638,698          9,424,872         20,783,537         30,457,608

Cost of goods sold                                       (5,727,020)        (7,133,791)       (15,518,677)       (22,283,408)
                                                        ------------       ------------      -------------      -------------

      Gross profit                                        1,911,678          2,291,081          5,264,860          8,174,200

Selling, general and administrative expenses             (1,373,974)        (1,735,915)        (4,051,995)        (5,330,339)

Revaluation adjustment of goodwill                                -            (78,000)           (18,000)           (78,000)
                                                        ------------       ------------      -------------      -------------

      Operating income                                      537,704            477,166          1,194,865          2,765,861
                                                        ------------       ------------      -------------      -------------

Other income:
    Interest income                                         101,432             52,828            264,552            147,446
    Undistributed earnings in joint venture -
      Majestic 21                                            56,469            172,654            266,432            367,639
    Miscellaneous  (Note 4)                                 272,721             19,859            720,511             29,023
                                                        ------------       ------------      -------------      -------------
                                                            430,622            245,341          1,251,495            544,108
                                                        ------------       ------------      -------------      -------------

Income before provision for income taxes                    968,326            722,507          2,446,360          3,309,969

Provision for income taxes                                 (363,000)          (271,000)          (930,000)        (1,244,000)
                                                        ------------       ------------      -------------      -------------

      Net income                                       $    605,326       $    451,507      $   1,516,360      $   2,065,969
                                                        ============       ============      =============      =============

Weighted average shares outstanding
    Basic                                                 4,603,412          4,805,684          4,652,835          4,839,059
    Diluted                                               4,603,412          4,806,904          4,652,835          4,885,862

Earnings per share
    Basic                                              $        .13       $        .09      $         .33      $         .43
    Diluted                                            $        .13       $        .09      $         .33      $         .42




    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                        August 5,          July 31,
                                                                           2000              1999
                                                                      ---------------   ---------------

Cash flows from operating activities:
    Net income                                                        $  1,516,360       $ 2,065,969

    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                      190,693           186,335
        Impairment adjustment of goodwill                                   18,000            78,000
        Gain on recovery of TLT, Inc. note receivable                     (666,099)                -
        Undistributed earnings in joint venture - Majestic 21             (266,432)         (367,639)
        (Increase) decrease in:
          Accounts receivable                                               36,133          (126,427)
          Inventories                                                    1,501,168            (7,177)
          Prepaid expenses and other current assets                        (36,353)           58,269
        Increase (decrease) in:
          Accounts payable                                                (260,813)         (839,543)
          Accrued expenses and other current liabilities                   402,242          (147,240)
          Accrued compensation                                             (59,679)         (322,404)
          Income taxes payable                                              16,000          (295,000)
                                                                       ------------       ------------

    Net cash provided by operating activities                            2,391,220           283,143
                                                                       ------------       ------------

Cash flows from investing activities:
    Purchase of property and equipment                                    (708,540)         (127,126)
    Increase in receivable from officers for life insurance
      premiums                                                             (74,997)          (18,423)
                                                                       ------------       ------------
    Net cash used in investing activities                                 (783,537)         (145,549)

Cash flows from financing activities:
    Purchase of treasury stock                                          (1,170,429)         (619,435)
    Collection of TLT,Inc. note receivable                                 666,099                 -
                                                                       ------------       ------------
    Net cash used in financing activities                                 (504,330)         (619,435)

Increase (decrease) in cash and cash equivalents                         1,103,353          (481,841)

Cash and cash equivalents at beginning of year                           7,973,241         5,891,994
                                                                       ------------       ------------

Cash and cash equivalents at end of quarter                           $  9,076,594       $ 5,410,153
                                                                       ============       ============

Supplemental disclosure of cash flow information

    Income taxes paid                                                 $    914,000       $ 1,685,000
                                                                       ============       ============



    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended August 5, 2000 are not necessarily indicative of the results of the full fiscal year.

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

2.   Inventories
     -----------

     Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at August 5, 2000 and November 6, 1999 are summarized as follows:

                                                                  August 5,                November 6,
                                                                     2000                      1999
                                                               -----------------         -----------------

                   Raw materials                               $      554,518            $    571,151
                   Work-in-process                                    104,100                 114,733
                   Finished homes                                   6,226,287               7,425,884
                   Pre-owned manufactured homes                       360,649                 496,593
                   Model home furniture and other                     403,201                 541,563
                                                               -----------------         ----------------
                                                               $    7,648,756            $  9,149,924
                                                               =================         ================

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


                                                      Three Months Ended                  Nine Months Ended
                                                 August 5,           July 31,          August 5,       July 31,
                                                    2000              1999             2000              1999
                                               ---------------   ---------------   --------------    --------------
                                               ---------------   ---------------   --------------    --------------

     Net income                                 $   605,326       $   451,507        $ 1,516,360      $  2,065,969
                                                 ===========       ===========        ===========      ===========

     Weighted average shares outstanding:
          Basic                                   4,603,412         4,805,684          4,652,835         4,839,059
          Add:  common stock equivalents                 -              1,220                  -            46,803
                                                 -----------       -----------        -----------      -----------

          Diluted                                 4,603,412         4,806,904          4,652,835         4,885,862
                                                 ===========       ===========        ===========      ===========

     Earnings per share:
          Basic                                 $      0.13       $      0.09        $      0.33      $       0.43
                                                 ===========       ===========        ===========      ===========
          Diluted                               $      0.13       $      0.09        $      0.33      $       0.42
                                                 ===========       ===========        ===========      ===========







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

4.   Affiliated Entities
     -------------------

     In the first nine months of 2000, TLT paid $666,099 to the Company for advances that are non-interest bearing and have been fully reserved since 1991. The balance of the unpaid advances at August 5, 2000, which are fully reserved, total $852,655. The amount collected has been recorded as gain on recovery ot the TLT, Inc. note receivable in the accompanying consolidated financial statements.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

          Net sales for the three months ended August 5, 2000 decreased to $7,638,698 from $9,424,872 for the same period last year. Net sales for the nine months also decreased to $20,783,537 from $30,457,608 a year ago. Although third quarter of 2000 net sales increased 24.0 and 9.2 percent over first and second quarters of 2000 respectively, the decrease in sales from the comparable period in 1999 was primarily due to a very competitive market caused by the industry's excess retail inventory. This excess inventory has developed from industry growth of new retail locations that has outpaced consumer demand. Tighter credit standards, increasing mortgage interest rates and management's decision not to discount homes to maintain sales volume also adversely impacted sales.

         Gross profit, as a percentage of net sales, was 25.0 percent in the third quarter of 2000 compared to 24.3 percent for the same period last year. For the nine months gross profit, as a percentage of net sales, was 25.3 percent compared to 26.8 percent for the same nine month period last year. The decrease in gross profit for the nine months was primarily due to the lower sales volume at both the Nobility manufacturing plants and Prestige retail sales centers.

         Selling, general and administrative expenses, as a percentage of net sales, was 18.0 percent in the third quarter of 2000 compared to 18.4 percent for the same period last year. For the nine months selling, general and administrative expenses, as a percentage of net sales, was 19.5 percent compared to 17.5 percent for the same nine month period last year. The increase in selling, general and administrative expenses, as a percent of net sales, was due to the fixed overhead cost associated with the lower sales volume.

         Other income for third quarter 2000 was $430,622 of which $101,432 was from interest on short term investments and $56,469 was undistributed earnings from the Company's financing joint venture, Majestic 21. The Company also received a $250,894 payment from TLT Communities against $1,103,548 of advances that are non-interest bearing and have been fully reserved since 1991. For the nine months of 2000 other income was $1,251,495 of which $264,552 was from interest on short term investments and $266,432 was undistributed earnings from the Company's financing joint venture, Majestic 21. The Company in fiscal year 2000 received a total of $666,099 in payments from TLT Communities. For the same nine month period in fiscal 1999 other income was $544,108 of which $147,446 was from interest income, $367,639 from Majestic 21 and $29,023 in miscellaneous income. There was no payment from TLT Communities during the first nine months of 1999.

          As a result of the factors discussed above, net income for the third quarter of 2000 was $605,326 or $.13 per share, compared to $451,507 or $.09 per share in the third quarter of 1999. For the nine months ended August 5, 2000 net income was $1,516,360 or $.33 per share, compared to $2,065,969 or $.42 per share as of July 31, 1999.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $9,076,594 at August 5, 2000 compared to $7,973,241 as of November 6, 1999. Working capital was $14,600,582 at
August 5, 2000 compared to $15,095,927 at November 6, 1999.   Inventories
decreased to $7,648,756 in the third quarter of 2000 from $9,149,924 at the fourth quarter of 1999, as a result of Prestige reducing the number of model homes in stock at their retail sales centers.

Prestige purchased the land for two of its existing retail sales centers during the second quarter of 2000 for $638,738. The Company had previously leased the property from unrelated entities under operating lease agreements.

The Company repurchased 223,200 shares of its common stock in the open market during the first nine months of 2000 for $1,170,429.

In the current nine months if fiscal 2000 Prestige closed one of its sales centers in Chiefland, Florida, November 1999, and made an impairment adjustment to goodwill in the amount of $18,000. For the nine months of fiscal year 1999 one sales center was closed and the Company made an impairment adjustment to goodwill in the amount of $78,000.

The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $4.0 million. At August 5, 2000 there were no amounts outstanding under this agreement.

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

                                            NOBILITY HOMES, INC.


DATE:        September 12, 2000             By:     /s/      Terry E. Trexler
                                            ------------------------------------
                                              Terry E. Trexler, Chairman,
                                              President and Chief
                                              Executive Officer


DATE:        September 12, 2000             By:     /s/      Thomas W. Trexler
                                            ------------------------------------
                                              Thomas W. Trexler, Executive
                                              Vice President, Chief Financial
                                              Officer



DATE:        September 12, 2000             By:     /s/     Lynn J. Cramer, Jr.
                                            ------------------------------------
                                              Lynn J. Cramer, Jr., Treasurer
                                              and Principal Accounting Officer