Form 10-K
period 2000-11-04
NOBILITY HOMES INC
filed 2001-02-02
CIK 72205

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   Annual Report Under Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                   For the fiscal year ended November 4, 2000

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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                  State the aggregate market value of the voting stock held by non-affiliates of the registrant on February 1, 2001, computed by reference to the average high and low prices on that date: $11,336,656.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2001: 4,421,938 shares of common stock

         DOCUMENTS INCORPORATED BY REFERENCE         Incorporated at
         -----------------------------------         ---------------

Nobility Homes, Inc. Proxy Statement for the         Part III, Items 10,
2001 Annual Meeting of Shareholders                  11, 12 and 13

                                     PART I

Item 1.           Description of Business
------            -----------------------

                  Nobility Homes, Inc., a Florida corporation incorporated in 1967, designs, manufactures and sells a broad line of manufactured homes through a network of its own retail sales centers throughout north and central Florida. Nobility also sells its manufactured homes on a wholesale basis to independent manufactured home dealers and manufactured home parks.

Manufactured Homes
------------------

                  Nobility's homes are available in approximately 100 active models sold under the trade names "Kingswood," "Richwood," "Springwood," "Tropic Isle," "Regency Manor," "Regency Manor Special," "Tropic Manor," and "Special Edition." The homes, ranging in size from 636 to 2,153 square feet and containing from one to five bedrooms, are available in

                  o single-wide widths of 14 and 16 feet ranging from 48 to 72 feet in length;

                  o double-wide widths of 24, 26, 28 and 32 feet ranging from 36 to 76 feet in length; and

                  o triple-wide widths of 36, 38 and 42 feet ranging from 44 to 72 feet in length.

                  Nobility's homes are sold primarily as unfurnished dwellings ready for permanent occupancy. Interiors are designed and color coordinated in a range of decors. Depending on the size of the unit and quality of appliances and other appointments, retail prices for Nobility's homes typically range from approximately $20,000 to $80,000. Most of the prices of Nobility's homes are considered by it to be within the low to medium price range of the industry.

                  Both of Nobility's manufacturing plants utilize assembly line techniques in manufactured home production. Both plants manufacture and assemble the floors, sidewalls, end walls, roofs and interior cabinets for their homes. Nobility purchases from outside suppliers various other components that are built into its homes including the axles, frames, tires, doors, windows, pre-finished sidings, plywood, ceiling panels, lumber, rafters, insulation, gypsum board, appliances, lighting and plumbing fixtures, carpeting and drapes. Nobility is not dependent upon any one particular supplier for its raw materials or component parts, and is not required to carry significant amounts of inventory to assure itself of a continuous allotment of goods from suppliers.

                  Nobility's two manufacturing plants operated at an average of approximately 25% of their single shift capacity in fiscal 2000, representing a reduction of approximately 10% from fiscal 1999.

                  Nobility generally does not manufacture its homes to be held by it as inventory (except for model home inventory of its retail network subsidiary, Prestige Home Centers, Inc.), but, rather, manufactures its homes after receipt of orders. Although Nobility attempts to maintain a consistent level of production of homes throughout the fiscal year, seasonal fluctuations do occur, with sales of homes generally lower during the first fiscal quarter due to the holiday season.

                  The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product. Nobility's homes are delivered by outside trucking companies. Nobility estimates that it can compete effectively within a range of approximately 350 miles from its manufacturing plants. During the last three fiscal years, substantially all of Nobility's sales were made in Florida.

Retail Sales
------------

                  Prestige Home Centers, Inc. operates 17 retail lots in north and central Florida. Its principal executive offices are located at Nobility's headquarters in Ocala, Florida.

                  Each of Prestige's retail lots is located within 350 miles of one of Nobility's two manufacturing facilities. Prestige owns three of its retail lots and leases the remaining 14 lots from unaffiliated parties under leases with terms of between one and three years with renewal options.

                  The primary customers of Prestige are homebuyers who generally purchase manufactured homes to place on their own homesites. Prestige operates its retail sales centers with a model home concept. Each of the homes displayed at its retail sales centers is furnished and decorated as a model home. Although the model homes may be purchased from Prestige's model home inventory, generally, customers order homes which are shipped directly from the factory to their homesite. Prestige sales generally are to purchasers living within a radius of approximately 100 miles from the selling retail lot.

                  In fiscal 1997, Nobility entered into a joint venture agreement with 21st Century Mortgage Corporation to provide financing to retail customers purchasing homes from Prestige. Additionally, financing for home purchases is provided by nine other independent sources that specialize in manufactured housing lending and numerous banks which finance manufactured home purchases. Prestige is not required to sign any recourse agreements with any of these retail financing sources, nor does Prestige itself finance customers' new home purchases.

                  The retail sale of manufactured homes is a highly competitive business. Because of the large number of retail sales centers located throughout Nobility's market area, potential customers typically can find a sales center within a 100 mile radius of their present home. Prestige competes with over 100 other retailers in its primary market area, some of which may have greater financial resources than Prestige. In addition, manufactured homes offered by Prestige compete with conventional site-built housing.

                  Prestige's wholly-owned subsidiary, Mountain Financial, Inc., an independent insurance agent and mortgage broker, provides mortgage brokerage services, credit life, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes. Mountain Financial, Inc., receives a mortgage brokerage fee at the time a loan is originated and a commission on the insurance premium collected at the time an insurance policy is written and in future years if the homeowner renews the policy. Its revenues were approximately $220,000, $356,000 and $241,000 in fiscal 2000, 1999 and 1998, respectively.

Wholesale Sales to Independent Dealers and Manufactured Home Communities
------------------------------------------------------------------------

                  Nobility currently sells its homes on a wholesale basis exclusively through 4 full-time salespersons to approximately 35 independent dealers. Nobility continues to seek new dealers in the areas in which it operates as there is ongoing turnover in the dealers with which it deals at any one time, especially with manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility's dealers other than its subsidiary, Prestige, are independent dealers that sell products produced by several manufacturers. No independent dealer accounted for more than 10% of Nobility's total sales in fiscal 2000, 1999 or 1998.

                  Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a "floor plan" basis where the financial institution obtains a security interest in all or part of the dealer's manufactured home inventory. Nobility from time to time enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer's default, Nobility will, at the lender's request, repurchase the home provided that Nobility's liability will not exceed the manufacturer's invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within one year after a home is sold to the dealer, and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale. Generally, repurchase is conditioned upon the dealer's insolvency. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. Nobility was not required to repurchase any homes during fiscal 2000, 1999 or 1998. For additional information, see Note 14 of "Notes to Consolidated Financial Statements." Nobility does not finance retail sales of new homes for customers of its independent dealers.

                  Nobility does not generally offer consigned inventory programs or other credit terms to dealers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, Nobility offers extended terms to unrelated park dealers who do a high volume of business with Nobility. In order to stimulate sales, Nobility sells homes to selected manufactured home communities for display on special terms. The high visibility of Nobility's homes in such communities generates additional sales of its homes through such dealers.

Regulation
----------
                  The manufacture, distribution and sale of homes is subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development has adopted national construction and safety standards that have priority over existing state standards. In addition, HUD regulations require that manufactured homes be constructed to more wind load and thermal standards. Compliance with these standards involves approval by a HUD approved engineering firm of engineering plans and specifications on all models. HUD's standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction.

                  Nobility estimates that compliance with federal, state and local environmental protection laws will have no material effect upon capital expenditures for plant or equipment modifications or earnings for the next fiscal year.

                  The transportation of manufactured homes is subject to state regulation. Generally, special permits must be obtained to transport the home over public highways, and restrictions are imposed to promote travel safety including those relating to routes, travel periods, speed limits, safety equipment and size.

                  Nobility's homes are subject to the requirements of the Magnuson-Moss Warranty Act and Federal Trade Commission rulings which regulate warranties on consumer products. Nobility provides a limited warranty of one year on the structural components of its homes.

Competition
-----------

                  The manufactured home industry is highly competitive. The initial investment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry in the business vary from state to state. The bond requirement for Florida is $50,000. Nobility competes directly with other manufacturers, some of whom are both considerably larger and possess greater financial resources than Nobility. Based on number of units sold, Nobility ranks 8th in the state of Florida out of the top 45 manufacturers selling manufactured homes in the state; however, it estimates that of those 45 manufacturers approximately 15 manufacture homes of the same type as Nobility and compete in the same market area. Nobility believes that it is generally competitive with most of those manufacturers in terms of price, service, warranty and product performance.

                  According to statistics compiled by Statistical Surveys, Inc. from records on file with the State of Florida, Prestige has been one of the largest retail dealers of multi-section manufactured homes in Florida since 1994, based on number of home sales.

Employees
---------

                  As of January 5, 2001, Nobility had 182 full-time employees, including 60 employed by Prestige. Approximately 85 employees are factory personnel compared to approximately 84 in such positions a year ago, and 98 are in management, administrative, supervisory, sales and clerical positions (including 54 management and sales personnel employed by Prestige) compared to approximately 93 a year ago. In addition, Nobility employs part-time employees when necessary.

                  Nobility makes a contribution toward employees' group health and life insurance. Nobility, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.


Item 2.           Properties
------            ----------

                  As of November 4, 2000, Nobility owned and operated two manufacturing plants:

                                                             Depreciated Cost of
                                       Approximate           Plant and Property
         Location                         Size               at November 4, 2000
         --------                   -----------------        -------------------

Belleview, Florida                  33,500 sq. ft.              $ 129,654
Ocala, Florida(1)                   72,000 sq. ft.                650,401

-------------------------

(1) This 72,000 square foot plant is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility's corporate offices.

                  Nobility's Belleview plant is of metal and concrete construction and the Ocala plant is of metal construction. Both properties are in good condition and require little maintenance.

                  Prestige acquired the land for its Yulee, Florida sales center in the fourth quarter of fiscal 1998 at a total cost of approximately $450,000, including improvements. During the second quarter of fiscal 2000, Prestige exercised its right of first refusal to acquire the properties on which the Pace and Panama City, Florida, sales centers are located at costs of approximately $203,000 and $437,000, respectively.


Item 3.           Pending Legal Proceedings
------            -------------------------

                  Certain claims and suits arising in the ordinary course of business have been filed or are pending against Nobility or Prestige. In the opinion of management, any related liabilities that might arise would be covered under terms of Nobility's liability insurance policies or would not have a material adverse impact on Nobility's results of operations or cash flows.

Item 4.           Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------

                  None

                                     PART II

Item 5.           Market for the Registrant's Common Stock and Related
------            Stockholder Matters
                  ----------------------------------------------------

                  Nobility's common stock is listed on the Nasdaq National Market under the symbol NOBH. The following table shows the range of high and low sales prices for the common stock for each fiscal quarter of 2000 and 1999.

                                         Fiscal Year End (1)
                     -----------------------------------------------------------
                     November 4, 2000               November 6, 1999
Fiscal               ----------------               ----------------
Quarter              High            Low            High            Low
-------              ----            ---            ----            ---

1st                  $ 6.00         $ 5.00          $12.63         $12.25
2nd                    5.75           5.13            9.00           8.50
3rd                    6.00           4.88            8.44           8.00
4th                    6.50           5.31            5.63           5.50

-------------------------------

(1) On February 19, 1999 a 10% stock dividend was paid, and on February 20, 1998, a three-for-two stock split in the form of a 50% stock dividend was paid. Amounts in the table have been restated to give effect to these stock dividends.

                  At January 22, 2001, the approximate number of record holders of common stock was 240 (not including individual participants in security position listings).

                  The payment of cash dividends is within the discretion of Nobility's board of directors and will depend, among other factors, on Nobility's earnings, capital requirements and operating and financial condition. During fiscal 2000, 1999 and 1998, no cash dividends were paid.

Item 6.           Selected Financial Data
------            -----------------------

                  The following table sets forth Selected Financial Data for each of Nobility's last five fiscal years. This information should be read in conjunction with Nobility's financial statements (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

                                                         Years Ended(1)
--------------------------------------------------------------------------------
                         November 4,      November 6,      October 31,      November 1,       November 2,
                            2000              1999             1998             1997              1996
                                            (In thousands except per share data)
                      --------------------------------------------------------------------------------------
Total net sales           $29,565           $40,353         $44,830           $41,696           $36,455
Income from
  operations                1,874             3,386           5,844             4,759             3,839
Other income                1,650             1,080             538               206                47
Net income                  2,268             2,792           3,941             3,038             2,395
Earnings per
  share(2)
   Basic                      .49               .58             .81               .62               .49
   Diluted                    .49               .58             .79               .62               .49

Total assets               23,843            23,122          22,803            18,941            14,871
Long term
  obligations                 -0-               -0-             -0-               -0-               -0-
Stockholders'
  equity                   21,025            20,437          18,674            15,294            12,256
Cash dividends
  per common                  -0-               -0-             -0-               -0-               -0-
  share

-----------------------------

(1)      Nobility's fiscal year ends on the first Saturday on or after October
         31. The years ended November 6, 1999, and November 2, 1996, consisted of a fifty-three week period and the years ended November 4, 2000, October 31, 1998, and November 1, 1997, consisted of a fifty-two week period.

(2) On February 19, 1999 a 10% stock dividend was paid and on February 20, 1998, January 31, 1996 and August 16, 1996, three-for-two stock splits in the form of 50% stock dividends were paid to shareholders. Per share amounts in the table have been restated to give effect to these stock dividends.

Item 7.       Management's Discussion and Analysis of Financial Condition and
------        Results of Operations
              ---------------------------------------------------------------

General
-------
                  Nobility's primary focus is homebuyers who generally purchase their manufactured homes from retail sales centers to locate on property they own. Nobility has aggressively pursued this market, which has become the principal focus of its business strategy, through its Prestige retail sales centers. While Nobility actively seeks to make wholesale sales to independent retail dealers, its presence as a competitor limits potential sales to dealers located in the same geographic areas serviced by its Prestige sales centers.

                  Nobility also makes sales to the retirement community market, which is made up of retirees moving to Florida and typically purchasing homes to be located on sites leased from park communities offering a variety of amenities.

                  Nobility sold 625 homes in fiscal 2000, of which 124 homes, representing sales of $2,508,440, were sold to independent dealers. In fiscal 1999, of the 884 homes sold by Nobility, 109 homes were sold to independent dealers, representing sales of $2,357,721. In fiscal 1998, of the 1,262 homes sold by Nobility, 334 homes were sold to independent dealers, representing sales of $7,259,901. The balance of Nobility's sales in fiscal 2000, 1999 and 1998, representing 89.5%, 92.6% and 82.0% of net sales, respectively, were made on a retail basis through Prestige's retail centers.

                  Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal 2000, 1999 and 1998, Nobility's product mix was affected by the "Special Edition" homes marketed by Prestige and by larger, more expensive multi-wide homes resulting from greater consumer confidence and the availability of varied types of financing at competitive rates. Many family buyers today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement community market.

                  Nobility's Majestic 21 joint venture with 21st Century Mortgage Corporation provides mortgage financing to retail customers who purchase Nobility's manufactured homes at Prestige retail sales centers. This joint venture, which originates and services loans, has given Prestige more control over the financing aspect of the retail home sales process and allowed it to offer better service to its retail customers. Management believes that the joint venture gives Prestige an additional potential for profit by providing finance products to retail customers. In addition, management believes that Prestige has more input in the design of unique finance programs for prospective homebuyers, and that the joint venture has resulted in more profitable sales at its Prestige retail sales centers. In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide
(1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers. Prestige also maintains outside financing sources that provide financing to retail homebuyers for its manufactured homes.

                  Through its wholly-owned subsidiary, Mountain Financial, Inc., an independent insurance agency and mortgage broker, Prestige offers credit life and homeowners insurance, service warranty products and brokering of mortgage loans to the retail customers.

Results of Operations
---------------------

                  Total net sales in fiscal year 2000 were $29,565,434 compared to $40,353,254 in fiscal 1999 and $44,830,375 in fiscal 1998. Compared to the prior year, net sales declined 26.7% in fiscal 2000 and 9.9% in fiscal 1999 as compared to an increase of 7.5% in fiscal 1998. The decline in sales from the comparable period in fiscal 1999 was primarily due to a very competitive market caused by the industry's excess retail inventory. The excess inventory has developed from industry growth of new retail locations that has outpaced consumer demand. Tighter credit standards, increasing mortgage interest rates and management's decision not to discount homes to maintain sales volume also adversely impacted sales. In the near term, we anticipate continued pressure on both sales and earnings resulting from these factors, but remain convinced that our specific geographic market is one of the best long-term growth areas. The decline in sales revenue in fiscal 1999 was primarily due to approximately $5,000,000 less sales to outside dealers resulting in large part from increased competition. The increased sales revenue in fiscal 1998 was primarily due to the 6.8% increase in same store sales revenues at Prestige. The years ended November 4, 2000 and October 31, 1998 consisted of a fifty-two (52) week period while the year ended November 6, 1999 consisted of a fifty-three (53) week period.

                    Combined industry-wide shipments of multi-section and single section homes for the first ten months of calendar 2000 declined 26.0% from calendar 1999 and 4.7% in calendar 1999 compared to an increase of 4.4% in calendar 1998. Florida combined industry shipments of multi-section home and single-section homes in the first ten months of calendar 2000 declined 29.9% from calendar 1999 and 10.8% in calendar 1999 compared to an increase in calendar 1998 of 7%. Nobility's home sales are approximately 90% multi-section homes.

                  Gross profit as a percentage of net sales was 25.7% in fiscal 2000 compared to 26.1% in fiscal 1999 and 27.0% in fiscal 1998. The decline in gross profit for fiscal year 2000 was primarily due to the lower sales volume. The decrease in gross profit in fiscal 1999 was primarily a result of a decline in Nobility's outside dealer sales. The increase in gross profit in fiscal 1998 was due to increased gross margins at the retail sales centers, primarily from the mix of products sold and improved cost controls.

                  Selling, general and administrative expenses as a percent of net sales were 19.0% in fiscal 2000 compared to 17.4% in fiscal 1999 and 13.9% in fiscal 1998. The increase in selling, general and administrative expenses, as a percent of net sales, in fiscal year 2000 was due to the fixed overhead cost associated with the lower sales volume. The increase in fiscal 1999 selling, general and administrative expenses, as a percent of net sales, was primarily due to increased expenses from the seven new retail sales centers added during the fourth quarter of fiscal 1998. The decline in fiscal 1998 selling, general and administrative expenses, as a percent of net sales, was primarily due to reduced general and administrative costs at the manufacturing plants, partially offset by increased overhead and start-up costs from the seven new retail sites added during the fourth quarter of fiscal 1998.

                  Prestige recorded an impairment adjustment to goodwill in the amount of $89,000 in fiscal year 2000 and $154,000 in fiscal 1999 in connection with the closing of under performing retail sales centers.

                  Other income for fiscal 2000 was $1,649,590 of which $355,845 was from interest income on cash equivalents and $380,208 was from Nobility's equity in the earnings from the Majestic 21 joint venture. In 2000 Nobility received a $766,100 payment from TLT Communities against $1,518,754 of advances that are non-interest bearing and which have been fully reserved since 1991. Other income for fiscal 1999 was $1,080,265 of which $208,834 was from interest income on cash equivalents and $388,495 was from Nobility's equity in the earnings from the Majestic 21 joint venture and a $400,000 payment from TLT Communities. Other income for fiscal 1998 was $537,730 of which $291,593 was from interest income on cash equivalents and $165,914 was from Nobility's equity in the earnings from the Majestic 21 joint venture.

                  As a result of the factors discussed above, earnings for fiscal 2000 were $2,268,103 or $.49 per share compared to $2,791,540 or $.58 per share for fiscal 1999 and $3,941,159 or $.79 per share for fiscal 1998.

Liquidity and Capital Resources
-------------------------------

                  Cash and cash equivalents were $9,828,122 at November 4, 2000 compared to $7,973,241 at November 6, 1999. Working capital was $14,878,953 at November 4, 2000, compared to $15,095,927 at Novemer 6, 1999. Nobility carries the entire inventory for the Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories decreased to $7,037,495 at November 4, 2000, from $9,149,924 at November 6, 1999, as a result of Prestige reducing the number of model homes in stock at their retail sales centers and the closing of two retail sales centers during the last fiscal year.

                  Prestige purchased the land for two of its existing retail sales centers during second quarter of fiscal 2000 for $640,238. The properties had been leased from unrelated entities under operating lease agreements.

                  During fiscal year 2000 Prestige closed two of its retail sales centers in Chiefland and Panama City, Florida and recorded an impairment adjustment to goodwill in the amount of $89,000.

                  In fiscal year 1999 Prestige closed three of its retail sales centers in Chipley, Milton and Jacksonville, Florida and recorded an impairment adjustment to goodwill in the amount of $154,000.

                  In August 1998 Prestige acquired six manufactured home retail sales centers located in the panhandle of Florida in an asset acquisition. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets were recorded at their estimated fair market value at the date of acquisition, resulting in approximately $487,000 of goodwill, which is being amortized on a straight-line basis over 15 years.

                  A new retail sales center was opened in Yulee, Florida in August 1998. The cost of the land and land improvements was approximately $450,000. There were no retail sales centers closed in fiscal 1998, therefore no impairment adjustment to goodwill.

                  Nobility repurchased in the open market 309,900 shares of its common stock for $1,679,923 during fiscal year 2000 and 131,233 shares of its common stock for $1,028,492 in fiscal year 1999.

                  Nobility maintains a revolving credit agreement with a major bank providing for borrowings up to $2,500,000 with an option to increase the line to $4,000,000. At November 4, 2000 and November 6, 1999, there were no amounts outstanding under this agreement.

                  Consistent with normal practice, Nobility's operations are not expected to require significant capital expenditures during fiscal 2001. Working capital requirements for the home inventory for new retail sales centers will be met with internal sources.

Forward Looking Statements
--------------------------

                  Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, changes in market demand, changes in interest rates, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

Item 8.           Consolidated Financial Statements and Supplementary Data
------            --------------------------------------------------------

                  Financial statements incorporated herein from Nobility's 2000 Annual Report to Shareholders are attached as Exhibit 13 and are listed at Part IV, Item 13(a), "Consolidated Financial Statements and Schedules."

Item 9.           Changes in and Disagreements with Accountants on Accounting
------            and Financial Disclosure
                  --------------------------------------------------------------

                  None

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant
-------           --------------------------------------------------

                  Information concerning Nobility's directors is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2001 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 4, 2001.

                  The following table provides the names, ages and business experience for the past five years for each of Nobility's executive officers. Executive officers are each elected for one year terms.

Executive Officers
------------------

Terry E. Trexler (61)        Chairman of the Board and President; Mr. Trexler is
                             also President of TLT; from April 1996 to March
                             1997, Mr. Trexler was a director of Citizens
                             National Bank and its subsidiary, Citi-Bancshares, Inc. and was Chairman of the Board of Citizens
                             First Bancshares, Inc. and its subsidiary, Citizens
                             First Bank of Ocala prior to its acquisition in April 1996.

Thomas W. Trexler (37)       Executive Vice President and Chief Financial
                             Officer since December 1994 and a director since
                             February 1993; President of Prestige Insurance
                             Services, Inc. since August 1992; President of
                             Prestige since June 1995 and Vice President from
                             1991 to June 1995; director of Prestige and Vice
                             President and director of TLT since September 1991.

Edward C. Sims (54)          Vice President of Engineering.

Jean Etheredge (55)          Secretary.

Lynn J. Cramer, Jr. (55)     Treasurer.

                  Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility's President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Item 11.          Executive Compensation
-------           ----------------------

                  Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2001 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 4, 2001.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
-------           --------------------------------------------------------------

                  Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2001 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 4, 2001.

Item 13.          Certain Relationships and Related Transactions
-------           ----------------------------------------------

                  Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2001 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 4, 2001.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
-------           Form 8-K
                  ------------------------------------------------------

         (a)      Consolidated Financial Statements and Schedules:

                  Report of PricewaterhouseCoopers LLP

                  Consolidated Balance Sheets at November 4, 2000 and November 6, 1999

                  Consolidated Statements of Income for the Years Ended November 4, 2000, November 6, 1999, and October 31, 1998

                  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 4, 2000, November 6, 1999, and October 31, 1998

                  Consolidated Statements of Cash Flows for the Years Ended November 4, 2000, November 6, 1999, and October 31, 1998

                  Notes to Consolidated Financial Statements

         (b)      Reports on Form 8-K:

                  None

         (c)      Exhibits:

                  3.       (a)      Nobility's Articles of Incorporation, as
                                    amended (filed as an exhibit to Nobility's
                                    Form 10-K for the fiscal year ended November
                                    1, 1997 and incorporated herein by
                                    reference).

                           (b) Bylaws, as amended March 28, 1994, (filed as an exhibit to Nobility's Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

                  10.      (a)      Joint Venture Agreement with 21st Century
                                    Mortgage Corporation (filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

                           *(b) Stock Incentive Plan (filed as an exhibit to Nobility's registration statement on Form S-8, registration no. 333-44769, and incorporated herein by reference).

_________________
        * Management Remuneration Plan.

                           (c) Revolving Credit Agreement dated March 4, 1998 with SunTrust Bank, North Central Florida.

                  13. Consolidated Financial Statements from 2000 Annual Report to Shareholders.

                  21.      Subsidiaries of Nobility.

                  23.      Consent of PricewaterhouseCoopers LLP.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOBILITY HOMES, INC.


DATE:  January 30, 2001                By: /s/ Terry E. Trexler
                                          --------------------------------------
                                           Terry E. Trexler, Chairman, President
                                           and Chief Executive Officer


DATE:  January 30, 2001                By: /s/ Thomas W. Trexler
                                          --------------------------------------
                                           Thomas W. Trexler, Executive
                                           Vice President and
                                           Chief Financial Officer


DATE:  January 30, 2001                By: /s/ Lynn J. Cramer, Jr.
                                          --------------------------------------
                                           Lynn J. Cramer, Jr., Treasurer and
                                           Principal Accounting Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:  January 30, 2001                     /s/ Terry E. Trexler
                                            ------------------------------------
                                            Terry E. Trexler, Director


DATE:  January 30, 2001                     /s/ Richard C. Barberie
                                            ------------------------------------
                                            Richard C. Barberie, Director


DATE:  January 30, 2001                     /s/ Robert Holliday
                                            ------------------------------------
                                            Robert Holliday, Director


DATE:  January __, 2001
                                            ------------------------------------
                                            Robert P. Saltsman, Director


DATE:  January 30, 2001                     /s/ Thomas W. Trexler
                                            ------------------------------------
                                            Thomas W. Trexler, Director

                                  EXHIBIT INDEX


                  3.       (a)      Nobility's Articles of Incorporation, as
                                    amended (filed as an exhibit to Nobility's
                                    Form 10-K for the fiscal year ended November
                                    1, 1997 and incorporated herein by
                                    reference).

                           (b) Bylaws, as amended March 28, 1994, (filed as an exhibit to Nobility's Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

                  10.      (a)      Joint Venture Agreement with 21st Century
                                    Mortgage Corporation (filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

                           *(b) Stock Incentive Plan (filed as an exhibit to Nobility's registration statement on Form S-8, registration no. 333-44769, and incorporated herein by reference).

                           (c) Revolving Credit Agreement dated March 4, 1998 with SunTrust Bank, North Central Florida.

                  13. Consolidated Financial Statements from 2000 Annual Report to Shareholders.

                  21.      Subsidiaries of Nobility.

                  23.      Consent of PricewaterhouseCoopers LLP.


_________________
        * Management Remuneration Plan.