Form 10-Q
period 2001-02-03
NOBILITY HOMES INC
filed 2001-03-15
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended February 3, 2001

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


The number of shares outstanding of each of the issuer's classes of common equity as of March 15, 2001 was 4,231,338.

                              NOBILITY HOMES, INC.
                                      INDEX
                                                                           Page
                                                                          Number

PART I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets as of February 3, 2001
              and November 4, 2000                                            3

              Consolidated Statements of Income for the three
              months ended February 3, 2001 and February 5, 2000              4

              Consolidated Statements of Cash Flows for three
              months ended February 3, 2001 and February 5, 2000              5

              Notes to Consolidated Financial Statements                      6

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Conditions                             8

PART II.      Other Information and Signatures                               10

Item 4.       Submission of Matters to a Vote of Security Holders

Item 6.       Exhibits

                          PART I. FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 February 3, 2001        November 4, 2000
                                                                                ------------------     -------------------
ASSETS                                                                             (Unaudited)
------

Current Assets:
      Cash and cash equivalents                                                   $   7,860,363          $   9,828,122
      Accounts receivable - trade                                                       942,244                491,285
      Inventories                                                                     7,216,088              7,037,495
      Deferred income taxes                                                             405,800                405,800
      Prepaid expenses and other current assets                                         344,283                167,063
                                                                                   ------------           ------------

           Total current assets                                                      16,768,778             17,929,765

Property, plant and equipment, net                                                    2,580,972              2,580,176
Investment in joint venture - Majestic 21                                               698,722                624,641
Deferred income taxes - noncurrent                                                      452,900                452,900
Other assets                                                                          2,280,999              2,256,001
                                                                                   ------------           ------------

           Total assets                                                           $  22,782,371          $  23,843,483
                                                                                   ============           ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                            $     762,995          $   1,025,464
      Accrued expenses and other current liabilities                                  1,059,263              1,241,617
      Accrued compensation                                                              454,419                523,881
      Income taxes payable                                                              261,547                 27,550
                                                                                   ------------           ------------

           Total current liabilities                                                  2,538,224              2,818,512
                                                                                   ------------           ------------

Commitments and contingencies liabilities

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                       -                      -
     Common stock, $.10 par value, 10,000,000
         shares authorized;  5,364,907 shares issued                                    536,491                536,491
     Additional paid in capital                                                       8,629,144              8,629,144
     Retained earnings                                                               17,190,443             16,809,068
     Less treasury stock at cost, 1,133,569 and
          942,969 shares, respectively, in 2001 and 2000                             (6,111,931)            (4,949,732)
                                                                                   ------------           ------------

           Total stockholders' equity                                                20,244,147             21,024,971
                                                                                   ------------           ------------

           Total liabilities and stockholders' equity                             $  22,782,371          $  23,843,483
                                                                                   ============           ============

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                    ------------------
                                                                            February 3,            February 5,
                                                                               2001                    2000
                                                                        --------------------    -------------------

Net sales                                                                $   5,785,562            $   6,130,268
Net sales - related parties                                                          -                   25,245
                                                                          ------------             ------------

      Total net sales                                                        5,785,562                6,155,513

Cost of goods sold                                                          (4,197,099)              (4,671,316)
                                                                          ------------             ------------

      Gross profit                                                           1,588,463                1,484,197

Selling, general and administrative expenses                                (1,291,009)              (1,342,125)
                                                                          ------------             ------------

Impairment adjustment of goodwill                                                    -                  (18,000)

      Operating income                                                         297,454                  124,072
                                                                          ------------             ------------

Other income:
    Interest income                                                            131,534                   81,398
    Undistributed earnings in joint venture -  Majestic 21                      74,081                  127,031
    Gain on recovery of TLT, Inc. note receivable                              100,000                  306,830
    Miscellaneous income                                                        12,306                    7,578
                                                                          ------------             ------------
                                                                               317,921                  522,837
                                                                          ------------             ------------

Income before provision for income taxes                                       615,375                  646,909

Provision for income taxes                                                    (234,000)                (248,000)
                                                                          ------------             ------------

      Net income                                                         $     381,375            $     398,909
                                                                          ============             ============

Average shares outstanding
    Basic                                                                    4,232,358                4,695,685
    Diluted                                                                  4,232,358                4,695,685

Earnings per share
    Basic                                                                $         .09            $         .08
    Diluted                                                              $         .09            $         .08

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                February 3,           February 5,
                                                                                    2001                  2000
                                                                             -----------------     -----------------

Cash flows from operating activities:
    Net income                                                                 $   381,375           $   398,909
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                                               47,261                64,692
        Impairment adjustment of goodwill                                                -                18,134
        Gain on recovery of TLT, Inc. note receivable                             (100,000)             (306,830)
        Undistributed earnings in joint venture - Majestic 21                      (74,081)             (127,031)
        Increase in cash surrender value of life insurance                         (25,000)              (25,000)
        (Increase) decrease in:
           Accounts receivable - trade                                            (450,959)             (325,464)
           Inventories                                                            (178,593)              756,870
           Prepaid expenses and other current assets                              (177,220)              (68,129)
        Increase (decrease) in:
           Accounts payable                                                       (262,469)             (448,278)
           Accrued expenses and other current liabilities                         (182,354)             (443,727)
           Accrued compensation                                                    (69,462)             (195,651)
           Income taxes payable                                                    233,997               248,000
                                                                                ----------            ----------

    Net cash used in operating activities                                         (857,505)             (453,505)
                                                                                ----------            ----------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                      (48,055)              (29,046)
    Collection of TLT,Inc. note receivable                                         100,000               306,830
                                                                                ----------            ----------

    Net cash used in investing activities                                           51,945               277,784
                                                                                ----------            ----------

Cash flows from financing activities:
    Purchase of treasury stock                                                  (1,162,199)             (325,572)
    Other                                                                                -                39,530
                                                                                ----------            ----------

    Net cash (used in) provided by financing activities                         (1,162,199)             (286,042)
                                                                                ----------            ----------

Decrease in cash and cash equivalents                                           (1,967,759)             (461,763)

Cash and cash equivalents at beginning of quarter                                9,828,122             7,973,241
                                                                                ----------            ----------

Cash and cash equivalents at end of quarter                                    $ 7,860,363           $ 7,511,478
                                                                                ==========            ==========

Supplemental disclosure of cash flow information

    Interest Paid                                                              $         -           $         -
                                                                                ==========            ==========
    Income taxes paid                                                          $         -           $         -
                                                                                ==========            ==========

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended February 3, 2001 are not necessarily indicative of the results of the full fiscal year.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations governing Form 10-Q. The condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 4, 2000 Form 10-K Annual Report.

2.   Inventories

     Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at February 3, 2001 and November 4, 2000 are summarized as follows:

                                                 February 3,        November 4,
                                                    2001                2000
                                               ---------------    --------------

          Raw materials                         $    472,354       $     478,039
          Work-in-process                            107,494             122,377
          Finished homes                           6,017,729           5,734,138
          Pre-owned manufactured homes               283,226             320,895
          Model home furniture and other             335,285             382,046
                                               ---------------    --------------
                                                $  7,216,088       $   7,037,495
                                               ================   ==============

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                        February 3,                 February 5,
                                                           2001                        2000
                                                      -----------------          -----------------

     Net income                                        $    381,375               $    398,909
                                                      =================          =================

     Weighted average shares outstanding:
          Basic                                           4,232,358                  4,695,685
          Add:  common stock equivalents                          -                          -
                                                      -----------------          -----------------

          Diluted                                         4,232,358                  4,695,685
                                                      =================          =================

     Earnings per share:
          Basic and Diluted                            $       0.09               $       0.08
                                                      =================          =================




3.   Affiliated Entities

     In the first three months of 2001, TLT, Inc. paid $100,000 to the Company for advances that are non-interest bearing and have been fully reserved since 1991. The amount collected has been recorded as gain on recovery of the TLT, Inc. note receivable in the accompanying consolidated financial statements. The balance of the unpaid advances at February 3, 2001, which are fully reserved total $652,654. While some collections have been made against the previously reserved receivable, management believes a full reserve against the remaining unpaid amounts is warranted because the receivable is uncollateralized.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

          Net sales for the three months ended February 3, 2001 decreased to $5,785,562 from $6,155,513 for the same period last year. The decrease in sales for the first three months of 2001 was primarily due to a very competitive market caused by the industry's excess retail inventory. This excess inventory has developed from industry growth of new retail locations that has outpaced consumer demand. Tighter credit standards, increasing mortgage interest rates and management's decision not to discount homes just to maintain sales volume also adversely impacted sales. In the near term, we anticipate continued pressure on both sales and earnings resulting from these factors.

         Gross profit as a percentage of net sales was 27.5% in the first quarter of 2001 compared to 24.1% for the same period last year. The increase in gross profit in the first quarter of 2001 was primarily due to increased gross margins at the retail sales centers, caused by selling a mix of higher priced homes.

         Selling, general and administrative expenses, as a percentage of net sales, was 22.3% in the first quarter of 2001 compared to 21.8% for the same period last year. The increase in first quarter of 2001 selling, general and administrative expenses as a percent of net sales was due to the fixed overhead cost associated with the lower sales volume.

         Other income for first quarter 2001 was $317,921 of which $131,534 was from interest on cash equivalents and $74,081 was from equity in earnings from the Company's financing joint venture, Majestic 21. The Company received a $100,000 payment from TLT, Inc. against $752,654 of advances that are non-interest bearing and have been fully reserved since 1991. This compares to other income of $522,837 in the first quarter of fiscal 2000, of which $81,398 was from interest on cash equivalents and $127,031 was from equity in earnings from Majestic 21. Included in the equity in earnings from Majectic 21 in the first quarter 2000 were proceeds from the sale of loans in an asset backed securitization. The Company received a $306,830 payment from TLT, Inc. in first quarter 2000.

         As a result of the factors discussed above and the share repurchases discussed below, net income for the first quarter of 2001 was $381,375 or $.09 per share, compared to $398,909 or $.08 per share in the first quarter of 2000.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $7,860,363 at February 3, 2001 compared to $9,828,122 as of November 4, 2000. The decrease in cash and cash equivalents was primarily due to the repurchase of 190,600 shares of the Company's common stock in the open market during the first quarter of 2001 for $1,162,200, an increase in accounts receivable of $450,959 from increased sales to outside dealers, a $178,600 increase in inventories and a $177,200 increase in prepaid expenses.

The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $2,500,000 with an option to increase the line to $4,000,000. At February 3, 2001 and November 4, 2000, there were no amounts outstanding under this agreement.

Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal year 2001. Working capital requirements for the home inventory for new sales centers will be met with internal sources.

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

                    Part II. OTHER INFORMATION AND SIGNATURES



There were no reportable events for Item 1 through Item 3 and Item 5

Item 4.  Submission of Matters to a Vote of Securtiy Holders.

    a) The annual Meeting of the Shareholders was held on February 23, 2001. The only matter to come before the meeting was the election of directors.

    b)  The Vote to elect a board of five directors was as follows:

                                                For             Against         Abstain        Not Voted
                                                ---             -------         -------        ---------

              Terry E. Trexler                 3,301,852               0             330         926,656
              Richard C. Barberie              3,301,852               0             330         926,656
              Robert P. Holliday               3,301,852               0             330         926,656
              Robert P. Saltsman               3,301,852               0             330         926,656
              Thomas W. Trexler                3,301,852               0             330         926,656


Item 6.  Exhibits

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOBILITY HOMES, INC.


DATE:       March 15, 2001             By:       /s/      Terry E. Trexler
                                          --------------------------------------
                                           Terry E. Trexler, Chairman,
                                           President and Chief
                                           Executive Officer


DATE:       March 15, 2001             By:       /s/      Thomas W. Trexler
                                          --------------------------------------
                                           Thomas W. Trexler, Executive
                                           Vice President, Chief Financial
                                           Officer



DATE:       March 15, 2001             By:       /s/      Lynn J. Cramer, Jr.
                                          --------------------------------------
                                           Lynn J. Cramer, Jr., Treasurer
                                           and Principal Accounting Officer