Form 10-Q
period 2001-05-05
NOBILITY HOMES INC
filed 2001-06-19
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended May 5, 2001

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


The number of shares outstanding of each of the issuer's classes of common equity as of June 12, 2001 was 4,184,338.

                              NOBILITY HOMES, INC.
                                      INDEX
                                                                           Page
                                                                          Number

PART I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets as of May 5, 2001
              and November 4, 2000                                            3

              Consolidated Statements of Income for the three
              and six months ended May 5, 2001 and May 6, 2000                4

              Consolidated Statements of Cash Flows for the
              six months ended May 5, 2001 and May 6, 2000                    5

              Notes to Consolidated Financial Statements                      6

Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial Conditions                  8

PART II.      Other Information and Signatures                               10

Item 6.       Exhibits

                          PART I. FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  May 5, 2001          November 4, 2000
                                                                               -------------------   ----------------------
ASSETS                                                                            (Unaudited)
------

Current Assets:
      Cash and cash equivalents                                                 $    8,995,997           $    9,828,122
      Accounts receivable                                                              571,366                  491,285
      Inventories                                                                    7,356,143                7,037,495
      Deferred income taxes                                                            405,800                  405,800
      Prepaid expenses and other current assets                                        422,968                  167,063
                                                                                 -------------            -------------

           Total current assets                                                     17,752,274               17,929,765

Property, plant and equipment, net                                                   2,570,061                2,580,176
Investment in joint venture - Majestic 21                                              738,737                  624,641
Deferred income taxes - noncurrent                                                     452,900                  452,900
Other assets                                                                         2,290,962                2,256,001
                                                                                 -------------            -------------

           Total assets                                                         $   23,804,934           $   23,843,483
                                                                                 =============            =============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                          $      879,740           $    1,025,464
      Accrued expenses and other current liabilities                                 1,431,660                1,241,617
      Accrued compensation                                                             415,355                  523,881
      Income taxes payable                                                             538,548                   27,550
                                                                                 -------------            -------------

           Total current liabilities                                                 3,265,303                2,818,512
                                                                                 -------------            -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                      -                        -
     Common stock, $.10 par value, 10,000,000
          shares authorized; 5,364,907 shares issued                                   536,491                  536,491
     Additional paid in capital                                                      8,629,144                8,629,144
     Retained earnings                                                              17,769,396               16,809,068
     Less treasury stock at cost, 1,180,569 and
          942,969 shares, respectively, in 2001 and 2000                            (6,395,400)              (4,949,732)
                                                                                 -------------            -------------

           Total stockholders' equity                                               20,539,631               21,024,971
                                                                                 -------------            -------------

           Total liabilities and stockholders' equity                           $   23,804,934           $   23,843,483
                                                                                 =============            =============

    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                  Three Months Ended                     Six Months Ended
                                                                  ------------------                     ----------------
                                                                 May 5,             May 6,             May 5,             May 6,
                                                                  2001               2000               2001               2000
                                                             ----------------   ----------------   ----------------   --------------

Net sales                                                   $   7,238,206       $  6,989,326       $ 13,023,768       $ 13,119,594
Net sales - related parties                                         8,895                  -              8,895             25,245
                                                             ------------        -----------        -----------        -----------

      Total net sales                                           7,247,101          6,989,326         13,032,663         13,144,839

Cost of goods sold                                             (5,179,257)        (5,120,341)        (9,376,356)        (9,791,657)
                                                               -----------        -----------       ------------       -----------

      Gross profit                                              2,067,844          1,868,985          3,656,307          3,353,182

Selling, general and administrative expenses                   (1,284,037)        (1,335,896)        (2,575,046)        (2,678,021)

Revaluation adjustment of goodwill                                      -                  -                  -            (18,000)
                                                             ------------        -----------        -----------        -----------

      Operating income                                            783,807            533,089          1,081,261            657,161
                                                             ------------        -----------        -----------        -----------

Other income:
    Interest income                                                77,382             81,722            208,916            163,120
    Undistributed earnings in joint venture -
      Majestic 21                                                  40,015             82,932            114,096            209,963
    Gain on recovery of TLT, Inc. note receivable                       -            108,376            100,000            415,209
    Miscellaneous                                                    (251)            25,006             12,055             32,584
                                                             ------------        -----------        -----------        -----------
                                                                  117,146            298,036            435,067            820,876
                                                             ------------        -----------        -----------        -----------

Income before provision for income taxes                          900,953            831,125          1,516,328          1,478,037

Provision for income taxes                                       (322,000)          (319,000)          (556,000)          (567,000)
                                                                 ---------       -----------        -----------        -----------

      Net income                                            $     578,953       $    512,125       $    960,328       $    911,037
                                                             ============        ===========        ===========        ===========

Weighted average shares outstanding
    Basic                                                       4,208,096          4,666,506          4,220,222          4,677,703
    Diluted                                                     4,208,096          4,666,506          4,220,222          4,677,703

Earnings per share
    Basic                                                   $         .14       $        .11       $        .23       $        .19
    Diluted                                                 $         .14       $        .11       $        .23       $        .19



    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                          ----------------
                                                                         May 5,            May 6,
                                                                          2001              2000
                                                                     ---------------   ---------------

Cash flows from operating activities:
    Net income                                                       $   960,328       $   911,037

    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                    109,560           129,392
        Impairment adjustment of goodwill                                      -            18,000
        Gain on recovery of TLT, Inc. note receivable                   (100,000)         (415,206)
        Undistributed earnings in joint venture - Majestic 21           (114,096)         (209,963)
        Increase in cash surrender value of life insurance               (50,000)          (50,000)
        (Increase) decrease in:
          Accounts receivable                                            (80,081)         (186,074)
          Inventories                                                   (318,648)          938,332
          Prepaid expenses and other current assets                     (255,905)          (83,484)
        Increase (decrease) in:
          Accounts payable                                              (145,724)          (10,866)
          Accrued expenses and other current liabilities                 190,043            76,399
          Accrued compensation                                          (108,526)          (71,242)
          Income taxes payable                                           510,998            93,000
                                                                      ----------        ----------

    Net cash provided by operating activities                            597,949         1,139,325
                                                                      ----------        =---------

Cash flows from investing activities:
    Purchase of property and equipment                                   (84,406)         (660,052)
                                                                      ----------        ----------
    Net cash used in investing activities                                (84,406)         (660,052)
                                                                      ----------        ----------

Cash flows from financing activities:
    Purchase of treasury stock                                        (1,445,668)         (400,635)
    Collection of TLT,Inc. note receivable                               100,000           415,206
                                                                      ----------        ----------
    Net cash (used in) provided by financing activities               (1,345,668)           14,571
                                                                      -----------       ----------

(Decrease) Increase in cash and cash equivalents                        (832,125)          493,844

Cash and cash equivalents at beginning of year                         9,828,122         7,973,241
                                                                      ----------        ----------

Cash and cash equivalents at end of quarter                          $ 8,995,997       $ 8,467,085
                                                                      ==========        ==========

Supplemental disclosure of cash flow information

    Interest Paid                                                    $         -       $         -
                                                                      ==========        ==========
    Income taxes paid                                                $    45,000       $   474,000
                                                                      ==========        ==========


    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 5, 2001 are not necessarily indicative of the results of the full fiscal year.

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

2.   Inventories
     -----------

     Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at May 5, 2001 and November 4, 2000 are summarized as follows:

                                                           May 5,                       November 4,
                                                            2001                            2000
                                                      -----------------               -----------------

            Raw Materials                              $     490,339                    $    478,039
            Work-in-process                                   99,638                         122,377
            Finished homes                                 6,206,868                       5,734,138
            Pre-owned manufactured homes                     279,218                         320,895
            Model home furniture and other                   280,080                         382,046
                                                      -----------------               -----------------
                                                       $   7,356,143                    $  7,037,495
                                                      =================               =================



3.   Reclassifications
     -----------------

     Certain amounts shown in the 2000 quarterly consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications did not have any effect on total assets, total liabilities, stockholders' equity or net income.

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


4.   Affiliated Entities
     -------------------

     In the first six months of 2001, TLT, Inc. paid $100,000 to the Company for advances that are non-interest bearing and have been fully reserved since 1991. The amount collected has been recorded as gain on recovery of the TLT, Inc. note receivable in the accompanying consolidated financial statements. The balance of the unpaid advances at May 5, 2001, which are fully reserved total $652,654. While some collections have been made against the previously reserved receivable, management believes a full reserve against the remaining unpaid amounts is warranted because the receivable is uncollateralized.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

          Net sales for the three months ended May 5, 2001 increased to $7,247,101 from $6,989,326 for the same period last year. Net sales for the six months were $13,032,663 compared to $13,144,839 a year ago. Although, second quarter of 2001 net sales increased 25.3 percent over first quarter of 2001, net sales continued to be adversely impacted by a very competitive market caused by the industry's excess retail inventory. This excess inventory has developed from industry growth of new retail locations that has outpaced consumer demand. A high repossession rate, tighter credit standards and management's decision not to discount homes just to maintain sales volume also adversely impacted sales.

         Gross profit, as a percentage of net sales, was 28.5 percent in the second quarter of 2001 compared to 26.7 percent for the same period last year. For the six months gross profit, as a percentage of net sales, was 28.0 percent compared to 25.5 percent for the same six month period last year. The increase in gross profit was primarily a result of improvements in the gross margins at the manufacturing plants as a result of lower material cost.

         Selling, general and administrative expenses, as a percentage of net sales, was 17.7 percent in the second quarter of 2001 compared to 19.1 percent for the same period last year. For the six months selling, general and administrative expenses, as a percentage of net sales, was 19.8 percent compared to 20.4 percent for the same six month period last year. The decline in selling, general and administrative expenses, as a percent of net sales, was due to a reduction in these expenses at both the manufacturing plants and retail sales centers.

         Other income for second quarter 2001 was $117,146 of which $77,382 was from interest on cash equivalents and $40,015 was undistributed earnings from the Company's financing joint venture, Majestic 21. The Company received a $108,376 payment from TLT, Inc. in second quarter of 2000. For the first six months of 2001 other income was $435,067 of which $208,916 was from interest on cash equivalents and $114,096 was undistributed earnings from the Company's financing joint venture, Majestic 21. For the first six months of 2001 the Company received from TLT, Inc. a $100,000 payment as compared to a $415,209 payment for the same period a year ago.

          As a result of the factors discussed above, net income for the second quarter of 2001 was $578,953 or $.14 per share, compared to $512,125 or $.11 per share in the second quarter of 2000. For the six months ended May 5, 2001 net income was $960,328 or $.23 per share, compared to $911,037 or $.19 per share as of May 6, 2000. The increase in earnings per share is primarily a result of a strategic plan to buy back the Company's common stock.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $8,995,997 at May 5, 2001 compared to $9,828,122 as of November 4, 2000. Working capital was $14,486,971 at May 5, 2001 compared to $15,111,253 at November 4, 2000. Inventories increased to $7,356,143 at the end of the second quarter of 2001 from a low inventory of $7,037,495 at the end of fourth quarter of 2000.

The Company repurchased 237,600 shares of its common stock in the open market during the first six months of 2001 for $1,445,669.

The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $2,500,000 with an option to increase the line to $4,000,000. At May 5, 2001 and November 4, 2000, there were no amounts outstanding under this agreement.

Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal year 2001. Working capital requirements for the home inventory for retail sales centers will be met with internal sources.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

Forward Looking Statements
--------------------------

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

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

                                       NOBILITY HOMES, INC.


DATE:   June 18, 2001                  By:   /s/    Terry E. Trexler
                                          --------------------------------------
                                         Terry E. Trexler, Chairman,
                                         President and Chief
                                         Executive Officer


DATE:   June 18, 2001                  By:   /s/    Thomas W. Trexler
                                          --------------------------------------
                                         Thomas W. Trexler, Executive
                                         Vice President, Chief Financial Officer



DATE:   June 18, 2001                  By:   /s/    Lynn J. Cramer, Jr.
                                          --------------------------------------
                                         Lynn J. Cramer, Jr., Treasurer
                                         and Principal Accounting Officer