Form 10-Q
period 2001-08-04
NOBILITY HOMES INC
filed 2001-09-18
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended August 4, 2001

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


The number of shares outstanding of each of the issuer's classes of common equity as of September 15, 2001 was 4,184,338.

                              NOBILITY HOMES, INC.
                                      INDEX
                                                                           Page
                                                                          Number

PART I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets as of August 4, 2001
              and November 4, 2000                                            3

              Consolidated Statements of Income for the three
              and nine months ended August 4, 2001 and
              August 4, 2000                                                  4

              Consolidated Statements of Cash Flows for the
              nine months ended August 4, 2001 and August 5, 2005             5

              Notes to Consolidated Financial Statements                      6

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Conditions                             8

PART II.      Other Information and Signatures                               10

Item 6.       Exhibits

                          PART I. FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 August 4, 2001        November 4, 2000
                                                                               -------------------   --------------------
ASSETS                                                                            (Unaudited)
------

Current Assets:
      Cash and cash equivalents                                                  $ 10,184,676           $  9,828,122
      Accounts receivable                                                           1,026,349                491,285
      Inventories                                                                   6,869,562              7,037,495
      Deferred income taxes                                                           405,800                405,800
      Prepaid expenses and other current assets                                       353,764                167,063
                                                                                  -----------            -----------

           Total current assets                                                    18,840,151             17,929,765

Property, plant and equipment, net                                                  2,630,698              2,580,176
Investment in joint venture - Majestic 21                                             796,545                624,641
Deferred income taxes - noncurrent                                                    452,900                452,900
Other assets                                                                        2,308,443              2,256,001
                                                                                  -----------            -----------

           Total assets                                                          $ 25,028,737           $ 23,843,483
                                                                                  ===========            ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                           $  1,052,344           $  1,025,464
      Accrued expenses and other current liabilities                                1,699,241              1,241,617
      Accrued compensation                                                            462,426                523,881
      Income taxes payable                                                            574,543                 27,550
                                                                                  -----------            -----------

           Total current liabilities                                                3,788,554              2,818,512
                                                                                  -----------            -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                     -                      -
     Common stock, $.10 par value, 10,000,000
          shares authorized; 5,364,907 shares issued                                  536,491                536,491
     Additional paid in capital                                                     8,629,144              8,629,144
     Retained earnings                                                             18,469,948             16,809,068
     Less treasury stock at cost, 1,180,569 and
          942,969 shares, respectively, in 2001 and 2000                           (6,395,400)            (4,949,732)
                                                                                  -----------            -----------

           Total stockholders' equity                                              21,240,183             21,024,971
                                                                                  -----------            -----------

           Total liabilities and stockholders' equity                            $ 25,028,737           $ 23,843,483
                                                                                  ===========            ===========

    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                    Three Months Ended                    Nine Months Ended
                                                                    ------------------                    -----------------
                                                               August 4,          August 5,          August 4,          August 5,
                                                                 2001               2000               2001               2000
                                                            ----------------   ----------------   ----------------   ---------------

Net sales                                                    $  8,827,065       $  7,638,698      $  21,850,833      $  20,758,292
Net sales - related parties                                             -                  -              8,895             25,245
                                                              -----------        -----------       ------------       ------------

      Total net sales                                           8,827,065          7,638,698         21,859,728         20,783,537

Cost of goods sold                                             (6,451,892)        (5,727,020)       (15,828,248)       (15,518,677)
                                                              -----------        -----------       ------------       ------------

      Gross profit                                              2,375,173          1,911,678          6,031,480          5,264,860

Selling, general and administrative expenses                   (1,419,329)        (1,373,974)        (3,994,375)        (4,051,995)

Revaluation adjustment of goodwill                                      -                  -                  -            (18,000)
                                                              -----------        -----------       ------------       ------------

      Operating income                                            955,844            537,704          2,037,105          1,194,865
                                                              -----------        -----------       ------------       ------------

Other income:
    Interest income                                                79,245            101,432            288,161            264,552
    Undistributed earnings in joint venture -
      Majestic 21                                                  57,808             56,469            171,904            266,432
    Gain on recovery of TLT, Inc. note receivable                       -            250,894            100,000            666,100
    Miscellaneous                                                  36,655             21,827             48,710             54,411
                                                              -----------        -----------       ------------       ------------
                                                                  173,708            430,622            608,775          1,251,495
                                                              -----------        -----------       ------------       ------------

Income before provision for income taxes                        1,129,552            968,326          2,645,880          2,446,360

Provision for income taxes                                       (429,000)          (363,000)          (985,000)          (930,000)
                                                              -----------        -----------       ------------       ------------

      Net income                                             $    700,552       $    605,326      $   1,660,880      $   1,516,360
                                                              ===========        ===========       ============       ============

Weighted average shares outstanding
    Basic                                                       4,184,338          4,603,412          4,210,691          4,652,835
    Diluted                                                     4,184,338          4,603,412          4,210,691          4,652,835

Earnings per share
    Basic                                                    $        .17       $        .13      $         .39      $         .33
    Diluted                                                  $        .17       $        .13      $         .39      $         .33




    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                         -----------------
                                                                    August 4,         August 5,
                                                                       2001              2000
                                                                  ---------------   ---------------

Cash flows from operating activities:
    Net income                                                      $  1,660,880      $  1,516,360

    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                    164,336           190,693
        Impairment adjustment of goodwill                                      -            18,000
        Gain on recovery of TLT, Inc. note receivable                   (100,000)         (666,099)
        Undistributed earnings in joint venture - Majestic 21           (171,904)         (266,432)
        Increase in cash surrender value of life insurance               (74,997)          (74,997)
        (Increase) decrease in:
          Accounts receivable                                           (535,064)           36,133
          Inventories                                                    167,933         1,501,168
          Prepaid expenses and other current assets                     (186,701)          (36,353)
        Increase (decrease) in:
          Accounts payable                                                26,880          (260,813)
          Accrued expenses and other current liabilities                 457,624           402,242
          Accrued compensation                                           (61,455)          (59,679)
          Income taxes payable                                           546,993            16,000
                                                                     -----------       -----------

    Net cash provided by operating activities                          1,894,525         2,316,223
                                                                     -----------       -----------

Cash flows from investing activities:
    Purchase of property and equipment                                  (192,303)         (708,540)
                                                                     -----------       -----------
    Net cash used in investing activities                               (192,303)         (708,540)
                                                                     -----------       -----------

Cash flows from financing activities:
    Purchase of treasury stock                                        (1,445,668)       (1,170,429)
    Collection of TLT,Inc. note receivable                               100,000           666,099
                                                                     -----------       -----------
    Net cash used in financing activities                             (1,345,668)         (504,330)
                                                                     -----------       -----------

Increase in cash and cash equivalents                                    356,554         1,103,353

Cash and cash equivalents at beginning of year                         9,828,122         7,973,241
                                                                     -----------       -----------

Cash and cash equivalents at end of quarter                         $ 10,184,676      $  9,076,594
                                                                     ===========       ===========

Supplemental disclosure of cash flow information

    Interest Paid                                                   $          -      $          -
                                                                     ===========       ===========
    Income taxes paid                                               $    438,000      $    914,000
                                                                     ===========       ===========


    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended August 4, 2001 are not necessarily indicative of the results of the full fiscal year.

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

2.      Inventories
        -----------

        Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at August 4, 2001 and November 4, 2000 are summarized as follows:

                                                     August 4,       November 4,
                                                       2001             2000
                                                  -------------    -------------

           Raw Materials                           $   536,477       $   478,039
           Work-in-process                             107,029           122,377
           Finished homes                            5,683,166         5,734,138
           Pre-owned manufactured homes                316,580           320,895
           Model home furniture and other              226,310           382,046
                                                    ----------        ----------
                                                   $ 6,869,562       $ 7,037,495
                                                    ==========        ==========


3.      Reclassifications
        -----------------

        Certain amounts shown in the 2000 quarterly consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications did not have any effect on total assets, total liabilities, stockholders' equity or net income.

4.      Affiliated Entities
        -------------------

        In the first nine months of 2001, TLT, Inc. paid $100,000 to the Company for advances that are non-interest bearing and have been fully reserved since 1991. The amount collected has been recorded as gain on recovery of the TLT, Inc. note receivable in the accompanying consolidated financial statements. The balance of the unpaid advances at August 4, 2001, which are fully reserved total $652,654. While some collections have been made against the previously reserved receivable, management believes a full reserve against the remaining unpaid amounts is warranted because the receivable is uncollateralized.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

          Net sales for the three months ended August 4, 2001 increased 15.6 percent to $8,827,065 from $7,638,698 for the same period last year. Net sales for the nine months were $21,859,728 compared to $20,783,537 a year ago. Although, third quarter of 2001 net sales increased 52.6 and 21.8 percent over first and second quarters of 2001 respectively, net sales continued to be adversely impacted by a very competitive market caused by the industry's excess retail inventory. This excess inventory has developed from industry growth of new retail locations that has outpaced consumer demand. A high repossession rate, tighter credit standards and management's decision not to discount homes just to maintain sales volume also adversely impacted sales.

         Gross profit, as a percentage of net sales, was 26.9 percent in the third quarter of 2001 compared to 25.0 percent for the same period last year. For the nine months gross profit, as a percentage of net sales, was 27.6 percent compared to 25.3 percent for the same nine month period last year. The increase in gross profit was primarily a result of improvements in the gross margins at the manufacturing plants as a result of lower material cost and improved operations at the retail lots.

         Selling, general and administrative expenses, as a percentage of net sales, was 16.1 percent in the third quarter of 2001 compared to 18.0 percent for the same period last year. For the nine months selling, general and administrative expenses, as a percentage of net sales, was 18.3 percent compared to 19.5 percent for the same nine month period last year. The decrease in selling, general and administrative expenses, as a percent of net sales, was due to the fixed overhead cost assoicated with the higher sales volume.

         Other income for third quarter 2001 was $173,708 of which $79,245 was from interest on cash equivalents and $57,808 was undistributed earnings from the Company's financing joint venture, Majestic 21. Other income for third quarter 2000 was $430,622, of which was from interest on cash equivalents, $56,469 was undistributed earnings from the Company's financing joint venture Majestic 21, and $250,894 was received from TLT, Inc. For the first nine months of 2001 other income was $608,775 of which $288,161 was from interest on cash equivalents and $171,904 was undistributed earnings from the Company's financing joint venture, Majestic 21. For the first nine months of 2001 the Company received from TLT, Inc. a $100,000 payment as compared to a $666,100 payment for the same period a year ago.

          As a result of the factors discussed above, net income for the third quarter of 2001 was $700,552 or $.17 per share, compared to $605,326 or $.13 per share in the third quarter of 2000. For the nine months ended August 4, 2001 net income was $1,660,880 or $.39 per share, compared to $1,516,360 or $.33 per share as of August 5, 2000. The increase in earnings per share is in part a result of a strategic plan to buy back the Company's common stock.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $10,184,676 at August 4, 2001 compared to $9,828,122 as of November 4, 2000. Working capital was $15,051,597 at August 4,
2001 compared to $15,111,253 at November 4, 2000.   Inventories were $6,869,562
at the end of the third quarter of 2001 compared to $7,037,495 at the end of fourth quarter of 2000. Accounts receivable increased to $1,026,349 due to increased sales to outside dealers from a low receivable of $491,285 at the end of fourth quarter of 2000.

The Company repurchased 237,600 shares of its common stock in the open market during the first nine months of 2001 for $1,445,668.

The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $2,500,000 with an option to increase the line to $4,000,000. At August 4, 2001 and November 4, 2000, there were no amounts outstanding under this agreement.

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

          None




                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NOBILITY HOMES, INC.


DATE:           September 18, 2001          By:    /s/ Terry E. Trexler
                                               ---------------------------------
                                                Terry E. Trexler, Chairman,
                                                President and Chief
                                                Executive Officer


DATE:           September 18, 2001          By:    /s/ Thomas W. Trexler
                                               ---------------------------------
                                                Thomas W. Trexler, Executive
                                                Vice President, Chief Financial
                                                Officer



DATE:           September 18, 2001          By:    /s/ Lynn J. Cramer, Jr.
                                               ---------------------------------
                                                Lynn J. Cramer, Jr., Treasurer
                                                and Principal Accounting Officer