Form 10-K405
period 2001-11-03
NOBILITY HOMES INC
filed 2002-02-01
CIK 72205

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   Annual Report Under Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                   For the fiscal year ended November 3, 2001

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
             Securities registered under Section 12(b) of the Act:

                                               Name of each exchange
 Title of each class                            on which registered
 -------------------                            -------------------
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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

               State the aggregate market value of low prices on that date:
$__________

(APPLICABLE ONLY TO CORPORATE the voting stock held by non-affiliates of the registrant on January 30, 2001, computed by reference to the average high and ISSUERS)

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 11, 2002: 4,125,113 shares of common stock.

   DOCUMENTS INCORPORATED BY REFERENCE                       Incorporated at
   -----------------------------------                       ---------------

   Nobility Homes, Inc. Proxy Statement                     Part III, Items 10,
for the 2002 Annual Meeting of Shareholders                   11, 12 and 13

                                     PART I

Item 1.  Description of Business
------   -----------------------

               Nobility Homes, Inc., a Florida corporation incorporated in 1967, designs, manufactures and sells a broad line of manufactured homes through a network of its own retail sales centers throughout north and central Florida. Nobility also sells its manufactured homes on a wholesale basis to independent manufactured home retail dealers and manufactured home communities.

Manufactured Homes
------------------

               Nobility's homes are available in approximately 100 active models sold under the trade names "Kingswood," "Richwood," "Springwood," "Springwood Special," "Tropic Isle Special," "Regency Manor Special," "Tropic Manor," and "Special Edition." The homes, ranging in size from 672 to 2,259 square feet and containing from one to five bedrooms, are available in

               o single-wide widths of 14 and 16 feet ranging from 48 to 72 feet in length;

               o double-wide widths of 24, 26, 28 and 32 feet ranging from 32 to 76 feet in length; and

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

               Nobility's two manufacturing plants operated at an average of approximately 30% of their single shift capacity in fiscal 2001, representing an increase of approximately 5% from fiscal 2000.

               Nobility generally does not manufacture its homes to be held by it as inventory (except for model home inventory of its wholly-owned retail network subsidiary, Prestige Home Centers, Inc.), but, rather, manufactures its homes after receipt of orders. Although Nobility attempts to maintain a consistent level of production of homes throughout the fiscal year, seasonal fluctuations do occur, with sales of homes generally lower during the first fiscal quarter due to the holiday season.

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

Retail Sales
------------

               Prestige Home Centers, Inc. operates 17 retail sales centers in north and central Florida. Its principal executive offices are located at Nobility's headquarters in Ocala, Florida. Sales by Prestige accounted for 83.0%, 89.5% and 92.6% of Nobility's sales during fiscal 2001, 2000 and 1999, respectively.

               Each of Prestige's retail sales centers is located within 350 miles of Nobility's two manufacturing facilities. Prestige owns the land at three of its retail sales centers and leases the remaining 14 retail sales centers from unaffiliated parties under leases with terms of between one and three years with renewal options.

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

               In fiscal 1997, Nobility entered into a joint venture agreement with 21st Century Mortgage Corporation to provide financing to retail customers purchasing homes from Prestige. Additionally, financing for home purchases is provided by eight other independent sources that specialize in manufactured housing lending and numerous banks which finance manufactured home purchases. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources, nor does Prestige itself finance customers' new home purchases.

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

               Prestige's wholly-owned subsidiary, Mountain Financial, Inc., an independent insurance agent and mortgage broker, provides mortgage brokerage services, credit life, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes. Mountain Financial, Inc., receives a mortgage brokerage fee at the time a loan is originated and a commission on the insurance premium collected at the time an insurance policy is written and in future years if the homeowner renews the policy. Its revenues were approximately $241,000, $220,000 and $356,000 in fiscal 2001, 2000 and 1999, respectively.

Wholesale Sales to Independent Dealers and Manufactured Home Communities
------------------------------------------------------------------------

               Nobility currently sells its homes on a wholesale basis exclusively through four full-time salespersons to approximately 50 independent dealers. Nobility continues to seek new dealers in the areas in which it operates as there is ongoing turnover in the dealers with which it deals at any one time, especially with manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility's dealers other than its subsidiary, Prestige, are independent dealers that sell homes produced by several manufacturers. No independent dealer accounted for more than 10% of Nobility's total sales in fiscal 2001, 2000 or 1999.

               Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a "floor plan" basis where the financial institution obtains a security interest in all or part of the dealer's manufactured home inventory. Nobility from time to time enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer's default, Nobility will, at the lender's request, repurchase the home provided that Nobility's liability will not exceed the manufacturer's invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within one year after a home is sold to the dealer, and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale. Generally, repurchase is conditioned upon the dealer's insolvency. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. Nobility was not required to repurchase any homes during fiscal 2001, 2000 or 1999. For additional information, see Note 14 of "Notes to Consolidated Financial Statements." Nobility does not finance retail sales of new homes for customers of its independent dealers.

               Nobility does not generally offer consigned inventory programs or other credit terms to independent dealers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, Nobility may offer extended terms to unrelated park dealers who do a high volume of business with Nobility. In order to stimulate sales, Nobility sells homes to selected manufactured home communities for display on special terms. The high visibility of

Nobility's homes in such communities generates additional sales of its homes through such dealers.

Regulation
----------

               The manufacture, distribution and sale of homes is subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development has adopted national construction and safety standards that have priority over existing state standards. In addition, HUD regulations require that manufactured homes be constructed to more wind load and thermal standards. Compliance with these standards involves approval by a HUD approved engineering firm of engineering plans and specifications on all models. HUD's standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. Nobility also manufactures a small number of modular homes which are required to comply with the standard building code established by the Florida Department of Community Affairs.

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

Competition
-----------

               The manufactured home industry is highly competitive. The initial investment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry in the business vary from state to state. The bond requirement for Florida is $50,000. Nobility competes directly with other manufacturers, some of whom are both considerably larger and possess greater financial resources than Nobility. Based on number of units sold, Nobility ranks 6th in the state of Florida out of the top 45 manufacturers selling manufactured homes in the state. However, Nobility estimates that of those 45 manufacturers approximately 15 manufacture homes of the same type as Nobility and compete in the same market area. Nobility believes that it is generally competitive with most of those manufacturers in terms of price, service, warranty and product performance.

               According to statistics compiled by Statistical Surveys, Inc. from records on file with the State of Florida, Prestige has been one of the largest retail dealers of multi-section manufactured homes in Florida since 1994, based on number of home sales.

Employees
---------

               As of January 4, 2002, Nobility had 198 full-time employees, including 70 employed by Prestige. Approximately 93 employees are factory personnel compared to approximately 85 in such positions a year ago, and 99 are in management, administrative, supervisory, sales and clerical positions (including 64 management and sales personnel employed by Prestige) compared to approximately 98 a year ago. In addition, Nobility employs part-time employees when necessary.

               Nobility makes contributions toward employees' group health and life insurance and to the Nobility 401(k) plan. Nobility, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.


Item 2.  Properties
------   ----------

               As of November 3, 2001, Nobility owned and operated two manufacturing plants:

                                                           Depreciated Cost of
                                   Approximate             Plant and Property
    Location                          Size                 at November 3, 2001
    --------                      --------------           -------------------

Belleview, Florida                33,500 sq. ft.               $221,685
Ocala, Florida(1)                 72,000 sq. ft.                673,235
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

               Prestige has acquired the properties on which its Pace, Panama City and Yulee, Florida retail sales centers are located. Prestige leases the property for its other 14 retail sales centers.

Item 3.  Pending Legal Proceedings
------   -------------------------

               Certain claims and suits arising in the ordinary course of business have been filed or are pending against Nobility or Prestige. In the opinion of management, any related liabilities that might arise would be covered under terms of Nobility's liability insurance policies or would not have a material adverse impact on Nobility's financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

               None

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
------  ------------------------------------------------------------------------

               Nobility's common stock is listed on the Nasdaq National Market under the symbol NOBH. The following table shows the range of high and low sales prices for the common stock for each fiscal quarter of 2001 and 2000.

                                         Fiscal Year End
                 ---------------------------------------------------------------
Fiscal               November 3, 2001                    November 4, 2000
Quarter            High             Low              High                Low
-------            ----             ---              ----                ---

1st              $ 7.06          $ 5.50              $6.00             $5.00
2nd                7.00            5.69               5.75              5.13
3rd               10.24            6.45               6.00              4.88
4th                9.38            7.89               6.50              5.31
-------------------------------

               At January 29, 2002, the approximate number of record holders of common stock was 236 (not including individual participants in security position listings).

               The payment of cash dividends is within the discretion of Nobility's board of directors and will depend, among other factors, on Nobility's earnings, capital requirements and operating and financial condition. During fiscal 2001, 2000 and 1999, no cash dividends were paid.

Item 6.  Selected Financial Data
------   -----------------------

               The following table sets forth Selected Financial Data for each of Nobility's last five fiscal years. This information should be read in conjunction with Nobility's consolidated financial statements (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

                                                                              Years Ended(1)
------------------------------------------------------------------------------------------------------------------------------
                                November 3,            November 4        November 6,          October 31,        November 1,
                                    2001                  2000              1999                 1998               1997
                                                                  (In thousands except per share data)
                               -----------------------------------------------------------------------------------------------
Total net sales                $   30,288             $   29,565         $    40,353          $   44,830         $   41,696
Income from
  operations                        3,000                  1,874               3,386               5,844              4,759
Other income                          913                  1,650               1,080                 538                206
Net income                          2,478                  2,268               2,792               3,941              3,038
Weighted
  average shares
  outstanding
     Basic                      4,200,863              4,610,220           4,819,823           4,894,542          4,899,051
     Diluted                    4,286,778              4,610,220           4,839,659           4,988,506          4,910,157
Earnings per
  share(2)
     Basic                            .59                    .49                 .58                 .81                .62
     Diluted                          .58                    .49                 .58                 .79                .62

Total assets                       25,741                 23,843              23,122              22,803             18,941
Long term
  obligations                         -0-                    -0-                 -0-                 -0-                -0-
Stockholders'
  equity                           21,724                 21,025              20,437              18,674             15,294
Cash dividends
  per common                          -0-                    -0-                 -0-                 -0-                -0-
  share
-----------------------------

(1) Nobility's fiscal year ends on the first Saturday on or after October 31. The years ended November 3, 2001, November 4, 2000, October 31, 1998, and November 1, 1997, consisted of a fifty-two week period and the year ended November 6, 1999, consisted of a fifty-three week period.

(2) On February 19, 1999 a 10% stock dividend was paid and on February 20, 1998 a three-for-two stock split in the form of a 50% stock dividend was paid to shareholders. Per share amounts in the table have been restated to give effect to these stock dividends.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   -----------------------------------------------------------------
         Results of Operations
         ---------------------

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

               Nobility sold 729 homes in fiscal 2001, of which 229 homes, representing sales of $4,480,973, were sold to independent dealers. In fiscal 2000, of the 625 homes sold by Nobility, 124 homes were sold to independent dealers, representing sales of $2,508,440. In fiscal 1999, of the 884 homes sold by Nobility, 109 homes were sold to independent dealers, representing sales of $2,357,721. The balance of Nobility's sales in fiscal 2001, 2000 and 1999, representing 83.0%, 89.5% and 92.6% of net sales, respectively, were made on a retail basis through Prestige's retail centers.

               Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal 2001, 2000 and 1999, Nobility's product mix was affected by the number of "Special Edition" homes marketed by Prestige and by larger, more expensive multi-wide homes resulting from the availability of varied types of financing at competitive rates. Most family buyers today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the buyers who reside in manufactured housing communities.

               Nobility's Majestic 21 joint venture with 21st Century Mortgage Corporation provides mortgage financing to retail customers who purchase Nobility's manufactured homes at Prestige retail sales centers. This joint venture, which originates and services loans, has given Prestige more control over the financing aspect of the retail home sales process and allowed it to offer better service to its retail customers. Management believes that the joint venture gives Prestige an additional potential for profit by providing finance products to retail customers. In addition, management believes that Prestige has more input in the design of unique finance programs for prospective homebuyers, and that the joint venture has resulted in more profitable sales at its Prestige retail sales centers. In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers. Prestige also maintains eight outside financing sources that provide financing to retail homebuyers for its manufactured homes.

               Through its wholly-owned subsidiary, Mountain Financial, Inc., an independent insurance agency and mortgage broker, Prestige offers credit life and homeowners insurance, service warranty products and brokering of mortgage loans to the retail customers.

               The years ended November 3, 2001 and November 4, 2000 consisted of a fifty-two (52) week period while the year ended November 6, 1999 consisted of a fifty-three (53) week period.

Results of Operations
---------------------

               Total net sales in fiscal year 2001 were $30,287,663 compared to $29,565,434 in fiscal 2000 and $40,353,254 in fiscal 1999. Compared to the prior year, net sales increased 2.4% in fiscal 2001, and declined 26.7% in fiscal 2000 and 9.9% in fiscal 1999. Fourth quarter and fiscal year 2001 results reflect adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) on revenue recognition, which includes a reduction in sales of $200,556 and $658,510 in the fourth quarter and fiscal year 2001, respectively, and includes recognition of a $77,439 after tax charge to net income for the cumulative effect of adopting SAB 101 as of November 5, 2000. The increased sales in fiscal 2001 were primarily due to a 76.0% increase in sales to outside park dealers as a result of aggressively pursuing that market. Prestige same store revenues declined 5.4% in fiscal year 2001. The decline in Prestige sales in fiscal year 2001 from the comparable period in fiscal 2000 was primarily due to a very competitive market caused by the industry's excess retail inventory. The excess inventory had developed from industry growth of new retail locations that has outpaced consumer demand plus an increase in the number of repossessions returning to the marketplace. Tighter credit standards and management's decision not to discount homes to maintain sales volume also adversely impacted sales. These same factors were largely responsible for Prestige's decline in sales for fiscal year 2000. The decline in sales revenue in fiscal 1999 was primarily due to approximately $5,000,000 less sales to independent dealers resulting in large part from increased competition.

               With an improving economy, better consumer confidence, and continued low interest rates forcasted by many in 2002, management expects the demand for our homes to improve as the industry's excess home inventory, repossessions and retail sales centers are reduced.

               Combined industry-wide shipments of multi-section and single section homes for the first ten months of calendar 2001 declined approximately 26.3% from the like period last year and declined 26.0% in calendar 2000 and 4.7% in calendar 1999. Florida combined industry shipments of multi-section home and single-section homes in the first ten months of calendar 2001 declined approximately 6.2% from the like period last year and declined 29.9% in calendar 2000 and 10.8% in calendar 1999. Approximately 95% of Nobility's home sales are multi-section homes.

               Gross profit as a percentage of net sales was 27.9% in fiscal 2001 compared to 25.7% in fiscal 2000 and 26.1% in fiscal 1999. The increase in gross profit for fiscal year 2001 was primarily as a result of lower material costs in manufacturing and improved operations at retail. The $2,957,802 decline in gross profit, from 26.1% to 25.7% of net sales, for fiscal year 2000 and $1,538,486 decline, from 26.9% to 26.1% of net sales, for fiscal year 1999 were primarily due to the lower sales volume and a decline in Nobility's outside dealer sales, respectively.

               Selling, general and administrative expenses as a percent of net sales were 18.0% in fiscal 2001 compared to 19.0% in fiscal 2000 and 17.4% in fiscal 1999. The decrease in selling, general and administrative expenses, as a percent of net sales, in fiscal year 2001 was primarily due to reduced general and administrative cost at the manufacturing plants. The increase in selling, general and administrative expenses, as a percent of net sales, in fiscal year 2000 and 1999 was due to the fixed overhead cost associated with the lower sales volume and increased expenses from the seven new retail sales centers added during the fourth quarter of fiscal 1998, respectively.

               Prestige recorded an impairment adjustment to goodwill in the amount of $89,000 in fiscal year 2000 and $154,000 in fiscal 1999 in connection with the closing of under performing retail sales centers.

               Other income for fiscal 2001 was $913,451 of which $365,029 was from interest income on cash equivalents and $285,534 was from Nobility's equity in the earnings from the Majestic 21 joint venture. In 2001, Nobility received $200,000 in payments from TLT Communities against $752,654 of advances that are non-interest bearing and which have been fully reserved since 1991. Other income for fiscal 2000 was $1,649,590 of which $355,845 was from interest income on cash equivalents, $380,208 was from Nobility's equity in the earnings from the Majestic 21 joint venture and $766,100 in payments from TLT Communities. Other income for fiscal 1999 was $1,080,265 of which $208,834 was from interest income on cash equivalents, $388,495 was from Nobility's equity in the earnings from the Majestic 21 joint venture and $400,000 in payments from TLT Communities.

               As a result of the factors discussed above, earnings for fiscal 2001 were $2,477,913 or $.58 per diluted share compared to $2,268,103 or $.49 per share for fiscal 1999 and $2,791,540 or $.58 per diluted share for fiscal 1999.

Liquidity and Capital Resources
-------------------------------

               Cash and cash equivalents were $11,005,012 at November 3, 2001 compared to $9,828,122 at November 4, 2000. Working capital was $15,939,196 at November 3, 2001, compared to $15,111,253 at November 4, 2000. Nobility owns the entire inventory for the Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $7,606,911 at November 3, 2001, from $7,037,495 at November 4, 2000 primarily due to the adoption of SAB 101.

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

               Nobility repurchased in the open market 277,500 shares of its common stock for $1,779,182 during fiscal year 2001 and 309,900 shares of its common stock for $1,679,923 in fiscal year 2000.

               Nobility maintains a revolving credit agreement with a major bank providing for borrowings up to $2,500,000 with an option to increase the line to $4,000,000. At November 3, 2001 and November 4, 2000, there were no amounts outstanding under this agreement.

               Consistent with normal practice, Nobility's operations are not expected to require significant capital expenditures during fiscal 2002. Working capital requirements for the home inventory for existing and any new retail sales centers will be met with internal sources.

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

Item 8.  Consolidated Financial Statements and Supplementary Data
------   --------------------------------------------------------

               Financial statements incorporated herein from Nobility's 2001 Annual Report to Shareholders are attached as Exhibit 13 and are listed at Part IV, Item 13(a), "Consolidated Financial Statements and Schedules."

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------

               None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

               Information concerning Nobility's directors is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2002 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 3, 2002.

               The following table provides the names, ages and business experience for the past five years for each of Nobility's executive officers. Executive officers are each elected for one year terms.

Executive Officers
------------------

Terry E. Trexler (62)           Chairman of the Board and President; Mr. Trexler
                                is also President of TLT; from April 1996 to March 1997, Mr. Trexler was a director of Citizens National Bank and its subsidiary, Citi-Bancshares, Inc. and was
                                Chairman of the Board of Citizens First
                                Bancshares, Inc. and its subsidiary, Citizens
                                First Bank of Ocala prior to its acquisition in April 1996.

Thomas W. Trexler (38)          Executive Vice President and Chief Financial
                                Officer since December 1994 and a director since
                                February 1993; President of Prestige Insurance
                                Services, Inc. since August 1992; President of
                                Prestige since June 1995 and Vice President from
                                1991 to June 1995; director of Prestige and Vice
                                President and director of TLT since September
                                1991.

Edward C. Sims (55)             Vice President of Engineering.

Jean Etheredge (56)             Secretary.

Lynn J. Cramer, Jr. (56)        Treasurer.

               Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility's President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Item 11. Executive Compensation
-------  ----------------------

               Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2002 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 3, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

               Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2002 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 3, 2002.

Item 13. Certain Relationships and Related Transactions
-------  ----------------------------------------------

               Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2002 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 3, 2002.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

    (a)  Consolidated Financial Statements and Schedules:

         Report of PricewaterhouseCoopers LLP

         Consolidated Balance Sheets at November 3, 2001 and November 4, 2000

         Consolidated Statements of Income for the Years Ended November 3, 2001, November 4, 2000 and November 6, 1999

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 3, 2001, November 4, 2000 and November 6, 1999

         Consolidated Statements of Cash Flows for the Years Ended November 3, 2001, November 4, 2000 and November 6, 1999

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

                * (b) Stock Incentive Plan (filed as an exhibit to Nobility's registration statement on Form S-8, registration no. 333-44769, and incorporated herein by reference).

--------------------------
               * Management Remuneration Plan.

                  (c) Revolving Credit Agreement dated April 18, 2001 with SunTrust Bank, a Georgia state-chartered bank.

                  (d) Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds.

         13. Consolidated Financial Statements from 2001 Annual Report to Shareholders.

         21.      Subsidiaries of Nobility.

         23.      Consent of PricewaterhouseCoopers LLP.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOBILITY HOMES, INC.


DATE:  February 1, 2002                By:   /s/ Terry E. Trexler
                                          --------------------------------------
                                          Terry E. Trexler, Chairman, President
                                          and Chief Executive Officer


DATE:  February 1, 2002                By:   /s/ Thomas W. Trexler
                                          --------------------------------------
                                          Thomas W. Trexler, Executive
                                          Vice President and
                                          Chief Financial Officer


DATE:  February 1, 2002                By:  /s/ Lynn J. Cramer, Jr.
                                          --------------------------------------
                                          Lynn J. Cramer, Jr., Treasurer and
                                          Principal Accounting Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:  February 1, 2002                /s/ Terry E. Trexler
                                       -----------------------------------------
                                       Terry E. Trexler, Director

DATE:  February 1, 2002                /s/ Richard C. Barberie
                                       -----------------------------------------
                                       Richard C. Barberie, Director

DATE:  February 1, 2002                /s/ Robert Holliday
                                       -----------------------------------------
                                       Robert Holliday, Director

DATE:  January 29, 2002                /s/ Robert P. Saltsman
                                       -----------------------------------------
                                       Robert P. Saltsman, Director

DATE:  February 1, 2002                /s/ Thomas W. Trexler
                                       -----------------------------------------
                                       Thomas W. Trexler, Director

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

               * (b) Stock Incentive Plan (filed as an exhibit to Nobility's registration statement on Form S-8, registration no. 333-44769, and incorporated herein by reference).

                 (c) Revolving Credit Agreement dated April 18, 2001 with SunTrust Bank, a Georgia state-chartered bank.

                 (d) Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds.

        13. Consolidated Financial Statements from 2001 Annual Report to Shareholders.

        21.      Subsidiaries of Nobility.

        23.      Consent of PricewaterhouseCoopers LLP.


________________________

               * Management Remuneration Plan.