Form 10-Q
period 2002-02-02
NOBILITY HOMES INC
filed 2002-03-19
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended February 2, 2002

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


The number of shares outstanding of each of the issuer's classes of common equity as of March 19, 2002 was 4,124,513.

                              NOBILITY HOMES, INC.
                                      INDEX
                                                                           Page
                                                                          Number

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of February 2, 2002 and
          November 3, 2001                                                   3

          Consolidated Statements of Income for the three months ended
          February 2, 2002 and February 3, 2001                              4

          Consolidated Statements of Cash Flows for three months ended
          February 2, 2002 and February 3, 2001                              5

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Conditions                                8

PART II.  Other Information and Signatures                                  10

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits

                              PART I. FINANCIAL INFORMATION

                                  NOBILITY HOMES, INC.
                               CONSOLIDATED BALANCE SHEETS

                                                            February 2, 2002   November 3, 2001
                                                            ----------------   ----------------
ASSETS                                                         (Unaudited)
------
Current Assets:
     Cash and cash equivalents                                 $ 10,619,901      $ 11,005,012
     Accounts receivable - trade                                    543,899           374,145
     Inventories                                                  7,231,206         7,606,911
     Deferred income taxes                                          708,600           708,600
     Prepaid expenses and other current assets                      552,591           261,937
                                                               ------------      ------------

          Total current assets                                   19,656,197        19,956,605

Property, plant and equipment, net                                2,931,582         2,625,597
Investment in joint venture - Majestic 21                           907,559           802,175
Deferred income taxes - noncurrent                                   33,600            33,600
Other assets                                                      2,338,135         2,323,134
                                                               ------------      ------------

          Total assets                                         $ 25,867,073      $ 25,741,111
                                                               ============      ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $    937,073      $  1,114,244
     Accrued expenses and other current liabilities               1,846,281         2,166,706
     Accrued compensation                                           317,331           410,906
     Income taxes payable                                           613,225           325,553
                                                               ------------      ------------

          Total current liabilities                               3,713,910         4,017,409
                                                               ------------      ------------

Commitments and contingencies liabilities

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                --                --
     Common stock, $.10 par value, 10,000,000
         shares authorized;  5,364,907 shares issued                536,491           536,491
     Additional paid in capital                                   8,629,144         8,629,144
     Retained earnings                                           19,879,915        19,286,981
     Less treasury stock at cost, 1,240,394 and
          1,220,469 shares, respectively, in 2002 and 2001       (6,892,387)       (6,728,914)
                                                               ------------      ------------

          Total stockholders' equity                             22,153,163        21,723,702
                                                               ------------      ------------

          Total liabilities and stockholders' equity           $ 25,867,073      $ 25,741,111
                                                               ============      ============

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                   Three Months Ended
                                                                   ------------------
                                                              February 2,       February 3,
                                                                  2002             2001
                                                             --------------   --------------
Net sales                                                      $ 8,244,123      $ 5,305,224
Net sales - related parties                                         44,325             --
                                                               -----------      -----------

      Total net sales                                            8,288,448        5,305,224

Cost of goods sold                                              (6,180,373)      (3,827,012)
                                                               -----------      -----------

      Gross profit                                               2,108,075        1,478,212

Selling, general and administrative expenses                    (1,381,285)      (1,277,300)


      Operating income                                             726,790          200,912
                                                               -----------      -----------

Other income:
    Interest income                                                 58,650          131,534
    Undistributed earnings in joint venture -  Majestic 21         105,384           74,081
    Gain on recovery of TLT, Inc. note receivable                     --            100,000
    Miscellaneous income                                             4,110           12,302
                                                               -----------      -----------
                                                                   168,144          317,917
                                                               -----------      -----------

Income before provision for income taxes                           894,934          518,829

Provision for income taxes                                        (302,000)        (234,000)
                                                               -----------      -----------

Income before cumulative effect adjustment                         592,934          284,829
Cumulative effect adjustment, net of tax                              --            (77,439)
                                                               -----------      -----------

      Net income                                               $   592,934      $   207,390
                                                               ===========      ===========

Average shares outstanding
    Basic                                                        4,132,133        4,232,358
    Diluted                                                      4,149,232        4,232,358

Earnings per share
    Basic                                                      $       .14      $       .04
    Diluted                                                    $       .14      $       .04

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                       Three Months Ended
                                                                       ------------------
                                                                  February 2,       February 3,
                                                                      2002              2001
                                                                 --------------    --------------
Cash flows from operating activities:
    Net income                                                    $    592,934      $    207,390
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Cumulative effect of accounting change                            --              77,439
        Depreciation and amortization                                   46,113            47,261
        Impairment adjustment of goodwill                                 --                --
        Gain on recovery of TLT, Inc. note receivable                     --            (100,000)
        Undistributed earnings in joint venture - Majestic 21         (105,384)          (74,081)
        Increase in cash surrender value of life insurance             (15,000)          (25,000)
        Decrease (increase) in:
           Accounts receivable - trade                                (169,754)         (219,882)
           Inventories                                                 375,705          (473,376)
           Prepaid expenses and other current assets                  (290,654)         (177,220)
        (Decrease) increase in:
           Accounts payable                                           (177,171)         (262,469)
           Accrued expenses and other current liabilities             (320,425)          (22,102)
           Accrued compensation                                        (93,575)          (69,462)
           Income taxes payable                                        287,672           233,997
                                                                  ------------      ------------
    Net cash provided by (used in) operating activities                130,461          (857,505)
                                                                  ------------      ------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                         (352,099)          (48,055)
    Collection of TLT,Inc. note receivable                                --             100,000
                                                                  ------------      ------------
    Net cash provided by (used in) investing activities               (352,099)           51,945
                                                                  ------------      ------------

Cash flows from financing activities:
    Purchase of treasury stock                                        (163,473)       (1,162,199)
                                                                  ------------      ------------
    Net cash used in financing activities                             (163,473)       (1,162,199)
                                                                  ------------      ------------

Decrease in cash and cash equivalents                                 (385,111)       (1,967,759)

Cash and cash equivalents at beginning of quarter                   11,005,012         9,828,122
                                                                  ------------      ------------

Cash and cash equivalents at end of quarter                       $ 10,619,901      $  7,860,363
                                                                  ============      ============

Supplemental disclosure of cash flow information

    Interest Paid                                                 $       --        $       --
                                                                  ============      ============
    Income taxes paid                                             $    100,000      $       --
                                                                  ============      ============

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended February 2, 2002 are not necessarily indicative of the results of the full fiscal year.

       Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations governing Form 10-Q. The condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 3, 2001 Form 10-K Annual Report.

       Effective November 5, 2000, the Company adopted the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Satements" ("SAB 101") and recorded a charge of $77,439 as a cumulative effect of an accounting change as of that date. Under its previous accounting policy the Company recognized revenue for the majority of retail sales upon, receipt of a downpayment, construction of the home was complete, title had passed to the retail home buyer and funds had been deposited into the Company's account. For wholesale home sales to independant dealers, the Company recognized revenue based upon shipment of the home since risk of loss passed to the independant dealer at that time.

       In adopting the provisions of SAB 101, the Company now recognizes retail sales based upom occurance of all of the above conditions plus delivery and set up of the home at the retail home buyer's site, and completion of any other significant obligations. The Company now recognizes wholesale home sales to independant dealers upon receiving wholesale floor plan financing or establishing retailer credit approval for terms, shipping of the home, and transferring title and risk of loss to the independant dealer. As required by SAB 101 the Company has restated its previously reported financial statements for the first quarter of 2001 to include the effects of the accounting change and to apply the provisions of SAB 101 to the quarter.


2.     Inventories

       Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at February 2, 2002 and November 3, 2001 are summarized as follows:

                                          February 2,             November 3,
                                              2002                    2001
                                        ----------------       -----------------

       Raw materials                          $ 533,243               $ 483,945
       Work-in-process                          118,830                 115,240
       Finished homes                         6,243,141               6,586,909
       Pre-owned manufactured homes             206,396                 242,485
       Model home furniture and other           129,596                 178,332
                                        ----------------       -----------------
                                             $7,231,206              $7,606,911
                                        ================       =================

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


                                            Three Months Ended
                                         February 2,    February 3,
                                            2002           2001
                                        ------------   ------------

Net income                               $  592,934     $  207,390
                                         ==========     ==========

Weighted average shares outstanding:
     Basic                                4,132,133      4,232,358
     Add:  common stock equivalents          17,099           --
                                         ----------     ----------

     Diluted                              4,149,232      4,232,358
                                         ==========     ==========

Earnings per share:
     Basic and Diluted                   $     0.14     $     0.04
                                         ==========     ==========

3.     Affiliated Entities

       The amounts previously paid by TLT, Inc. to the Company have been recorded as a gain on recovery of the fully reserved TLT, Inc. note receivable in the consolidated financial statements. The balance of the reserved advances at February 2, 2002 was approximately $553,000. In the first three months of 2001, TLT, Inc. paid $100,000 to the Company.

4.     Critical Accounting Policies and Estimates
       The Company currently only applies judgment and estimates, which may have a material effect on the eventual outsome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

       Revenue Recognition
       The Company recognizes revenue for the majority of retail sales upon its receipt of a down payment, completion of the home, title has passed to the retail home buyer, funds have been deposited into the companies account, delivery and setup of the home at the retail home buyers site, and completion of any other significant obligations. The company recognizes sales to independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer.

       Goodwill
       The Company acquired in 1995, 1997 and 1998 retail sales center using the purchase method. As a result, goodwill is reflected on the consolidated balance sheets. A valuation based on the cash flow method was performed and it was determined that the value of the goodwill and the net assets in the accounts exceeded the estimated cash flow valuation. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions.

       Vendor Rebates
       The Company receives a volume rebate based upon reaching a certain level of purchased materials during a certain period of time. Volume rebates are determined based upon annual purchases, and are adjusted quarterly to determined in the accrued volume rebate is applicable.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations

       Three months ended February 2, 2002 compared to three months ended February 3, 2001 are as follows. As required by SAB 101 the Company has restated its previously reported financial statements for the first quarter of 2001 to include the effects of the accounting change and to apply the provisions of SAB 101 to the quarter.

       The sales for the first quarter of fiscal 2002 increased approximately $3 million over the comparable prior year quarter. Sales to independent dealers increased in fiscal 2002 by 51 units and retail sales increased by 24 units primarily as a result of the timing of recognition of the sale as required under SAB 101. The industry continues to be affected by excess retail inventory, high repossession rate, tight retail credit standards and uncertain economic conditions. In the near term, management anticipates continued pressure on both sales and earnings resulting from there factors, but remain convinced that our specific geographic market is one of the best long-term growth areas in the country.

       Gross profit reflects gross profit earned on all sales at retail as well as the manufacturing gross profit sales of units manufactured by the Company. Gross profit as a percentage of net sales was 25.4% in the first quarter of 2002 compared to 27.9% for the same period last year. The decrease in gross profit in the first quarter of 2002 as a percent of net sales was primarily due to the higher overhead costs at the manufacturing plants.

       Selling, general and administrative expenses, as a percentage of net sales, was 16.7% in the first quarter of 2002 compared to 24.1% for the same period last year. The increase in sales in first quarter 2002 over first quarter 2001 did not have a significant impact on selling, general and administrative expenses, because most these expenses are fixed except for accrued compensation expenses.

       The Company earned $58,650 for the first quarter of 2002 from interest on cash equivalents as compared to $131,534 same quarter last year. The decrease in interest income in the current quarter was a result of lower interest rates. The Company received a $100,000 payment from TLT, Inc. during first quarter 2001.

       Majestic 21 is a financing joint venture accounted for under the equity method of accounting. The Company earned from Majestic 21 $105,384 in the first quarter of 2001 as compared to $74,081 in the same quarter a year ago. Income reported for Majestic 21 results from our 50% share of the equity in the earnings of this joint venture. Income for the joint venture fluctuates due to loan origination volume, foreclosure/repossession frequency and the severity of loss on the re-sale of the foreclosed units. The Company believes that its historical loss experience has been favorably affected by its ability to resell foreclosed/repossessed units through its retail sales centers.

       Income tax difference between first quarter 2002 and first quarter 2001 is primarily due to state income taxes.

       As a result of the factors discussed above, net income for the first quarter of 2002 was $592,934 or $.14 per share, compared to $207,390 or $.04 per share in the first quarter of 2001.

Liquidity and Capital Resources

Cash and cash equivalents were $10,619,901 at February 2, 2002 compared to $11,005,012 as of November 3, 2001. Inventories decreased to $7,231,206 at February 2, 2002, from $7,606,911 at November 3, 2001 primarily due to the adoption of SAB 101. Prepaid expenses increased $290,654 since fiscal year end 2001, primarily due to prepaid expenses paid on retail homes that have been sold, but not included in sales because the contract has not been funded, or the home has not been delivered or completely setup at the retail home buyer's site.

The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $2,500,000 with an option to increase the line to $4,000,000. At February 2, 2002 and November 3, 2001, there were no amounts outstanding under this agreement.

Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal year 2002 or thereafter. Working capital requirements for the home inventory for existing and any new sales centers and improvements to the manufacturing facilities will be met with internal sources.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

Critical Accounting Policies and Estimates
The Company currently only applies judgment and estimates, which may have a material effect on the eventual outsome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

Revenue Recognition
The Company recognizes revenue for the majority of retail sales upon its receipt of a down payment, completion of the home, title has passed to the retail home buyer, funds have been deposited into the companies account, delivery and setup of the home at the retail home buyers site, and completion of any other significant obligations. The company recognizes sales to independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer.

Goodwill
The Company acquired in 1995, 1997 and 1998 retail sales center using the purchase method. As a result, goodwill is reflected on the consolidated balance sheets. A valuation based on the cash flow method was performed and it was determined that the value of the goodwill and the net assets in the accounts exceeded the estimated cash flow valuation. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions.

Vendor Rebates
The Company receives a volume rebate based upon reaching a certain level of purchased materials during a certain period of time. Volume rebates are determined based upon annual purchases, and are adjusted quarterly to determined in the accrued volume rebate is applicable.

Forward Looking Statements

        Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, contined excess retail inventory, changes in market demand, changes in interest rates, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

               Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 through Item 3 and Item 5

Item 4.  Submission of Matters to a Vote of Securtiy Holders.

       a) The annual Meeting of the Shareholders was held on March 1, 2002. The only matter to come before the meeting was the election of directors.

       b)     The vote to elect a board of five directors was as follows:

                                     For        Against    Abstain     Not Voted
           Terry E. Trexler       3,929,191        0        5,451      189,448
           Richard C. Barberie    3,928,431        0        6,211      189,448
           Robert P. Holliday     3,932,190        0        2,452      189,448
           Robert P. Saltsman     3,932,025        0        2,617      189,448
           Thomas W. Trexler      3,929,191        0        5,451      189,448


Item 6.       Exhibits None

                                   Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NOBILITY HOMES, INC.


DATE:         March 19, 2002                 By:     /s/  Terry E. Trexler
                                             -----------------------------------
                                               Terry E. Trexler, Chairman,
                                               President and Chief
                                               Executive Officer


DATE:         March 19, 2002                 By:    /s/   Thomas W. Trexler
                                             -----------------------------------
                                               Thomas W. Trexler, Executive
                                               Vice President, Chief Financial
                                               Officer



DATE:         March 19, 2002                 By:    /s/   Lynn J. Cramer, Jr.
                                             -----------------------------------
                                               Lynn J. Cramer, Jr., Treasurer
                                               and Principal Accounting Officer