Form 10-Q
period 2002-05-04
NOBILITY HOMES INC
filed 2002-06-13
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended May 4, 2002

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


The number of shares outstanding of each of the issuer's classes of common equity as of June 12, 2002 was 4,124,513.

                              NOBILITY HOMES, INC.
                                      INDEX
                                                                           Page
                                                                          Number

PART I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets as of May 4, 2002
              and November 3, 2001                                            3

              Consolidated Statements of Income for the three
              and six months ended May 4, 2002 and May 5, 2001                4

              Consolidated Statements of Cash Flows for three
              and six months ended May 4, 2002 and May 5, 2001                5

              Notes to Consolidated Financial Statements                      6

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Conditions                             8

PART II.      Other Information and Signatures                               10


Item 6.       Exhibits

                          PART I. FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   May 4, 2002          November 3, 2001
                                                                                ------------------     ------------------
ASSETS                                                                            (Unaudited)
------

Current Assets:
     Cash and cash equivalents                                                  $    10,763,348        $    11,005,012
     Accounts receivable - trade                                                      1,270,097                374,145
     Inventories                                                                      7,367,546              7,606,911
     Deferred income taxes                                                              708,600                708,600
     Prepaid expenses and other current assets                                          388,798                261,937
                                                                                 --------------         --------------

          Total current assets                                                       20,498,389             19,956,605

Property, plant and equipment, net                                                    2,906,740              2,625,597
Investment in joint venture - Majestic 21                                               946,680                802,175
Deferred income taxes - noncurrent                                                       33,600                 33,600
Other assets                                                                          2,353,135              2,323,134
                                                                                     ----------         --------------

          Total assets                                                          $    26,738,544        $    25,741,111
                                                                                 ==============         =============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $       991,614        $     1,114,244
     Accrued expenses and other current liabilities                                   2,110,420              2,166,706
     Accrued compensation                                                               485,288                410,906
     Income taxes payable                                                               227,225                325,553
                                                                                 --------------         --------------

          Total current liabilities                                                   3,814,547              4,017,409
                                                                                 --------------         --------------

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                       -                      -
     Common stock, $.10 par value, 10,000,000
         shares authorized;  5,364,907 shares issued                                    536,491                536,491
     Additional paid in capital                                                       8,629,144              8,629,144
     Retained earnings                                                               20,650,749             19,286,981
     Less treasury stock at cost, 1,240,394 and
          1,220,469 shares, respectively, in 2002 and 2001                           (6,892,387)            (6,728,914)
                                                                                 --------------         --------------

          Total stockholders' equity                                                 22,923,997             21,723,702
                                                                                 --------------         --------------

          Total liabilities and stockholders' equity                            $    26,738,544        $    25,741,111
                                                                                 ==============         =============


         The accompanying notes are an integral part of these statements

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                              Three Months Ended                  Six Months Ended
                                                              ------------------                  ----------------
                                                             May 4,            May 5,           May 4,            May 5,
                                                              2002              2001             2002              2001
                                                         ---------------   ---------------   --------------   ---------------

Net sales                                               $   8,945,759      $   7,350,291     $  17,189,882     $  12,655,515
Net sales - related parties                                        -               8,895            44,325             8,895
                                                         ------------       ------------      ------------      ------------

      Total net sales                                       8,945,759          7,359,186        17,234,207        12,664,410

Cost of goods sold                                         (6,588,885)       ( 5,254,121)      (12,769,258)       (9,081,133)
                                                         ------------       ------------      ------------      ------------

      Gross profit                                          2,356,874          2,105,065         4,464,949         3,583,277

Selling, general and administrative expenses               (1,360,354)        (1,282,967)       (2,741,639)       (2,560,267)
                                                         ------------       ------------      ------------      ------------

      Operating income                                        996,520            822,098         1,723,310         1,023,010
                                                         ------------       ------------      ------------      ------------

Other income:
    Interest income                                            42,272             77,382           100,923           208,916
    Undistributed earnings in joint venture -
      Majestic 21                                              39,121             40,015           144,506           114,096
    Gain on recovery of TLT, Inc. note receivable             100,000                  -           100,000           100,000
    Miscellaneous                                               6,921               (251)           11,029            12,051
                                                         ------------       ------------      ------------      ------------
                                                              188,314            117,146           356,458           435,063
                                                         ------------       ------------      ------------      ------------

Income before provision for income taxes                    1,184,834            939,244         2,079,768         1,458,073

Provision for income taxes                                   (414,000)          (322,000)         (716,000)         (556,000)
                                                         ------------       ------------      ------------      ------------

Net income before cumulative effect adjustment                770,834            617,244         1,363,768           902,073
Cumulative effect adjustment, net of tax                            -                  -                 -           (77,439)
                                                         ------------       ------------      ------------      ------------
    Net income                                          $     770,834      $     617,244     $   1,363,768     $     824,634
                                                         ============       ============      ============      ============

Weighted average shares outstanding
    Basic                                                   4,124,513          4,208,096         4,128,323         4,220,222
    Diluted                                                 4,154,393          4,208,096         4,152,034         4,220,222

Earnings per share
    Basic                                               $         .19      $         .15     $         .33     $         .20
    Diluted                                             $         .19      $         .15     $         .33     $         .20


    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                                  May 4,              May 5,
                                                                                   2002                2001
                                                                             -----------------   -----------------

Cash flows from operating activities:
    Net income                                                                 $ 1,363,768        $    824,634
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Cumulative effect of accounting change                                           -              77,439
        Depreciation and amortization                                               92,226             109,560
        Gain on recovery of TLT, Inc. note receivable                             (100,000)           (100,000)
        Undistributed earnings in joint venture - Majestic 21                     (144,506)           (114,096)
        Increase in cash surrender value of life insurance                         (30,000)            (50,000)
        Decrease (increase) in:
           Accounts receivable - trade                                            (895,952)            444,854
           Inventories                                                             239,365          (1,141,489)
           Prepaid expenses and other current assets                              (126,861)           (255,905)
        (Decrease) increase in:
           Accounts payable                                                       (122,630)           (328,503)
           Accrued expenses and other current liabilities                          (56,286)            845,667
           Accrued compensation                                                     74,382            (142,279)
           Income taxes payable                                                    (98,328)            428,067
                                                                                ----------         -----------
    Net cash provided by operating activities                                      195,178             597,949
                                                                                ----------         -----------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                     (373,369)            (84,406)
                                                                                ----------         -----------
    Net cash used in investing activities                                         (373,369)            (84,406)
                                                                                ----------         -----------

Cash flows from financing activities:
    Purchase of treasury stock                                                    (163,473)         (1,445,668)
    Collection of TLT, Inc. note receivable                                        100,000             100,000
                                                                                ----------         -----------
    Net cash used in financing activities                                          (63,473)         (1,345,668)
                                                                                ----------         -----------

Decrease in cash and cash equivalents                                             (241,664)           (832,125)

Cash and cash equivalents at beginning of year                                  11,005,012           9,828,122
                                                                                ----------         -----------

Cash and cash equivalents at end of quarter                                    $10,763,348        $  8,995,997
                                                                                ==========         ===========

Supplemental disclosure of cash flow information

    Income taxes paid                                                          $   925,000        $     45,000
                                                                                ==========         ===========



    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 4, 2002 are not necessarily indicative of the results of the full fiscal year.

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

        Effective November 5, 2000, the Company adopted the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Satements" ("SAB 101") and recorded a charge of $77,439 as a cumulative effect of an accounting change as of that date. Under its previous accounting policy, the Company recognized revenue for the majority of retail sales upon its receipt of a downpayment, completion of the home, title had passed to the retail home buyer and funds had been deposited into the Company's account. For sales to independent dealers, the Company recognized revenue based upon shipment of the home since risk of loss passed to the independent dealer at that time.

        In adopting the provisions of SAB 101, the Company now recognizes retail sales based upon occurance of all of the above conditions plus delivery and set up of the home at the retail home buyer's site, and completion of any other significant obligations. The Company now recognizes sales to independent dealers upon receiving wholesale floor plan financing or establishing retailer credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. As required by SAB 101, the Company has restated its previously reported financial statements for the first and second quarter of 2001 to include the effects of the accounting change and to apply the provisions of SAB 101 to the quarter.

2.      Inventories
        -----------

        Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at May 4, 2002 and November 3, 2001 are summarized as follows:

                                                               February 2,                     November 3,
                                                                   2002                            2001
                                                             -----------------               -----------------

                   Raw materials                              $    490,100                    $    483,945
                   Work-in-process                                 108,353                         115,240
                   Finished homes                                6,351,159                       6,586,909
                   Pre-owned manufactured homes                    334,279                         242,485
                   Model home furniture and other                   83,655                         178,332
                                                             -----------------               -----------------
                                                              $  7,367,546                    $  7,606,911
                                                             =================               =================

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


                                                              Three Months Ended                 Six Months Ended
                                                           May 4,            May 5,            May 4,          May 5,
                                                            2002              2001              2002            2001
                                                      --------------   ---------------     -------------    ------------

     Net income                                       $    770,834      $    617,244      $  1,363,768      $   824,634
                                                       ===========       ===========       ===========       ==========

     Weighted average shares outstanding:
          Basic                                          4,124,513         4,208,096         4,128,323        4,220,222
          Add:  common stock equivalents                    29,880                 -            23,711                -
                                                       -----------       -----------       -----------       ----------

          Diluted                                        4,154,393         4,208,096         4,152,034        4,220,222
                                                       ===========       ===========       ===========       ==========

     Earnings per share:
          Basic and Diluted                           $        .19      $        .15      $        .33      $       .20
                                                       ===========       ===========       ===========       ==========


3.      Affiliated Entities
        -------------------

        In the first six months of 2002, TLT, Inc. paid $100,000 to the Company against approximately $553,000 of advances that are non-interest bearing and have been fully reserved since 1991. The amounts paid by TLT, Inc. to the Company have been recorded as a gain on recovery of the fully reserved TLT, Inc. note receivable in the consolidated financial statements. In the first six months of 2001, TLT, Inc. paid $100,000 to the Company.

4.      Critical Accounting Policies and Estimates
        ------------------------------------------

        The Company applies judgment and estimates, which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses, as it relates to accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

        Revenue Recognition
        -------------------

        The Company recognizes revenue for the majority of retail sales upon its receipt of a down payment, completion of the home, title has passed to the retail home buyer, funds have been deposited into the Company's account, delivery and setup of the home at the retail home buyer's site, and completion of any other significant obligations. The Company recognizes sales to independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer.

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


        Goodwill
        --------

        The Company acquired in 1995, 1996, 1997 and 1998 retail sales centers using the purchase method of accounting. As a result, goodwill is reflected on the consolidated balance sheets. A valuation based on the cash flow method was performed and it was determined that the value of the goodwill and the net assets in the accounts exceeded the estimated cash flow valuation. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions.

        Vendor Rebates
        --------------

        The Company receives a volume rebate based upon reaching a certain level of purchased materials during a certain period of time. Volume rebates are estimated based upon annual purchases, and are adjusted quarterly if the accrued volume rebate is applicable.

        Dealer Volume Rebate
        --------------------

        The Company pays a volume rebate to independent dealers based upon the dollar volume of homes purchased and paid for by the dealer in excess of a certain specific dollar amount during a specific time period. Dealer volume rebates are accrued when sales are recognized.

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


5.      New Accounting Pronouncements
        -----------------------------

        FASB Statement No. 141 (FAS 141)

        In June 2001, the FASB issued Statement No. 141 (FAS 141), Business Combinations. FAS 141 supercedes APB 16,inceiJuns Combinations, and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. The most significant changes made by FAS 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. FAS 141 is effective for all business combinations (as defined in the Statement) initiated after June 30, 2001, and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later). As the Company has not entered into any business acquisitions s

        FASB Statement No. 142 (FAS 142)

        In June 2001, the FASB issued Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supercedes APB 17, Intangible Assets. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at the date, regardless of when those assets were initially recognized. As the Company's fiscal year began prior to December 15, 2001, the Company anticipates adopting FAS 142 in its fiscal year 2003.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

          Three and six months ended May 4, 2002 compared to three and six months ended May 5, 2001 are as follows. As required by SAB 101 the Company has restated its previously reported financial statements for the three and six months of 2001 to include the effects of the accounting change and to apply the provisions of SAB 101 to the quarter.

         The sales for the second quarter of fiscal 2002 increased approximately $1.6 million over the comparable prior year quarter. Sales for the first six months of 2002 increased approximately $4.6 million over the same period last year. Sales to independent dealers increased by 49 homes and retail sales decreased by 6 homes in second quarter 2002 over the same quarter last year. For the six month period, sales to independent dealers increased by 100 homes and retail sales increased by 18 homes as compared to the same six month period of 2001. The increased sales in the second quarter of 2002 and for the six month period in 2002 as compared to second quarter and six months in 2001 is primarily due to the aggresive marketing program the company implemented to increase outside sales to independent dealers.

         The industry continues to be affected by excess retail inventory, a high repossession rate, tight retail credit standards and uncertain economic conditions. In the near term, management anticipates continued pressure on both sales and earnings resulting from these factors, but remain convinced that our specific geographic market is one of the best long-term growth areas in the country.

         Gross profit reflects gross profit earned on all sales at retail, insurance commissions as well as the manufacturing gross profit from sales of homes manufactured by the Company. Gross profit as a percentage of net sales was 26.4% in the second quarter of 2002 compared to 28.6% for the same period last year and was 25.9% for the first six months of 2002 compared to 28.3% for the same period last year. The decrease in gross profit as a percentage of net sales was primarily due to the higher material cost at the manufacturing plants.

         Selling, general and administrative expenses, as a percentage of net sales, was 15.2% in the second quarter of 2002 compared to 17.4% for the same period last year and was 15.9% for the first six months of 2002 compared to 20.2% for the same period last year. The increase in sales had a significant impact on selling, general and administrative expenses as a percentage because most of these expenses are fixed, except for compensation expenses.

         The Company earned $42,272 for the second quarter of 2002 from interest on cash equivalents as compared to $77,382 for the same quarter last year. During the first six months of 2002 the Company earned $100,923 compared to $208,916 in the same period of 2001. The decrease in interest income was a result of lower interest rates in fiscal 2002. The Company received a $100,000 payment from TLT, Inc. during the second quarter 2002 and the first quarter of 2001. The remaining advances to TLT, Inc. of approximately $453,000 are non-interest bearing and have been fully reserved since 1991.

           Majestic 21 is a financing joint venture accounted for under the equity method of accounting. The Company earned from Majestic 21 $39,121 in the second quarter of 2002 as compared to $40,015 for the same quarter last year and earned $144,506 for the first six months of 2002 as compared to $114,096 for the same period last year. Income reported for Majestic 21 results from the Company's 50% share of the equity in the earnings of this joint venture. Income for the joint venture fluctuates due to loan origination volume, foreclosure/repossession frequency and the severity of loss on the re-sale of the foreclosed units. The Company believes that its historical loss experience has been favorably affected by its ability to resell foreclosed/repossessed units through its network of retail sales centers.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

           Income tax difference between fiscal year 2002 and 2001 is primarily due to state income taxes.

          As a result of the factors discussed above, net income for the second quarter of 2002 was $770,834 or $.19 per share, compared to $617,244 or $.15 per share in the second quarter of 2001. For the six month period of 2002 the net income was $1,363,768 or $.33 per share as compared to $824,634 or $.20 per share for the same period last year.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents were $10,763,348 at May 4, 2002 compared to $11,005,012 as of November 3, 2001. Inventories decreased to $7,367,546 at May 4, 2002, from $7,606,911 at November 3, 2001. Account receivable trade increased to $1,270,097 at May 4, 2002 from $374,145 at year end primarily due to increased sales to independant dealers.

          The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $2,500,000 with an option to increase the line to $4,000,000. At May 4, 2002 and November 3, 2001, there were no amounts outstanding under this agreement.

          Consistent with normal practice, the Company's operations are not expected to require significant capital expenditures during fiscal year 2002 or thereafter. Working capital requirements for the home inventory for existing and any new sales centers and improvements to the manufacturing facilities will be met with internal sources.

Critical Accounting Policies and Estimates
------------------------------------------

          The Company currently only applies judgment and estimates, which may have a material effect on the eventual outsome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

Revenue Recognition
         The Company recognizes revenue for the majority of retail sales upon its receipt of a down payment, completion of the home, title has passed to the retail home buyer, funds have been deposited into the company's account, delivery and setup of the home at the retail home buyer's site, and completion of any other significant obligations. The company recognizes sales to independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer.

Goodwill
         The Company acquired in 1995, 1996, 1997 and 1998 retail sales centers using the purchase method of accounting. As a result, goodwill is reflected on the consolidated balance sheets. A valuation based on the cash flow method was performed and it was determined that the value of the goodwill and the net assets in the accounts exceeded the estimated cash flow valuation. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

Vendor Rebates
         The Company receives a volume rebate based upon reaching a certain level of purchased materials during a certain period of time. Volume rebates are estimated based upon annual purchases, and are adjusted quarterly if the accrued volume rebate is applicable.

Dealer Volume Rebate
--------------------

        The Company pays a volume rebate to independent dealers based upon the dollar volume of homes purchased and paid for by the dealer in excess of a certain specific dollar amount during a specific time period. Dealer volume rebates are accrued when sales are recognized.

Forward Looking Statements
--------------------------

        Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, continued excess retail inventory, increase in repossessions, changes in market demand, changes in interest rates, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

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

                                       NOBILITY HOMES, INC.


DATE:      June 12, 2002               By:        /s/       Terry E. Trexler
                                          --------------------------------------
                                            Terry E. Trexler, Chairman,
                                            President and Chief
                                            Executive Officer


DATE:      June 12, 2002               By:       /s/       Thomas W. Trexler
                                          --------------------------------------
                                            Thomas W. Trexler, Executive
                                            Vice President, Chief Financial
                                            Officer



DATE:      June 12, 2002               By:       /s/       Lynn J. Cramer, Jr.
                                          --------------------------------------
                                            Lynn J. Cramer, Jr., Treasurer
                                            and Principal Accounting Officer