Form 10-Q
period 2002-08-03
NOBILITY HOMES INC
filed 2002-09-17
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended August 3, 2002

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


The number of shares outstanding of each of the issuer's classes of common equity as of September 15, 2002 was 4,060,713.

                              NOBILITY HOMES, INC.
                                      INDEX
                                                                           Page
                                                                          Number

PART I.      Financial Information

Item 1.      Financial Statements

             Consolidated Balance Sheets as of August 3, 2002 and
             November 3, 2001                                                 3

             Consolidated Statements of Income for the three and
             nine months ended August 3, 2002 and August 4, 2001              4

             Consolidated Statements of Cash Flows for nine months
             ended August 3, 2002 and August 4, 2001                          5

             Notes to Consolidated Financial Statements                       6

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition                               8

PART II.     Other Information and Signatures                                10


Item 6.      Exhibits

                          PART I. FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 August 3, 2002             November 3, 2001
                                                                                ----------------           ------------------
ASSETS                                                                             (Unaudited)
------

Current Assets:
       Cash and cash equivalents                                                 $   10,693,861             $  11,005,012
       Accounts receivable - trade                                                    1,146,213                   374,145
       Inventories                                                                    7,666,315                 7,606,911
       Deferred income taxes                                                            708,600                   708,600
       Prepaid expenses and other current assets                                        471,995                   261,937
                                                                                  -------------              ------------

            Total current assets                                                     20,686,984                19,956,605

Property, plant and equipment, net                                                    2,989,671                 2,625,597
Investment in joint venture - Majestic 21                                               994,101                   802,175
Deferred income taxes - noncurrent                                                       33,600                    33,600
Other assets                                                                          2,353,099                 2,323,134
                                                                                  -------------              ------------

            Total assets                                                         $   27,057,455             $  25,741,111
                                                                                  =============              ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                          $      914,478             $   1,114,244
       Accrued expenses and other current liabilities                                 2,492,880                 2,166,706
       Accrued compensation                                                             314,554                   410,906
       Income taxes payable                                                             139,225                   325,553
                                                                                  -------------              ------------

            Total current liabilities                                                 3,861,137                 4,017,409
                                                                                  -------------              ------------

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                       -                         -
     Common stock, $.10 par value, 10,000,000
         shares authorized;  5,364,907 shares issued                                    536,491                   536,491
     Additional paid in capital                                                       8,629,144                 8,629,144
     Retained earnings                                                               21,379,564                19,286,981
     Less treasury stock at cost, 1,293,994 and
          1,220,469 shares, respectively, in 2002 and 2001                           (7,348,881)               (6,728,914)
                                                                                  -------------              ------------

            Total stockholders' equity                                               23,196,318                21,723,702
                                                                                  -------------              ------------

            Total liabilities and stockholders' equity                           $   27,057,455             $  25,741,111
                                                                                  =============              ============


         The accompanying notes are an integral part of these statements

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                              Three Months Ended                      Nine Months Ended
                                                              ------------------                      -----------------
                                                           August 3,       August 4,            August 3,            August 4,
                                                             2002            2001                 2002                 2001
                                                          -----------    ------------         ---------------      --------------

Net sales                                               $   8,335,919    $  8,737,364        $    25,525,801       $   21,392,879
Net sales - related parties                                         -               -                 44,325                8,895
                                                         ------------     -----------         --------------        -------------

       Total net sales                                      8,335,919      8 ,737,364             25,570,126           21,401,774

Cost of goods sold                                         (6,092,161)     (6,406,189)           (18,861,419)         (15,487,322)
                                                         ------------     -----------         --------------        -------------

       Gross profit                                         2,243,758       2,331,175              6,708,707            5,914,452

Selling, general and administrative expenses               (1,393,557)     (1,424,489)            (4,135,196)          (3,984,756)
                                                         ------------     -----------         --------------        -------------

       Operating income                                       850,201         906,686              2,573,511            1,929,696
                                                         ------------     -----------         --------------        -------------

Other income:
    Interest income                                            50,222          79,245                151,145              288,161
    Undistributed earnings in joint venture -
       Majestic 21                                             47,421          57,808                191,927              171,904
    Gain on recovery of TLT, Inc. note receivable             100,000               -                200,000              100,000
    Miscellaneous                                              63,971          36,657                 75,000               48,708
                                                         ------------     -----------         --------------        -------------
                                                              261,614         173,710                618,072              608,773
                                                         ------------     -----------         --------------        -------------

Income before provision for income taxes                    1,111,815       1,080,396              3,191,583            2,538,469

Provision for income taxes                                   (383,000)       (429,000)            (1,099,000)            (985,000)
                                                         ------------     -----------             -----------       -------------

Net income before cumulative effect adjustment                728,815         651,396              2,092,583            1,553,469
Cumulative effect adjustment, net of tax                            -               -                      -              (77,439)
                                                         ------------     -----------         --------------        -------------
    Net income                                          $     728,815    $    651,396        $     2,092,583       $    1,476,030
                                                         ============     ===========         ==============        =============

Weighted average shares outstanding
    Basic                                                   4,120,651       4,184,338              4,125,766            4,210,691
    Diluted                                                 4,145,308       4,184,338              4,149,601            4,210,691

Earnings per share
    Basic                                               $         .18    $        .16        $           .51       $          .35
    Diluted                                             $         .18    $        .16        $           .50       $          .35



    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                           -----------------
                                                                                  August 3,                  August 4,
                                                                                    2002                      2001
                                                                              ----------------           ---------------

Cash flows from operating activities:
     Net income                                                                 $  2,092,583              $   1,476,030
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Cumulative effect of accounting change                                          -                     77,439
           Depreciation and amortization                                             153,375                    164,336
           Gain on recovery of TLT, Inc. note receivable                            (200,000)                  (100,000)
           Undistributed earnings in joint venture - Majestic 21                    (191,927)                  (171,904)
           Increase in cash surrender value of life insurance                        (45,000)                   (74,997)
           Decrease (increase) in:
              Accounts receivable - trade                                           (772,068)                  (502,778)
              Inventories                                                            (59,404)                   243,058
              Prepaid expenses and other current assets                             (210,058)                  (186,701)
           (Decrease) increase in:
              Accounts payable                                                      (199,766)                    26,880
              Accrued expenses and other current liabilities                         326,174                    457,624
              Accrued compensation                                                   (96,352)                   (61,455)
              Income taxes payable                                                  (186,328)                   546,993
                                                                                 -----------               ------------
     Net cash provided by operating activities                                       611,229                  1,894,525
                                                                                 -----------               ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                      (502,413)                  (192,303)
                                                                                 -----------               ------------
     Net cash used in investing activities                                          (502,413)                  (192,303)
                                                                                 -----------               ------------

Cash flows from financing activities:
     Purchase of treasury stock                                                     (619,967)                (1,445,668)
     Collection of TLT, Inc. note receivable                                         200,000                    100,000
                                                                                 -----------               ------------
     Net cash used in financing activities                                          (419,967)                (1,345,668)
                                                                                 -----------               ------------

Decrease in cash and cash equivalents                                               (311,151)                   356,554

Cash and cash equivalents at beginning of year                                    11,005,012                  9,828,122
                                                                                 -----------               ------------

Cash and cash equivalents at end of quarter                                     $ 10,693,861              $  10,184,676
                                                                                 ===========               ============

Supplemental disclosure of cash flow information

     Income taxes paid                                                          $  1,596,000              $     438,000
                                                                                 ===========               ============




    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended August 3, 2002 are not necessarily indicative of the results of the full fiscal year.

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted account-ing principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations governing Form 10-Q. The condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 3, 2001 Form 10-K Annual Report.

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

    In adopting the provisions of SAB 101, the Company now recognizes retail sales based upon occurance of all of the above conditions plus delivery and set up of the home at the retail home buyer's site, and completion of any other significant obligations. The Company now recognizes sales to independent dealers upon receiving wholesale floor plan financing or establishing retailer credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. As required by SAB 101, the Company has restated its previously reported financial statements for the first, second and third quarter of 2001 to include the effects of the accounting change and to apply the provisions of SAB 101 to the quarter.

2.  Inventories
    -----------

    Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at August 3, 2002 and November 3, 2001 are summarized as follows:

                                                              August 3,          November 3,
                                                                2002                2001
                                                           --------------      ---------------

             Raw materials                                  $    534,460         $    483,945
             Work-in-process                                     109,875              115,240
             Finished homes                                    6,542,209            6,586,909
             Pre-owned manufactured homes                        399,984              242,485
             Model home furniture and other                       79,787              178,332
                                                             -----------          -----------
                                                            $  7,666,315         $  7,606,911
                                                             ===========          ===========

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


                                                                     Three Months Ended                    Six Months Ended
                                                              August 3,           August 4,           August 3,          August 4,
                                                                2002                2001               2002                2001
                                                           -------------       --------------     ---------------     --------------

      Net income                                            $   728,815         $    651,396       $   2,092,583       $  1,476,030
                                                             ==========          ===========        ============        ===========

      Weighted average shares outstanding:
           Basic                                              4,120,651            4,184,338           4,125,766          4,210,691
           Add:  common stock equivalents                        24,657                    -              23,835                  -
                                                             ----------          -----------        ------------        -----------

           Diluted                                            4,145,308            4,184,338           4,149,601          4,210,691
                                                             ==========          ===========        ============        ===========

      Earnings per share:
           Basic and Diluted                                $       .18         $        .16        $        .50       $        .35
                                                             ==========          ===========         ===========        ===========


3.  Affiliated Entities
    -------------------

    In the first nine months of 2002, TLT, Inc. paid $200,000 to the Company against approximately $553,000 of advances that are non-interest bearing and have been fully reserved since 1991. The amounts paid by TLT, Inc. to the Company have been recorded as a gain on recovery of the fully reserved TLT, Inc. note receivable in the consolidated financial statements. In the first nine months of 2001, TLT, Inc. paid $100,000 to the Company.

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

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


5.  New Accounting Pronouncements
    -----------------------------

    FASB Statement No. 141 (FAS 141)

    In June 2001, the FASB issued Statement No. 141 (FAS 141), Business Combinations. FAS 141 supercedes APB 16, Business Combinations, and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. The most significant changes made by FAS 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. FAS 141 is effective for all business combinations (as defined in the Statement) initiated after June 30, 2001, and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later). As the Company has not entered into any business acquisitions since June 30, 2001, FAS 141 has had no impact.

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

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

          Three and nine months ended August 3, 2002 compared to three and nine months ended August 4, 2001 are as follows. As required by SAB 101 the Company has restated its previously reported financial statements for the three and nine months of 2001 to include the effects of the accounting change and to apply the provisions of SAB 101 to the quarter.

         The sales for the third quarter of fiscal 2002 decreased approximately
4.6 percent over the comparable prior year quarter. Sales for the first nine months of 2002 increased approximately 19.5 percent or $4.1 million over the same period last year. Sales to independent dealers increased by 30 homes and retail sales decreased by 40 homes in third quarter 2002 over the same quarter last year. For the nine month period, sales to independent dealers increased by 128 homes and retail sales decreased by 22 homes as compared to the same nine month period of 2001. The increased sales for the nine month period in 2002 as compared to the first nine months in 2001 is primarily due to the aggresive marketing program the company implemented to increase outside sales to independent dealers.

         Sales for the third quarter 2002 continued to be impacted by the very competitive market caused by the industry's excess retail inventory, high repossession rate, tight retail credit standards and uncertain economic conditions in our market area. In the near term, management anticipates continued pressure on both sales and earnings resulting from these factors, but remain convinced that our specific geographic market is one of the best long-term growth areas in the country.

         Gross profit reflects gross profit earned on all sales at retail, insurance commissions as well as the manufacturing gross profit from sales of homes manufactured by the Company. Gross profit as a percentage of net sales was 26.9% in the third quarter of 2002 compared to 26.7% for the same period last year and was 26.2% for the first nine months of 2002 compared to 27.6% for the same period last year.

         Selling, general and administrative expenses, as a percentage of net sales, was 16.7% in the third quarter of 2002 compared to 16.3% for the same period last year and was 16.2% for the first nine months of 2002 compared to 18.6% for the same period last year.

         The Company earned $50,222 for the third quarter of 2002 from interest on cash equivalents as compared to $79,245 for the same quarter last year. During the first nine months of 2002 the Company earned $151,145 compared to $288,161 in the same period of 2001. The decrease in interest income was a result of lower interest rates in fiscal 2002. The Company received a $100,000 payment from TLT, Inc. during the second and third quarter 2002 and the first quarter of 2001. The remaining advances to TLT, Inc. of approximately $353,000 are non-interest bearing and have been fully reserved since 1991.

           Majestic 21 is a financing joint venture accounted for under the equity method of accounting. The Company earned from Majestic 21 $47,421 in the third quarter of 2002 as compared to $57,808 for the same quarter last year and earned $191,927 for the first nine months of 2002 as compared to $171,904 for the same period last year. Income reported for Majestic 21 results from the Company's 50% share of the equity in the earnings of this joint venture. Income for the joint venture fluctuates due to loan origination volume, foreclosure/repossession frequency and the severity of loss on the re-sale of the foreclosed units. The Company believes that its historical loss experience has been favorably affected by its ability to resell foreclosed/repossessed units through its network of retail sales centers.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

           Income tax difference between fiscal year 2002 and 2001 is primarily due to state income taxes.

          As a result of the factors discussed above, net income for the third quarter of 2002 was $728,815 or $.18 per share, compared to $651,396 or $.16 per share in the third quarter of 2001. For the nine month period of 2002 the net income was $2,092,583 or $.50 per share as compared to $1,476,030 or $.35 per share for the same period last year.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents were $10,693,861 at August 3, 2002 compared to $11,005,012 as of November 3, 2001. Inventories increased to $7,666,315 at August 3, 2002, from $7,606,911 at November 3, 2001. Account receivable trade increased to $1,146,213 at August 3, 2002 from $374,145 at year end primarily due to increased sales to independent dealers.

          The Company maintains a revolving credit agreement with a major bank providing for borrowings up to $2,500,000 with an option to increase the line to $4,000,000. At August 3, 2002 and November 3, 2001, there were no amounts outstanding under this agreement.

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

                    Part II. OTHER INFORMATION AND SIGNATURES



There were no reportable events for Item 1 through Item 3 and Item 5


Item 6.        Exhibit
               99.1     Certification of Chief Executive Officer
               99.2     Certification of Chief Financial Officer

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NOBILITY HOMES, INC.


DATE:     September 16, 2002               By:    /s/   Terry E. Trexler
                                              ----------------------------------
                                               Terry E. Trexler, Chairman,
                                               President and Chief
                                               Executive Officer


DATE:     September 16, 2002               By:   /s/    Thomas W. Trexler
                                              ----------------------------------
                                               Thomas W. Trexler, Executive
                                               Vice President, Chief Financial
                                               Officer



DATE:     September 16, 2002               By:   /s/    Lynn J. Cramer, Jr.
                                              ----------------------------------
                                               Lynn J. Cramer, Jr., Treasurer
                                               and Principal Accounting Officer

Written Statement of the Chief Executive Officer
Pursuant to 18 U.S.C. ss. 1350

Solely for the purposes of complying with 18 U.S.C. Section 1350, I, the undersigned Chairman and Chief Executive Officer of Nobility Homes, Inc. (the "Company"), hereby certify that:

1. the Quarterly Report on Form 10-Q of the Company for the quarter ended August 3, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                           NOBILITY HOMES, INC.


DATE:     September 16, 2002               By:    /s/   Terry E. Trexler
                                              ----------------------------------
                                               Terry E. Trexler, Chairman,
                                               President and Chief
                                               Executive Officer





================================================================================


Written Statement of the Chief Financial Officer
Pursuant to 18 U.S.C. ss. 1350

Solely for the purposes of complying with 18 U.S.C. Section 1350, I, the undersigned Chairman and Chief Financial Officer of Nobility Homes, Inc. (the "Company"), hereby certify that:

1. the Quarterly Report on Form 10-Q of the Company for the quarter ended August 3, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                           NOBILITY HOMES, INC.


DATE:     September 16, 2002               By:   /s/    Thomas W. Trexler
                                              ----------------------------------
                                               Thomas W. Trexler, Executive
                                               Vice President, Chief Financial
                                               Officer