Form 10-K
period 2002-11-02
NOBILITY HOMES INC
filed 2003-02-03
CIK 72205

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   Annual Report Under Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                   For the fiscal year ended November 2, 2002

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

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes   X      No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes          No    X

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on January 29, 2003, computed by reference to the average high and low prices on that date: $13,022,385.60

(APPLICABLE ONLY TO CORPORATE ISSUERS)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 29, 2003: 4,012,213 shares of common stock.

         DOCUMENTS INCORPORATED BY REFERENCE          Incorporated at
         -----------------------------------          ---------------

         Nobility Homes, Inc. Proxy Statement         Part III, Items 10,
            for the 2003 Annual Meeting                 11, 12 and 13
            of Shareholders

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

         Nobility's two manufacturing plants operated at an average of approximately 35% of their single shift capacity in fiscal 2002, representing an increase of approximately 5% from fiscal 2001.

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

Retail Sales
------------

         Prestige Home Centers, Inc. operates 17 retail sales centers in north and central Florida. Its principal executive offices are located at Nobility's headquarters in Ocala, Florida. Sales by Prestige accounted for 71.7%, 83.0% and 89.5% of Nobility's sales during fiscal 2002, 2001 and 2000, respectively.

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

         In fiscal 1997, Nobility entered into a joint venture agreement with 21st Century Mortgage Corporation to provide financing to retail customers purchasing homes from Prestige. Additionally, financing for home purchases is provided by eight other independent sources that specialize in manufactured housing lending and numerous banks that finance manufactured home purchases. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources, nor does Prestige itself finance customers' new home purchases.

         The retail sale of manufactured homes is a highly competitive business. Because of the large number of retail sales centers located throughout Nobility's market area, potential customers typically can find several sales centers within a 100 mile radius of their present home. Prestige competes with over 100 other retailers in its primary market area, some of which may have greater financial resources than Prestige. In addition, manufactured homes offered by Prestige compete with conventional site-built housing.

         Prestige's wholly-owned subsidiary, Mountain Financial, Inc., an independent insurance agent and mortgage broker, provides mortgage brokerage services, credit life, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes. Mountain Financial, Inc., receives a mortgage brokerage fee at the time a loan is originated and a commission on the insurance premium collected at the time an insurance policy is written and in future years if the homeowner renews the policy. Its revenues were approximately $283,000, $241,000 and $220,000 in fiscal 2002, 2001 and 2000, respectively.

Wholesale Sales to Independent Dealers and Manufactured Home Communities
------------------------------------------------------------------------

         Nobility currently sells its homes on a wholesale basis exclusively through four full-time salespersons to approximately 60 independent dealers. Nobility continues to seek new dealers in the areas in which it operates as there is ongoing turnover in the dealers with which it deals at any one time, especially with manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility's dealers other than its subsidiary, Prestige, are independent dealers that sell homes produced by several manufacturers. During fiscal 2002, Mobile Home Lifestyles, which operates multiple manufactured home communities, accounted for approximately $4.1 million or 11% of Nobility's total sales. No independent dealer accounted for more than 10% of Nobility's total sales in fiscal 2001 or 2000.

         Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a "floor plan" basis where the financial institution obtains a security interest in all or part of the dealer's manufactured home inventory. Nobility from time to time enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer's default, Nobility will, at the lender's request, repurchase the home provided that Nobility's liability will not exceed the manufacturer's invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within one year after a home is sold to the dealer, and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale. Generally, repurchase is conditioned upon the dealer's insolvency. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. Nobility was not required to repurchase any homes during fiscal 2002, 2001 or 2000. For additional information, see Note 13 of "Notes to Consolidated Financial Statements." Nobility does not finance retail sales of new homes for customers of its independent dealers.

         Nobility does not generally offer consigned inventory programs or other credit terms to independent dealers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, Nobility may offer extended terms to unrelated park dealers who do a high volume of business with Nobility. In order to stimulate sales, Nobility sells homes for display to selected manufactured home communities on special terms. The high visibility of Nobility's homes in such communities generates additional sales of its homes through such dealers.

Regulation
----------

         The manufacture, distribution and sale of homes is subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development has adopted national construction and safety standards that have priority over existing state standards. In addition, HUD regulations require that manufactured homes be constructed to more wind load and thermal standards. Compliance with these standards involves approval by a HUD approved engineering firm of engineering plans and specifications on all models. HUD's standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. In addition, some components of manufactured homes may also be subject to Consumer Product Safety Commission standards and recall requirements. Nobility also manufactures a small number of modular homes which are required to comply with the standard building code established by the Florida Department of Community Affairs.

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

Employees
---------

         As of January 4, 2003, Nobility had 212 full-time employees, including 68 employed by Prestige. Approximately 102 employees are factory personnel compared to approximately 93 in such positions a year ago, and 104 are in management, administrative, supervisory, sales and clerical positions (including 62 management and sales personnel employed by Prestige) compared to approximately 99 a year ago. In addition, Nobility employs part-time employees when necessary.

         Nobility makes contributions toward employees' group health and life insurance and to the Nobility 401(k) plan. Nobility, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.


Item 2.           Properties
------            ----------

         As of November 2, 2002, Nobility owned and operated two manufacturing plants:

                                                         Depreciated Cost of
                                    Approximate          Plant and Property
      Location                         Size              at November 2, 2002
      --------                      -----------          -------------------

Belleview, Florida                 33,500 sq. ft.             $497,262
Ocala, Florida(1)                  72,000 sq. ft.              783,258
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

Item 3.           Legal Proceedings
------            -----------------

         Certain claims and suits arising in the ordinary course of business have been filed or are pending against Nobility or Prestige. In the opinion of management, any related liabilities that might arise would be covered under terms of Nobility's liability insurance policies or would not have a material adverse impact on Nobility's financial position, results of operations or cash flows.

Item 4.           Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------

         None

                                     PART II

Item 5.           Market for the Registrant's Common Stock and Related
------            ----------------------------------------------------
                  Stockholder Matters
                  -------------------

Market Information
------------------

         Nobility's common stock is listed on the Nasdaq National Market under the symbol NOBH. The following table shows the range of high and low sales prices for the common stock for each fiscal quarter of 2002 and 2001.

                                         Fiscal Year End
                   -------------------------------------------------------------
Fiscal                   November 2, 2002               November 3, 2001
Quarter                High            Low            High            Low
-------                ----            ---            ----            ---

1st                   $ 9.80         $ 7.05         $ 7.06          $ 5.50
2nd                     9.90           8.51           7.00            5.69
3rd                     9.50           7.81          10.24            6.45
4th                    10.20           7.65           9.38            7.89

Holders
-------

         At January 29, 2003, the approximate number of holders of record of common stock was 228 (not including individual participants in security position listings).

Dividends
---------

         The payment of cash dividends is within the discretion of Nobility's board of directors and will depend, among other factors, on Nobility's earnings, capital requirements and operating and financial condition. During fiscal 2002, 2001 and 2000, no cash dividends were paid.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

         The following table displays equity compensation plan information as of the fiscal year ended November 2, 2002. For further information, see Note 11 of "Notes to Consolidated Financial Statements."

                      Equity Compensation Plan Information

                                                                                        Number of securities remaining
                                                                                                   available
                                Number of securities to be       Weighted-average             for issuance under
                                  issued upon exercise of        exercise price of         equity compensation plans
                                   outstanding options,        outstanding options,     (excluding securities reflected
                                    warrants and rights         warrants and rights              in column(a))
                                --------------------------     --------------------     --------------------------------
                                           (a)                         (b)                          (c)

Equity compensation
plans approved by                        215,160                      $8.10                       279,840
security holders

Equity compensation
plans not approved                        None
by security holders

            Total                        215,160                      $8.10                       279,840


Item 6.           Selected Financial Data
------            -----------------------

         The following table sets forth Selected Financial Data for each of Nobility's last five fiscal years. This information should be read in conjunction with Nobility's consolidated financial statements (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

                                                          Years Ended(1)
------------------------------------------------------------------------------------------------------------
                        November 2,      November 3,        November 4       November 6,      October 31,
                           2002              2001              2000             1999              1998
                                             (In thousands except per share data)
                      ---------------------------------------------------------------------------------------
Total net sales           $37,916           $30,288           $29,565          $40,353           $44,830
Income from
  operations                3,930             3,000             1,874            3,386             5,844
Other income                  880               913             1,650            1,080               538
Net income                  3,135             2,478             2,268            2,792             3,941
Weighted
  average shares
  outstanding
     Basic              4,107,748         4,200,863         4,610,220        4,819,823         4,894,542
     Diluted            4,130,464         4,286,778         4,610,220        4,839,659         4,988,506
Earnings per
  share(2)
   Basic                      .76               .59               .49              .58               .81
   Diluted                    .76               .58               .49              .58               .79

Total assets               27,496            25,741            23,843           23,122            22,803
Long term
  obligations                 -0-               -0-               -0-              -0-               -0-
Stockholders'
  equity                   23,779            21,724            21,025           20,437            18,674
Cash dividends
  per common                  -0-               -0-               -0-              -0-               -0-
  share
_____________________________

(1)      Nobility's fiscal year ends on the first Saturday on or after October
         31. The years ended November 2, 2002, November 3, 2001, November 4, 2000 and October 31, 1998, consisted of a fifty-two week period and the year ended November 6, 1999, consisted of a fifty-three week period.

(2) On February 19, 1999 a 10% stock dividend was paid and on February 20, 1998 a three-for-two stock split in the form of a 50% stock dividend was paid to shareholders. Per share amounts in the table have been restated to give effect to these stock dividends.

Item 7.           Management's Discussion and Analysis of Financial Condition
------            -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

General
-------

         Nobility's primary focus is homebuyers who generally purchase their manufactured homes from retail sales centers to locate on property they own. Nobility has aggressively pursued this market through its Prestige retail sales centers. While Nobility actively seeks to make wholesale sales to independent retail dealers, its presence as a competitor limits potential sales to dealers located in the same geographic areas serviced by its Prestige sales centers.

         Nobility has also aggressively targeted the retirement community market, which is made up of retirees moving to Florida and typically purchasing homes to be located on sites leased from park communities offering a variety of amenities.

         Nobility sold 832 homes in fiscal 2002, of which 326 homes, representing sales of $7,808,696, were sold to independent dealers. In fiscal 2001, of the 729 homes sold by Nobility, 229 homes were sold to independent dealers, representing sales of $4,480,973. In fiscal 2000, of the 625 homes sold by Nobility, 124 homes were sold to independent dealers, representing sales of $2,508,440. The balance of Nobility's sales in fiscal 2002, 2001 and 2000, representing 71.7%, 83.0% and 89.5% of net sales, respectively, were made on a retail basis through Prestige's retail centers.

         Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal 2002, 2001 and 2000, Nobility's product mix was affected by the number of "Special Edition" homes marketed by Prestige and by larger, more expensive multi-wide homes resulting from the availability of varied types of financing at competitive rates. Most family buyers today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the buyers who reside in manufactured housing communities.

         Nobility's Majestic 21 joint venture with 21st Century Mortgage Corporation provides mortgage financing to retail customers who purchase Nobility's manufactured homes at Prestige retail sales centers. This joint venture, which originates and services loans, has given Prestige more control over the financing aspect of the retail home sales process and allowed it to offer better service to its retail customers. Management believes that the joint venture gives Prestige an additional potential for profit by providing finance products to retail customers. In addition, management believes that Prestige has more input in the design of unique finance programs for prospective homebuyers, and that the joint venture has resulted in more profitable sales at its Prestige retail sales centers. In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers. Prestige currently maintains eight outside financing sources that provide financing to retail homebuyers for its manufactured homes.

         Through its wholly-owned subsidiary, Mountain Financial, Inc., an independent insurance agency and mortgage broker, Prestige offers credit life and homeowners insurance, service warranty products and brokering of mortgage loans to the retail customers.

         The years ended November 2, 2002, November 3, 2001 and November 4, 2000 consisted of a fifty-two (52) week period.

Results of Operations
---------------------

         For the fiscal years ended November 2, 2002, November 3, 2001 and November 4, 2000 results of operations are as follows. Total net sales in fiscal 2002 were $37,916,463 compared to $30,287,663 in fiscal 2001 and $29,565,434 in fiscal 2000. Net sales increased 25.2% in fiscal 2002 and 2.4% in fiscal 2001 and declined 26.7% in fiscal 2000 as compared to the prior year net sales. The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) on revenue recognition as of November 5, 2000. The increased sales in fiscal 2002 and 2001 were primarily due to a 78.3% and 75.0% increase, respectively, in sales to outside park dealers as a result of aggressively pursuing that market. Prestige same store revenues increased 9.0% in fiscal year 2002 compared to a decline of 5.4% in fiscal year 2001. Net sales continued to be impacted by a very competitive market caused by the industry's excess retail inventory. The excess inventory had developed from industry growth of new retail locations that has outpaced consumer demand plus an increase in the number of repossessions returning to the marketplace. Tighter credit standards and management's decision not to discount homes to maintain sales volume also adversely impacted sales in the last three fiscal years.

         In spite of increased economic uncertainties, including the possible war with Iraq and continuing unemployment, management expects the demand for our homes to continue, bolstered by continuing low interest rates and by reductions in the industry's excess home inventory and repossessions at retail sales centers.

         Combined industry-wide shipments of multi-section and single section homes for the first ten months of calendar 2002 declined approximately 10.2% from the like period last year and declined 26.3% in calendar 2001 and 26.0% in calendar 2000. Florida combined industry shipments of multi-section home and single-section homes in the first ten months of calendar 2002 declined approximately 2.3% from the like period last year and declined 6.2% in calendar 2001 and 29.9% in calendar 2000. Approximately 97% of Nobility's home sales are multi-section homes.

         Gross profit reflects gross profit earned on all sales at retail as well as the manufacturing gross profit sales of units manufactured by the Company. Gross profit as a percentage of net sales was 25.9% in fiscal 2002 compared to 27.9% in fiscal 2001 and 25.7% in fiscal 2000. The decline in gross profit for fiscal 2002 was primarily due to the higher overhead costs at the manufacturing plants. The increase in gross profit for fiscal 2001 was primarily as a result of lower material costs in manufacturing and improved operations at retail. The $2,957,802 decline in gross profit, from 26.1% to 25.7% of net sales, for fiscal 2000 was primarily due to the lower sales volume and a decline in Nobility's outside dealer sales.

         Selling, general and administrative expenses as a percent of net sales were 15.5% in fiscal 2002 compared to 18.0% in fiscal 2001 and 19.0% in fiscal 2000. The decrease in selling, general and administrative expenses, as a percent of net sales, in fiscal year 2002 resulted from the increase in sales which had a significant impact on selling, general and administrative expenses as a percentage because most of these expenses are fixed, except for compensation expenses. The decrease in selling, general and administrative expenses, as a percent of net sales, in fiscal 2001 was primarily due to reduced general and administrative cost at the manufacturing plants. The increase in selling, general and administrative expenses, as a percent of net sales, in fiscal year 2000 was due to the fixed overhead cost associated with the lower sales volume.

         Prestige recorded an impairment adjustment to goodwill in the amount of $89,000 in fiscal 2000 in connection with closing of an under performing retail sales center.

         The Company earned from interest on cash equivalents $196,026 for fiscal 2002, $365,029 for fiscal 2001 and $355,845 for fiscal 2000. The decrease in interest income was a result of lower interest rates in fiscal 2002. Nobility received payments from TLT, Inc. of $320,764 in fiscal 2002, $200,000 in fiscal 2001 and $766,100 in fiscal 2000. The remaining advances to TLT, Inc. of approximately $232,000 are non-interest bearing and have been fully reserved since 1991.

         Majestic 21 is a financing joint venture accounted for under the equity method of accounting. The Company earned from Majestic 21 $291,081 in fiscal 2002, $285,534 in fiscal 2001 and $380,208 in fiscal 2000. Income reported for Majestic 21 results from the Company's 50% share of the equity in the earnings of this joint venture. Income for the joint venture fluctuates due to loan origination volume, foreclosure/repossession frequency and the severity of loss on the re-sale of the foreclosed units. The Company believes that its historical loss experience has been favorably affected by its ability to resell foreclosed/repossessed units through its network of retail sales centers.

         As a result of the factors discussed above, earnings for fiscal 2002 were $3,134,902 or $.76 per diluted share compared to $2,477,913 or $.58 per diluted share for fiscal 2001 and $2,268,103 or $.49 per diluted share for fiscal 2000.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents were $12,481,711 at November 2, 2002 compared to $11,005,012 at November 3, 2001. Working capital was $17,404,615 at November 2, 2002, compared to $15,939,196 at November 3, 2001. Nobility owns the entire inventory for the Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories decreased to $6,589,076 at November 2, 2002, from $7,606,911 at November 3, 2001.

         Nobility repurchased in the open market 127,255 shares of its common stock for $1,079,712 during fiscal 2002 and 277,500 shares of its common stock for $1,779,182 in fiscal 2001.

         Nobility maintains a revolving credit agreement with a major bank providing for borrowings up to $2,500,000 with an option to increase the line to $4,000,000. At November 2, 2002 and November 3, 2001, there were no amounts outstanding under this agreement.

         Consistent with normal practice, Nobility's operations are not expected to require significant capital expenditures during fiscal 2003. Working capital requirements for the home inventory for existing and any new retail sales centers will be met with internal sources.

Critical Accounting Policies and Estimates
------------------------------------------

         The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

Revenue Recognition

         The Company recognizes revenue for the majority of retail sales upon the occurrence of the following:

                o        its receipt of a down payment,
                o        completion of the home,
                o        title having passed to the retail home buyer,
                o        funds having been deposited into the Company's account,
                o the home having been delivered and set up at the retail home buyer's site, and
                o        completion of any other significant obligations.

         The Company recognizes sales to independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer.

Goodwill

         Between 1995 and 1998 the Company acquired retail sales centers using the purchase method of accounting. As a result, goodwill is reflected on the consolidated balance sheets. A valuation based on the cash flow method was performed and it was determined that the value of the goodwill and the net assets in the accounts exceeded the estimated cash flow valuation. There is no assurance that the value of the acquired sales centers will not decrease in the future due to changing business conditions.

Vendor Rebates

         The Company receives volume rebates from its vendors based upon reaching a certain level of purchased materials during a specified period of time. Volume rebates are estimated based upon annual purchases, and are adjusted quarterly if the accrued volume rebate is applicable.

Dealer Volume Rebate

         The Company pays a volume rebate to independent dealers based upon the dollar volume of homes purchased and paid for by the dealer in excess of a certain specific dollar amount during a specific time period. Dealer volume rebates are accrued when sales are recognized.

Forward Looking Statements
--------------------------

         Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, continued excess retail inventory, increase in repossessions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, realization of deferred tax assets, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
-------           ----------------------------------------------------------

         We do not engage in investing in or trading market risk sensitive instruments. We also do not purchase, for investing, hedging, or for purposes "other than trading", instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps.

         We do not currently have any indebtedness as of November 2, 2002. If we were to borrow from our revolving line of credit facility, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.           Consolidated Financial Statements and Supplementary Data
------            --------------------------------------------------------

         Financial statements incorporated herein from Nobility's 2002 Annual Report to Shareholders are attached as Exhibit 13 and are listed at Part IV,
Item 15(a), "Consolidated Financial Statements and Schedules."

Item 9.           Changes in and Disagreements with Accountants on Accounting
------            -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

         None

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant
-------           --------------------------------------------------

         Information concerning Nobility's directors is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2003 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2003.

         The following table provides the names, ages and business experience for the past five years for each of Nobility's executive officers. Executive officers are each elected for one year terms.

Executive Officers
------------------

Terry E. Trexler (63)         Chairman of the Board and President; Mr. Trexler
                              is also President of TLT; from April 1996 to March
                              1997, Mr. Trexler was a director of Citizens
                              National Bank and its subsidiary, Citi-Bancshares, Inc. and was Chairman of the Board of Citizens
                              First Bancshares, Inc. and its subsidiary, Citizens First Bank of Ocala prior to its acquisition in April 1996.

Thomas W. Trexler (39)        Executive Vice President and Chief Financial
                              Officer since December 1994 and a director since
                              February 1993; President of Prestige Insurance
                              Services, Inc. since August 1992; President of
                              Prestige since June 1995 and Vice President from
                              1991 to June 1995; director of Prestige and Vice
                              President and director of TLT since September
                              1991.

Edward C. Sims (56)           Vice President of Engineering.

Jean Etheredge (57)           Secretary.

Lynn J. Cramer, Jr. (57)      Treasurer.

         Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility's President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Item 11.          Executive Compensation
-------           ----------------------

         Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2003 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2003.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
-------           --------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2003 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2003.

Item 13.          Certain Relationships and Related Transactions
-------           ----------------------------------------------

         Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2003 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2003.

Item 14.          Controls and Procedures
-------           -----------------------

         Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on
-------           ------------------------------------------------------
                  Form 8-K
                  --------

         (a)      Consolidated Financial Statements and Schedules:

                  Report of PricewaterhouseCoopers LLP

                  Consolidated Balance Sheets at November 2, 2002 and November 3, 2001

                  Consolidated Statements of Income for the Years Ended November 2, 2002, November 3, 2001 and November 4, 2000

                  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 2, 2002, November 3, 2001 and November 4, 2000

                  Consolidated Statements of Cash Flows for the Years Ended November 2, 2002, November 3, 2001 and November 4, 2000

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

                           (c) Revolving Credit Agreement dated April 18, 2001 with SunTrust Bank, a Georgia state-chartered bank (filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

                           (d) Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

                  13. Consolidated Financial Statements from 2002 Annual Report to Shareholders.

                  21.      Subsidiaries of Nobility.

--------
         * Management Remuneration Plan.

                  23.      Consent of PricewaterhouseCoopers LLP.

                  99.      (a)   Written Statement of Chief Executive Officer
                                 pursuant to 18 U.S.C. ss.1350.

                           (b) Written Statement of Chief Financial Officer pursuant to 18 U.S.C. ss.1350.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NOBILITY HOMES, INC.

DATE:  January 28, 2003                     By:      /s/Terry E. Trexler
                                               ---------------------------------
                                                    Terry E. Trexler, Chairman,
                                                    President and Chief
                                                    Executive Officer

DATE:  January 28, 2003                     By:      /s/Thomas W. Trexler
                                               ---------------------------------
                                                    Thomas W. Trexler, Executive
                                                    Vice President and
                                                    Chief Financial Officer

DATE:  January 28, 2003                     By:      /s/Lynn J. Cramer, Jr.
                                               ---------------------------------
                                                    Lynn J. Cramer, Jr.,
                                                    Treasurer and Principal
                                                    Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:  January 28, 2003                     By:      /s/Terry E. Trexler
                                               ---------------------------------
                                                     Terry E. Trexler, Director

DATE:  January 29, 2003                     By:      /s/Richard C. Barberie
                                               ---------------------------------
                                                     Richard C. Barberie,
                                                     Director

DATE:  January 28, 2003                     By:      /s/Robert Holliday
                                               ---------------------------------
                                                     Robert Holliday, Director

DATE:  January 28, 2003                     By:      /s/Robert P. Saltsman
                                               ---------------------------------
                                                     Robert P. Saltsman,
                                                     Director

DATE:  January 28, 2003                     By:      /s/Thomas W. Trexler
                                               ---------------------------------
                                                     Thomas W. Trexler, Director

CERTIFICATIONS

I, Terry E. Trexler, certify that:

1. I have reviewed this annual report on Form 10-K of Nobility Homes, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003


/s/ Terry E. Trexler
-----------------------------
Terry E. Trexler
Chief Executive Officer

I, Thomas W. Trexler, certify that:

1. I have reviewed this annual report on Form 10-K of Nobility Homes, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003


/s/ Thomas W. Trexler
-----------------------------
Thomas W. Trexler
Chief Financial Officer

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

                           (c) Revolving Credit Agreement dated April 18, 2001 with SunTrust Bank, a Georgia state-chartered bank (filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

                           (d) Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

                  13. Consolidated Financial Statements from 2002 Annual Report to Shareholders.

                  21.      Subsidiaries of Nobility.

                  23.      Consent of PricewaterhouseCoopers LLP.

                  99.      (a)   Written Statement of Chief Executive Officer
                                 pursuant to 18 U.S.C. ss.1350.

                           (b) Written Statement of Chief Financial Officer pursuant to 18 U.S.C. ss.1350.


---------------------
         * Management Remuneration Plan.