Form 10-Q
period 2003-02-01
NOBILITY HOMES INC
filed 2003-03-18
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended February 1, 2003

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

     Indicate by check mark whether the Registrant  is an acceleerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes _____; No    X   .

     The number of shares outstanding of each of the issuer's classes of common equity as of March 17, 2003 was 3,997,513

                              NOBILITY HOMES, INC.
                                      INDEX
                                                                           Page
                                                                          Number

PART I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets as of February 1, 2003
            and November 2, 2002                                              3

            Consolidated Statements of Income for the three months
            ended February 1, 2003 and February 2, 2002                       4

            Consolidated Statements of Cash Flows for the three months
            ended February 1, 2003 and February 2, 2002                       5

            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Conditions                              10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       13

Item 4.     Controls and Procedures                                          13

PART II.    Other Information and Signatures

Item 5.     Submission of Matters to a Vote of Security Holders              14

Item 6.     Exhibits                                                         14

                          PART I. FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         February 1, 2003             November 2, 2002
                                                                     -------------------------    --------------------------
                                                                           (Unaudited)
ASSETS
------

Current Assets:
      Cash and cash equivalents                                          $  12,094,726                $   12,481,711
      Accounts receivable - trade                                              929,111                     1,074,481
      Inventories                                                            7,172,194                     6,589,076
      Deferred income taxes                                                    608,700                       608,700
      Prepaid expenses and other current assets                                566,941                       368,129
                                                                          ------------                 -------------

           Total current assets                                             21,371,672                    21,122,097

Property, plant and equipment, net                                           2,953,347                     2,948,096
Investment in joint venture - Majestic 21                                    1,041,622                     1,020,056
Deferred income taxes - noncurrent                                              22,700                        22,700
Other assets                                                                 2,398,425                     2,383,425
                                                                          ------------                 -------------

           Total assets                                                  $  27,787,766                $   27,496,374
                                                                          ============                 =============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

Current liabilities:
      Accounts payable                                                   $     979,161                $    1,178,395
      Accrued expenses and other current liabilities                         1,755,512                     1,834,965
      Accrued compensation                                                     435,266                       704,122
      Income taxes payable                                                     282,101                             -
                                                                          ------------                             -

           Total current liabilities                                         3,452,040                     3,717,482
                                                                          ------------                 -------------

Commitments and contingencies liabilities

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                              -                             -
     Common stock, $.10 par value, 10,000,000
         shares authorized;  5,364,907 shares issued                           536,491                       536,491
     Additional paid in capital                                              8,629,144                     8,629,144
     Retained earnings                                                      23,022,467                    22,421,883
     Less treasury stock at cost, 1,352,694 and
          1,347,694 shares, respectively, in 2003 and 2002                  (7,852,376)                   (7,808,626)
                                                                          ------------                 -------------

           Total stockholders' equity                                       24,335,726                    23,778,892
                                                                          ------------                 -------------

           Total liabilities and stockholders' equity                    $  27,787,766                $   27,496,374
                                                                          ============                 =============


    The accompanying notes are in integal part of these financial statements

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                             Three Months Ended
                                                                                             ------------------
                                                                                 February 1,                    February 2,
                                                                                    2003                            2002
                                                                            --------------------------     ----------------------

Net sales                                                                      $   8,482,415                   $   8,244,123
Net sales - related parties                                                                -                          44,325
                                                                                ------------                    ------------

        Total net sales                                                            8,482,415                       8,288,448

Cost of goods sold                                                                (6,258,985)                     (6,180,373)
                                                                                ------------                    ------------

        Gross profit                                                               2,223,430                       2,108,075

Selling, general and administrative expenses                                      (1,385,043)                     (1,381,285)
                                                                                ------------                    ------------


        Operating income                                                             838,387                         726,790
                                                                                ------------                    ------------

Other income:
     Interest income                                                                  40,297                          58,650
     Undistributed earnings in joint venture -  Majestic 21                           21,567                         105,384
     Miscellaneous income                                                              9,333                           4,110
                                                                                ------------                    ------------
                                                                                      71,197                         168,144
                                                                                ------------                    ------------

Income before provision for income taxes                                             909,584                         894,934

Provision for income taxes                                                          (309,000)                       (302,000)
                                                                                ------------                    ------------

        Net income                                                             $     600,584                   $     592,934
                                                                                ============                    ============

Average shares outstanding
     Basic                                                                         4,014,246                       4,132,133
     Diluted                                                                       4,036,337                       4,149,232

Earnings per share
     Basic                                                                     $         .15                   $         .14
     Diluted                                                                   $         .15                   $         .14


    The accompanying notes are in integal part of these financial statements

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                     February 1,                 February 2,
                                                                                        2003                       2002
                                                                                -----------------------     ----------------------

Cash flows from operating activities:
     Net income                                                                    $     600,584               $    592,934
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                  49,569                     46,113
           Undistributed earnings in joint venture - Majestic 21                         (21,566)                  (105,384)
           Increase in cash surrender value of life insurance                            (15,000)                   (15,000)
           Decrease (increase) in:
              Accounts receivable - trade                                                145,370                   (169,754)
              Inventories                                                               (583,118)                   375,705
              Prepaid expenses and other current assets                                 (198,812)                  (290,654)
           (Decrease) increase in:
              Accounts payable                                                          (199,234)                  (177,171)
              Accrued expenses and other current liabilities                             (79,453)                  (320,425)
              Accrued compensation                                                      (268,856)                   (93,575)
              Income taxes payable                                                       282,101                    287,672
                                                                                    ------------                -----------
     Net cash provided by (used in) operating activities                                (288,415)                   130,461
                                                                                    ------------                -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                           (54,820)                  (352,099)
                                                                                    ------------                -----------
     Net cash provided by (used in) investing activities                                 (54,820)                  (352,099)
                                                                                    ------------                -----------

Cash flows from financing activities:
     Purchase of treasury stock                                                          (43,750)                  (163,473)
                                                                                    ------------                -----------
     Net cash used in financing activities                                               (43,750)                  (163,473)
                                                                                    ------------                -----------

Decrease in cash and cash equivalents                                                   (386,985)                  (385,111)

Cash and cash equivalents at beginning of quarter                                     12,481,711                 11,005,012
                                                                                    ------------                -----------

Cash and cash equivalents at end of quarter                                        $  12,094,726               $ 10,619,901
                                                                                    ============                ===========

Supplemental disclosure of cash flow information

     Interest Paid                                                                 $           -               $          -
                                                                                    ============                ===========
     Income taxes paid                                                             $         333               $    100,000
                                                                                    ============                ===========


    The accompanying notes are in integal part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended February 1, 2003 are not necessarily indicative of the results of the full fiscal year.

        Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations governing Form 10-Q. The condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 2, 2002 Form 10-K Annual Report.



2.      Inventories
        -----------

        Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at February 1, 2003 and November 2, 2002 are summarized as follows:

                                                                     February 1,         November 2,
                                                                         2003               2002
                                                                  --------------         -----------

                Raw materials                                       $   619,414         $    555,231
                Work-in-process                                         115,331              113,375
                Finished homes                                        6,017,614            5,525,607
                Pre-owned manufactured homes                            337,829              320,564
                Model home furniture and other                           82,006               74,299
                                                                  --------------         ------------
                                                                    $ 7,172,194         $  6,589,076
                                                                  ==============         ============

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


3.      Earnings Per Share
        ------------------

                                                                          Three Months Ended
                                                                February 1,             February 2,
                                                                   2003                    2002
                                                              --------------        ----------------

       Net income                                              $    600,584            $    592,934
                                                                ===========             ===========

       Weighted average shares outstanding:
            Basic                                                 4,014,246               4,132,133
            Add:  common stock equivalents                           22,091                  17,099
                                                                -----------             -----------

            Diluted                                               4,036,337               4,149,232
                                                                ===========             ===========

       Earnings per share:
            Basic and Diluted                                  $       0.15            $       0.14
                                                                ===========             ===========


4.      Affiliated Entities
        -------------------

        The amounts previously paid by TLT, Inc. to the Company have been recorded as a gain on recovery of the fully reserved TLT, Inc. note receivable in the consolidated financial statements. The balance of the reserved advances at February 1, 2003 was approximately $232,000.



5.      Critical Accounting Policies and Estimates
        ------------------------------------------

        The Company currently only applies judgment and estimates, which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.


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



        Vendor Rebates
        --------------

        The Company receives a volume rebate based upon reaching a certain level of purchased materials during a certain period of time. Volume rebates are determined based upon annual purchases, and are adjusted quarterly to determine if the accrued volume rebate is applicable.



        Dealer Volume Rebates
        ---------------------

        The Company pays a volume rebate to independent dealers based upon the dollar volume of homes purchased and paid for by the dealer in excess of a certain specfic dollar amount during a specific time period. Dealer volume rebates are accrued when sales are recognized.

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


6.      Accounting for Stock Based Compensation
        ---------------------------------------

        At February 1, 2003, the Company had a stock incentive plan (the "Plan"), which authorizes the issuance of options to purchase common stock. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statment No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                     Three Months Ended
                                                                            February 1,               February 2,
                                                                              2003                       2002
                                                                              ----                       ----

        Net Income, as reported                                           $   600,584.00            $   592,934.00

        Deduct:  Total stock-based employee
        compensation determined under fair value
        based method for all awards, net of related
        tax effects                                                            (2,533.00)                (6,885.00)
                                                                           -------------             -------------

        Pro forma net income                                              $   598,051.00            $   586,049.00
                                                                           =============             =============

        Earnings per share
                         Basic - as reported                              $         0.15            $         0.14
                         Basic - pro forma                                $         0.15            $         0.14

        Earnings per share
                         Diluted - as reported                            $         0.15            $         0.14
                         Diluted - pro forma                              $         0.15            $         0.14

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

For the first quarter ended February 1, 2003 compared to first quarter ended February 2, 2002 results of operations are as follows. Total net sales in first quarter 2003 increased 2% to $8,482,415 compared to $8,288,448 in first quarter 2002. Sales in first quarter 2002 were affected by a one-time adjustment of approximately $1.4 million primarily due to an increased sales to independent dealers of 51 units and retail sales of 24 units as a result of the timing of recognition of the sale as required under SAB 101.

Gross profit as a percentage of net sales was 26.2% in first quarter 2003 compared to 25.4% in first quarter 2002.

Selling, general and administrative expenses as a percent of net sales were 16.3% in first quarter 2003 compared to 16.7% in first quarter 2002.

The Company earned from interest on cash equivalents $40,297 in first quarter 2003 compared to $58,650 for same quarter last year. The decrease in interest income was a result of lower interest rates.

Majestic 21 is a financing joint venture accounted for under the equity method of accounting. The Company earned from Majestic 21 $21,567 in first quarter 2003 compared to $105,384 in first quarter 2002. The decrease in income in first quarter 2003 was primarily due to a larger provision for loan losses and fewer originations. Income reported for Majestic 21 results from the Company's 50% share of the equity in the earnings of this joint venture. Income for the joint venture fluctuates due to loan origination volume, foreclosure/repossession frequency and the severity of loss on the re-sale of the foreclosed units. The Company believes that its historical loss experience has been favorably affected by its ability to resell foreclosed/repossessed units through its network of retail sales centers.

As a result of the factors discussed above, earnings for first quarter 2003 were $600,584 or $.15 per basic and diluted share compared to $592,934 or $.14 per basic and diluted share for first quarter 2002.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $12,094,726 at February 1, 2003 compared to $12,481,711 at November 2, 2002. Working capital was $17,919,632 at February 1, 2003, compared to $17,404,615 at November 2, 2002. Nobility owns the entire inventory for the Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $7,172,194 at February 1. 2003, from $6,589,076 at November 2, 2002 primarily due to an increase in the numbers of homes in inventory at the Prestige retail sales centers.

Nobility repurchased in the open market 5,000 shares of its common stock for $43,750 during first quarter 2003.

Nobility maintains a revolving credit agreement with a major bank providing for borrowings up to $2,500,000 with an option to increase the line to $4,000,000. At February 1, 2003 and November 2, 2002, there were no amounts outstanding under this agreement.

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

Revenue Recognition
The Company recognizes revenue for the majority of retail sales upon the occurrence of the following:
   - its receipt of a down payment,
   - completion of the home,
   - title having passed to the retail homebuyer,
   - funds having been deposited into the Company's account,
   - the home having been delivered and set up at the retail home buyer's site, and
   - completion of any other significant obligations.

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

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

Critical Accounting Policies and Estimates (Continued)
------------------------------------------------------

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

Dealer Volume Rebates
The Company pays a volume rebate to independent dealers based upon the dollar volume of homes purchased and paid for by the dealer in excess of a certain specific dollar amount during a specific time period. Dealer volume rebates are accrued when sales are recognized.

Recent Accounting Pronouncements
--------------------------------

FASB Statement No. 142 (FAS 142)

In June 2001, the FASB issued Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS 142 Primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supercedes APB 17, Intangible Assets. Under FAS 142, goodwill and indefinite lived intangible asets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company implemented FAS 142, effective November 3, 2002, the beginning of its fiscal year. The Company performed the initial impairment testing of goodwill and determined there was no impairment as of February 1, 2003.

FASB Staement No. 144 (FAS 144)

In August 2001, the FASB issued Statement No. 144 (FAS 144), "Accounting for the Impairment of Disposal of Long-Lived Assets". FAS 144 supersedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The Company implemented FAS 144, effective November 3, 2002, the beginning of its fiscal year. The adoption of FAS 144 had no material impact on the Company's reported results of operations, financial position or cash flows.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

FASB Statement No 148 (FAS 148)

In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure". FAS 148 amends FAS 123, Accouting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statments about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented FAS 148, effective November 3, 2002, the beginning of its fiscal year.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) requ8ired to be included in the Company's reports filed or submitted under the Exchange Act.

b. Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                    Part II. OTHER INFORMATION AND SIGNATURES


There were no reportable events for Item 1 through Item 3 and Item 5

Item 5.  Submission of Matters to a Vote of Securtiy Holders.
    a) The annual Meeting of the Shareholders was held on February 28, 2003. The only matter to come before the meeting was the election of directors.
    b)    The vote to elect a board of five directors was as follows:

                                                 For         Against            Abstain              Not Voted
                                                 ---         -------            -------              ---------

             Terry E. Trexler                 3,766,310         0               49,557               197,322

             Richard C. Barberie              3,809,950         0                5,917               197,322

             Robert P. Holliday               3,809,950         0                5,917               197,322

             Robert P. Saltsman               3,809,950         0                5,917               197,322

             Thomas W. Trexler                3,766,310         0               49,557               197,322


Item 6.  Exhibits

         99.1 Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

         99.2 Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NOBILITY HOMES, INC.


DATE:     March 17, 2002                      By:   /s/   Terry E. Trexler
                                              ----------------------------------
                                                Terry E. Trexler, Chairman,
                                                President and Chief
                                                Executive Officer


DATE:     March 17, 2002                      By:   /s/   Thomas W. Trexler
                                              ----------------------------------
                                                Thomas W. Trexler, Executive
                                                Vice President, Chief Financial
                                                Officer



DATE:     March 17, 2002                      By:   /s/   Lynn J. Cramer, Jr.
                                              ----------------------------------
                                                Lynn J. Cramer, Jr., Treasurer
                                                and Principal Accounting Officer

                                 CERTIFICATIONS

I, Terry E. Trexler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nobility Homes, Inc.;

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

Date: March 17, 2003


/s/ Terry E. Trexler
--------------------
Terry E. Trexler
Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas W. Trexler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nobility Homes, Inc.;

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

Date: March 17, 2003


/s/ Thomas W. Trexler
---------------------
Thomas W. Trexler
Chief Financial Officer