Form 10-Q
period 2003-05-03
NOBILITY HOMES INC
filed 2003-06-17
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended May 3, 2003

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

     Indicate by check mark whether the Registrant  is an acceleerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes ______; No    X   .

     The number of shares outstanding of each of the issuer's classes of common equity as of June 17, 2003 was 3,987,513

                              NOBILITY HOMES, INC.
                                      INDEX
                                                                           Page
                                                                          Number

PART I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets as of May 3, 2003 and
              November 2, 2002                                                3

              Consolidated Statements of Income for the three and
              six months ended May 3, 2003 and May 4, 2002                    4

              Consolidated Statements of Comprehensive Income for
              the three and six months ended May 3, 2003 and
              May 4, 2002                                                     5

              Consolidated Statements of Cash Flows for the six months
              ended May 3, 2003 and May 4, 2002                               6

              Notes to Consolidated Financial Statements                      7

Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial Conditions                 13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk      18

Item 4.      Controls and Procedures                                         18


PART II.      Other Information and Signatures

Item 6.       Exhibits                                                       19

                          PART I. FINANCIAL INFORMATION

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       May 3, 2003        November 2, 2002
                                                                     -----------------   ------------------
                                                                       (Unaudited)
ASSETS
------

Current Assets:
     Cash and cash equivalents                                        $    10,931,366      $    12,481,711
     Marketable securities                                                  1,418,322                    -
     Accounts receivable - trade                                              844,154            1,074,481
     Inventories                                                            7,890,727            6,589,076
     Deferred income taxes                                                    554,234              608,700
     Prepaid expenses and other current assets                                494,921              368,129
                                                                       --------------       --------------

          Total current assets                                             22,133,724           21,122,097

Property, plant and equipment, net                                          2,965,508            2,948,096
Investment in joint venture - Majestic 21                                   1,130,619            1,020,056
Deferred income taxes - noncurrent                                             22,700               22,700
Other assets                                                                2,413,424            2,383,425
                                                                       --------------       --------------

          Total assets                                                $    28,665,975      $    27,496,374
                                                                       ==============       ==============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $ 929,206      $     1,178,395
     Accrued expenses and other current liabilities                         2,310,847            1,834,965
     Accrued compensation                                                     371,184              704,122
     Income taxes payable                                                     131,101                    -
                                                                       --------------       --------------

          Total current liabilities                                         3,742,338            3,717,482
                                                                       --------------       --------------

Commitments and contingencies liabilities

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
          shares authorized, none issued                                            -                    -
     Common stock, $.10 par value, 10,000,000
          shares authorized;  5,364,907 shares issued                         536,491              536,491
     Additional paid in capital                                             8,629,144            8,629,144
     Retained earnings                                                     23,699,697           22,421,883
     Accumulated other comprehensive income                                   127,089                    -
     Less treasury stock at cost, 1,377,394 and
           1,347,694 shares, respectively, in 2003 and 2002                (8,068,784)          (7,808,626)
                                                                       --------------       --------------

          Total stockholders' equity                                       24,923,637           23,778,892
                                                                       --------------       --------------

          Total liabilities and stockholders' equity                  $    28,665,975      $    27,496,374
                                                                       ==============       ==============


    The accompanying notes are in integal part of these financial statements

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                              Three Months Ended                  Six Months Ended
                                                              ------------------                  ----------------
                                                           May 3,            May 4,           May 3,            May 4,
                                                            2003              2002             2003              2002
                                                       ---------------   ---------------   --------------   ---------------

Net sales                                               $   8,354,762     $   8,945,759    $  16,837,177     $  17,189,882
Net sales - related parties                                        -                  -                -            44,325
                                                         ------------      ------------     ------------      ------------

      Total net sales                                       8,354,762         8,945,759       16,837,177        17,234,207

Cost of goods sold                                         (6,127,236)       (6,588,885)     (12,386,221)      (12,769,258)
                                                         ------------      ------------     ------------      ------------

      Gross profit                                          2,227,526         2,356,874        4,450,956         4,464,949

Selling, general and administrative expenses               (1,331,554)       (1,360,354)      (2,716,597)       (2,741,639)
                                                         ------------      ------------     ------------      ------------

      Operating income                                        895,972           996,520        1,734,359         1,723,310
                                                         ------------      ------------     ------------      ------------

Other income:
    Interest income                                            43,239            42,272           83,536           100,923
    Undistributed earnings in joint venture -
      Majestic 21                                              88,997            39,121          110,563           144,506
    Gain on recovery of TLT, Inc. note receivable                   -           100,000                -           100,000
    Miscellaneous                                               8,023             6,921           17,356            11,029
                                                         ------------      ------------     ------------      ------------
                                                              140,259           188,314          211,455           356,458
                                                         ------------      ------------     ------------      ------------

Income before provision for income taxes                    1,036,231         1,184,834        1,945,814         2,079,768

Provision for income taxes                                   (359,000)         (414,000)        (668,000)         (716,000)
                                                         ------------      ------------     ------------      ------------

    Net income                                          $     677,231     $     770,834    $   1,277,814     $   1,363,768
                                                         ============      ============     ============      ============

Weighted average shares outstanding
    Basic                                                   3,996,175         4,124,513        4,005,210         4,128,323
    Diluted                                                 4,010,169         4,154,393        4,023,339         4,152,034

Earnings per share
    Basic                                               $         .17     $         .19    $         .32     $         .33
    Diluted                                             $         .17     $         .19    $         .32     $         .33


    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                              Three Months Ended                  Six Months Ended
                                                              ------------------                  ----------------
                                                           May 3,            May 4,           May 3,            May 4,
                                                            2003              2002             2003              2002
                                                       ---------------   ---------------   --------------   ---------------

Net income                                              $    677,231      $    770,834      $  1,277,814     $   1,363,768

Fair value adjustment for marketable securities              127,089                 -           127,089                 -
                                                         -----------       -----------       -----------      ------------

    Comprehensive income                                $    804,320      $    770,834      $  1,404,903     $   1,363,768
                                                         ===========       ===========       ===========      ============








    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                               May 3,              May 4,
                                                                                2003                2002
                                                                          -----------------   -----------------

Cash flows from operating activities:
    Net income                                                               $   1,277,814       $   1,363,768
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                               98,220              92,226
        Gain on recovery of TLT, Inc. note receivable                                    -            (100,000)
        Undistributed earnings in joint venture - Majestic 21                     (110,563)           (144,506)
        Increase in cash surrender value of life insurance                         (30,000)            (30,000)
        Decrease (increase) in:
           Accounts receivable - trade                                             230,327            (895,952)
           Inventories                                                          (1,301,651)            239,365
           Prepaid expenses and other current assets                              (126,792)           (126,861)
        (Decrease) increase in:
           Accounts payable                                                       (249,189)           (122,630)
           Accrued expenses and other current liabilities                          475,882             (56,286)
           Accrued compensation                                                   (332,938)             74,382
           Income taxes payable                                                    131,101             (98,328)
                                                                              ------------        ------------
    Net cash provided by operating activities                                       62,211             195,178
                                                                              ------------        ------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                     (115,631)           (373,369)
                                                                              ------------        ------------
    Net cash used in investing activities                                         (115,631)           (373,369)
                                                                              ------------        ------------

Cash flows from financing activities:
    Purchase of marketable securities                                           (1,236,767)                  -
    Purchase of treasury stock                                                    (260,158)           (163,473)
    Collection of TLT, Inc. note receivable                                              -             100,000
                                                                              ------------        ------------
    Net cash used in financing activities                                       (1,496,925)            (63,473)
                                                                              ------------        ------------

Decrease in cash and cash equivalents                                           (1,550,345)           (241,664)

Cash and cash equivalents at beginning of year                                  12,481,711          11,005,012
                                                                              ------------        ------------

Cash and cash equivalents at end of quarter                                  $  10,931,366       $  10,763,348
                                                                              ============        ============

Supplemental disclosure of cash flow information

    Interest Paid                                                            $           -       $           -
                                                                              ============        ============
    Income taxes paid                                                        $     510,000       $     925,000
                                                                              ============        ============


    The accompanying notes are in integal part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the six months ended May 3, 2003 are not necessarily indicative of the results of the full fiscal year.

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



2.      Inventories
        -----------

        Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at May 3, 2003 and November 2, 2002 are summarized as follows:

                                                                  May 3,                       November 2,
                                                                   2003                            2002
                                                             -----------------               -----------------

                   Raw materials                               $      529,799                  $      555,231
                   Work-in-process                                     18,235                         113,375
                   Finished homes                                   6,775,300                       5,525,607
                   Pre-owned manufactured homes                       465,421                         320,564
                   Model home furniture and other                     101,972                          74,299
                                                                -------------                   -------------
                                                               $    7,890,727                 $     6,589,076
                                                                =============                   =============

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


3.      Accounting for Stock Based Compensation
        ---------------------------------------

        At May 3, 2003, the Company had a stock incentive plan (the "Plan"), which authorizes the issuance of oack-Schoo purchase common stock. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpreatations in accounting for its plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts as follows. The pro forma amounts were determined using the Bl

                                                    Three Months Ended                      Six Months Ended
                                                    ------------------                      ----------------
                                                May 3,             May 4,               May 3,            May 4,
                                                 2003               2002                 2003              2002
                                                 ----               ----                 ----              ----

      Net Income, as reported                 $   677,231       $   770,834         $  1,277,814      $  1,363,768

      Deduct:  Total stock-based
      employee compensation
      determined under fair value
      based method for all awards,
      net of related tax effects                   (3,837)           (6,885)              (6,370)          (13,777)
                                               ----------        ----------          -----------       -----------

      Pro forma net income                    $   673,394       $   763,949         $  1,271,444      $  1,349,991
                                               ==========        ==========          ===========       ===========

      Earnings per share
               Basic - as reported            $      0.17       $      0.19         $       0.32      $       0.33
               Basic - pro forma              $      0.17       $      0.19         $       0.32      $       0.33

      Earnings per share
               Diluted - as reported          $      0.17       $      0.19         $       0.32      $       0.33
               Diluted - pro forma            $      0.17       $      0.18         $       0.32      $       0.33

                              NOBILITY HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


4.      Earnings Per Share

                                                         Three Months Ended                  Six Months Ended
                                                       May 3,          May 4,             May 3,           May 4,
                                                        2003            2002               2003             2002
                                                    --------------  --------------    ---------------  ---------------

     Net income                                     $    677,231     $   770,834       $  1,277,814     $  1,363,768
                                                     ===========      ==========        ===========      ===========

     Weighted average shares outstanding:
          Basic                                        3,996,175       4,124,513          4,005,210        4,128,323
          Add:  common stock equivalents                  13,994          29,880             18,129           23,711
                                                     -----------      ----------        -----------      -----------

          Diluted                                      4,010,169       4,154,393          4,023,339        4,152,034
                                                     ===========      ==========        ===========      ===========

     Earnings per share:
          Basic and Diluted                         $       0.17     $      0.19       $       0.32     $       0.33
                                                     ===========      ==========        ===========      ===========

5.      Affiliated Entities
        -------------------

        The amounts previously paid by TLT, Inc. to the Company have been recorded as a gain on recovery of the fully reserved TLT, Inc. note receivable in the consolidated financial statements. The balance of the reserved advances at May 3, 2003 was approximately $232,000.

6.      Critical Accounting Policies and Estimates
        ------------------------------------------

        The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

        Revenue Recognition
        The Company recognizes revenue for the majority of retail sales upon the occurrence of the following:
        - its receipt of a down payment,
        - completion of the home,
        - title having passed to the retail home buyer,
        - funds having been deposited into the Company's account,
        - the home having been delivered and set up at the retail home buyer's site, and
        - completion of any other significant obligations.

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

        Comprehensive Income

        Comprehensive income includes net income and the fair value adjustments for marketable securities that are classified as available-for-sale. Total comprehensive income for the quarter ended May 3, 2003 was approximately $804,000, which included the unrealized gains from the fair value adjustments on marketable securities of approximately $127,000, net of tax of approximately $54,000.

        Short Term Investments

        The Company's short term investments, consisting primarily of high grade debt securities, are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates fair value at May 3, 2003. The Company also owns investments that are considered to be available-for-sale. The Company records any adjustments to the fair market value of these available-for-sale securities to other comprehensive income. At May 3, 2003, all held-to-maturity and available-for-sale securities were classified as current assets.

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.      Recent Accounting Pronouncements
        --------------------------------

        FASB Statement No. 142 (FAS 142)

        In June 2001, the FASB issued Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS 142 Primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supercedes APB 17, Intangible Assets. Under FAS 142, goodwill and indefinite lived intangible asets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company implemented FAS 142, effective November 3, 2002, the beginning of its fiscal year. In connection with the adoption of FAS 142, the Company completed the transitional impairment testing of goodwill during the six months ended May 3, 2003. The transitional impairment testing resulted in no initial goodwill impairment charge for the six month period ended May 3, 2003.

        FASB Statement No. 144 (FAS 144)

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

        FASB Interpretation No. 45 (FIN 45)

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect of Indebtedness of Others." FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize the liability for the fair value of the obligation it assumes under the guarantee. FIN 45 provides that initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company did not guarantee the indebtedness of others during the six months ended May 3, 2003. Adoption of FIN 45 has not had an affect on the Company's financial statements.

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.      Recent Accounting Pronouncements (Continued)
        --------------------------------------------

        FASB Statement No 148 (FAS 148)

        In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure". FAS 148 amends FAS 123, "Accouting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented FAS 148, effective November 3, 2002, the beginning of its fiscal year.

        FASB Interpretation No. 46 (FIN 46)

        In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This intact,eiftion of Accounting Research Bulletin 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities which posses certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. There were no variable interest entities created or in which the Company obtained an interest in the six months ended May 3, 2003. The Company is in the process of determining the impact, if any, of adopting the provision of FIN 46.

        FASB Statement No. 149 (FAS 149)

        In April 2003, the FASB issued Statement No. 149 (FAS 149),
        "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company did not have any derivative instruments or hedging activities during the six months ended May 3, 2003. Adoption of FAS 149 is not expected to materially affect the Company's financial statements.

        FASB Statement No. 150 (FAS 150)

        In May 2003, the FASB issued Statement No. 150 (FAS 150),
        "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FAS 150 is not expected to materially affect the Company's financial statements.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations
---------------------

The three and six month period ended May 3, 2003 compared to the three and six month period ended May 4, 2002 are as follows. The sales for the second quarter of fiscal 2003 decreased approximately 6.6% to $8,354,762 from $8,945,759 for the second quarter 2002. Sales for the first six months of 2003 were $16,837,177 compared to $ 17,234,207 for the first six months of 2002. The decease in sales was a result of less sales to our outside independent dealers.

Gross profit as a percentage of net sales was 26.7% in second quarter 2003 compared to 26.3% in second quarter 2002 and was 26.4% for the first six months of 2003 compared to 25.9% for the same period last year.

Selling, general and administrative expenses as a percent of net sales were 15.9% in second quarter 2003 compared to 15.2% in second quarter 2002 and was 16.1% for the first six months of 2003 compared to 15.9% for the first six months of 2002.

The Company earned $43,239 for the second quarter of 2003 for interest on cash equivalents and marketable securities as compared to $42,272 for the same quarter last year. During the first six months of 2003 the Company earned $83,536 compared to $100,923 in the first six months of 2002. The decrease in interest income was a result of lower interest rates. The Company had received a $100,000 payment on a fully reserved note receivable from TLT, Inc. during second quarter 2002.

Majestic 21 is a financing joint venture accounted for under the equity method of accounting. The Company earned from Majestic 21 $88,997 in second quarter 2003 compared to $39,121 in second quarter 2002. The increase in income was primarily due to a smaller provision for loan losses. Majestic 21 earned $110,563 for the first six months of 2003 as compared to $144,506 first six months of 2002. The decrease in income for the six month period was primarily due to a combination of both larger provisions for loan losses and fewer originations in first quarter 2003. Income reported for Majestic 21 results from the Company's 50% share of the equity in the earnings of this joint venture. Income for the joint venture fluctuates due to loan origination volume, foreclosure/repossession frequency and the severity of loss on the re-sale of the foreclosed units. The Company believes that its historical loss experience has been favorably affected by its ability to resell foreclosed/repossessed units through its networ

As a result of the factors discussed above, earnings for second quarter 2003 were $677,231 or $.17 per basic and diluted share compared to $770,834 or $.19 per basic and diluted share for second quarter 2002. For the first six month of 2003 the net income was $1,277,814 or $.32 per basic and diluted share as compared to $1,363,768 or $.33 per basic and diluted share for the first six months of 2002.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources
-------------------------------

Cash, cash equivalents and marketable securities were $12,349,688 at May 3, 2003 compared to $12,481,711 at November 2, 2002. Working capital was $18,391,386 at May 3, 2003 compared to $17,404,615 at November 2, 2002. Nobility owns the entire inventory for the Prestige retail sales centers and does not incur any third party floor plan financing expenses. The inventories increased to $7,890,727 at May 3, 2003, from $6,589,076 at November 2, 2002, primarily due to retail sales centers model home inventory being increased to a more normal stocking level and more retail sale of homes in various stages of completion prior to final funding.

Nobility repurchased in the open market 24,700 shares of its common stock for $216,408 during second quarter 2003 and purchased a total of 29,700 shares for $260,158 during the first six months of 2003.

Nobility maintains a revolving credit agreement with a major bank providing for borrowings of up to $2,500,000 with an option to increase the line to $4,000,000. At May 3, 2003 and November 2, 2002, there were no amounts outstanding under this agreement.

Consistent with normal practice, Nobility's operations are not expected to require significant capital expenditures during fiscal 2003. Working capital requirements for the home inventory for existing and any new retail sales centers will be met with internal sources.

Critical Accounting Policies and Estimates
------------------------------------------

The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

Revenue Recognition
The Company recognizes revenue for the majority of retail sales upon the occurrence of the following:
        - its receipt of a down payment,
        - completion of the home,
        - title having passed to the retail home buyer,
        - funds having been deposited into the Company's account,
        - the home having been delivered and set up at the retail home buyer's site, and
        - completion of any other significant obligations.

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

Comprehensive Income
Comprehensive income includes net income and the fair value adjustments for marketable securities that are classified as available-for-sale. Total comprehensive income for the quarter ended May 3, 2003 was approximately $804,000, which included the unrealized gains from the fair value adjustments on marketable securities of approximately $127,000, net of tax of approximately $54,000.

Short Term Investments
The Company's short term investments, consisting primarily of high grade debt securities, are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates fair value at May 3, 2003. The Company also owns investments that are considered to be available-for-sale. The Company records any adjustments to the fair market value of these available-for-sale securities to other comprehensive income. At May 3, 2003, all held-to-maturity and available-for-sale securities were classified as current assets.

Recent Accounting Pronouncements
--------------------------------

FASB Statement No. 142 (FAS 142)
In June 2001, the FASB issued Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS 142 Primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supercedes APB 17, Intangible Assets. Under FAS 142, goodwill and indefinite lived intangible asets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company implemented FAS 142, effective November 3, 2002, the beginning of its fiscal year. In connection with the adoption of FAS 142, the Company completed the transitional impairment testing of goodwill during the six months ended May 3, 2003. The transitional impairment testing resulted in no initial goodwill impairment charge for the six month period ended May 3, 2003.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

FASB Statement No. 144 (FAS 144)
In August 2001, the FASB issued Statement No. 144 (FAS 144), "Accounting for the Impairment of Disposal of Long-Lived Assets". FAS 144 supersedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The Company implemented FAS 144, effective November 3, 2002, the beginning of its fiscal year. The adoption of FAS 144 had no material impact on the Company's reported results of operations, financial position or cash flows.

FASB Interpretation No. 45 (FIN 45)
In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect of Indebtedness of Others." FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize the liability for the fair value of the obligation it assumes under the guarantee. FIN 45 provides that initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company did not guarantee the indebtedness of others during the six months ended May 3, 2003. Adoption of FIN 45 has not had an affect on the Company's financial statements.

FASB Statement No 148 (FAS 148)
In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure". FAS 148 amends FAS 123, "Accouting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented FAS 148, effective November 3, 2002, the beginning of its fiscal year.

FASB Interpretation No. 46 (FIN 46)
In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin 51, "Consolidated Financialantatements," addresses consolidation by business enterprises of variable interest entities which posses certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. There were no variable interest entities created or in which the Company obtained an interest in the six months ended May 3, 2003. The Company is in the process of determing the impact, if any, of adopting the provision of FIN 46.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

FASB Statement No. 149 (FAS 149)
In April 2003, the FASB issued Statement No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company did not have any derivative instruments or hedging activities during the six months ended May 3, 2003. Adoption of FAS 149 is not expected to materially affect the Company's financial statements.

FASB Statement No. 150 (FAS 150)
In May 2003, the FASB issued Statement No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FAS 150 is not expected to materially affect the Company's financial statements.

Forward-Looking Statements
--------------------------

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

We do not currently have any indebtedness as of May 3, 2003. If we were to borrow from our revolving line of credit facility, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

b. Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

               Part II. OTHER INFORMATION AND SIGNATURES



There were no reportable events for Item 1 through 5

Item 6.       Exhibits

              99.1 Written Statement of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350
              99.2 Written Statement of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOBILITY HOMES, INC.


DATE:          June 17, 2003            By:     /s/         Terry E. Trexler
                                        ----------------------------------------
                                          Terry E. Trexler, Chairman,
                                          President and Chief
                                          Executive Officer


DATE:          June 17, 2003            By:     /s/         Thomas W. Trexler
                                        ----------------------------------------
                                          Thomas W. Trexler, Executive
                                          Vice President, Chief Financial
                                          Officer



DATE:          June 17, 2003            By:     /s/         Lynn J. Cramer, Jr.
                                        ----------------------------------------
                                          Lynn J. Cramer, Jr., Treasurer
                                          and Principal Accounting Officer

                                 CERTIFICATIONS

I, Terry E. Trexler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nobility Homes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003


/s/ Terry E. Trexler
--------------------
Terry E. Trexler
Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas W. Trexler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nobility Homes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003


/s/ Thomas W. Trexler
---------------------
Thomas W. Trexler
Chief Financial Officer