Form 10-Q
period 2003-08-02
NOBILITY HOMES INC
filed 2003-09-16
CIK 72205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended August 2, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes _____; No     X     .

The number of shares of the registrant's common stock, par value $0.10, outstanding as of September 16, 2003 was 3,987,513.

                              NOBILITY HOMES, INC.
                                      INDEX


                                                                           Page
                                                                          Number
PART I.
              Financial Information
Item 1.
              Financial Statements (Unaudited)

              Consolidated Balance Sheets as of August 2, 2003 and
              November 2, 2002                                                3

              Consolidated Statements of Income for the three and
              nine months ended August 2, 2003 and August 3, 2002             4

              Consolidated Statements of Comprehensive Income for the
              three and nine months ended August 2, 2003 and August 3, 2002   5

              Consolidated Statements of Cash Flows for the nine months
              ended August 2, 2003 and August 3, 2002                         6

              Notes to Consolidated Financial Statements                      7

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition                             12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     15

Item 4.       Controls and Procedures                                        15

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                               16

Signatures                                                                   16

                          PART I. FINANCIAL INFORMATION
                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  August 2, 2003            November 2, 2002
                                                                               ----------------------    -----------------------
SSETS                                                                              (Unaudited)
------

Current Assets:
      Cash and cash equivalents                                                  $   9,507,366              $   12,481,711
      Marketable securities                                                          3,696,128                           -
      Accounts receivable - trade                                                    1,722,744                   1,074,481
      Inventories                                                                    7,466,789                   6,589,076
      Deferred income taxes                                                            549,322                     608,700
      Prepaid expenses and other current assets                                       608,872                      368,129
                                                                                  ------------               -------------

           Total current assets                                                     23,551,221                  21,122,097

Property, plant and equipment, net                                                   3,136,660                   2,948,096
Investment in joint venture - Majestic 21                                            1,178,778                   1,020,056
Deferred income taxes - noncurrent                                                      22,700                      22,700
Other assets                                                                         2,428,425                   2,383,425
                                                                                  ------------               -------------

           Total assets                                                          $  30,317,784              $   27,496,374
                                                                                  ============               =============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                           $     914,916              $    1,178,395
      Accrued expenses and other current liabilities                                 3,124,975                   1,834,965
      Accrued compensation                                                             363,968                     704,122
      Income taxes payable                                                             345,101                           -
                                                                                  ------------                           -

           Total current liabilities                                                 4,748,960                   3,717,482
                                                                                  ------------               -------------

Commitments and contingencies liabilities

Stockholders' equity:
      Preferred stock, $.10 par value, 500,000
           shares authorized, none issued                                                    -                           -
      Common stock, $.10 par value, 10,000,000
           shares authorized;  5,364,907 shares issued                                 536,491                     536,491
      Additional paid in capital                                                     8,629,144                   8,629,144
      Retained earnings                                                             24,333,424                  22,421,883
      Accumulated other comprehensive income                                           138,549                           -
      Less treasury stock at cost, 1,377,394 and
            1,347,694 shares, respectively, in 2003 and 2002                        (8,068,784)                 (7,808,626)
                                                                                  ------------               -------------

           Total stockholders' equity                                               25,568,824                  23,778,892
                                                                                  ------------               -------------

           Total liabilities and stockholders' equity                            $  30,317,784              $   27,496,374
                                                                                  ============               =============


    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                    Three Months Ended                      Nine Months Ended
                                                                    ------------------                      -----------------
                                                               August 2,           August 3,          August 2,          August 3,
                                                                  2003               2002               2003               2002
                                                            -----------------   ----------------   ----------------   --------------

Net sales                                                   $   9,441,504       $   8,335,919       $  26,278,681     $  25,525,801
Net sales - related parties                                        23,675                   -              23,675            44,325
                                                             ------------        ------------        ------------      ------------

       Total net sales                                          9,465,179           8,335,919          26,302,356        25,570,126

Cost of goods sold                                             (7,167,499)         (6,092,161)        (19,553,721)      (18,861,419)
                                                             ------------        ------------        ------------      -------------

       Gross profit                                             2,297,680           2,243,758           6,748,635         6,708,707

Selling, general and administrative expenses                   (1,489,516)         (1,393,557)         (4,206,113)       (4,135,196)
                                                             ------------        ------------        ------------      -------------

       Operating income                                           808,164             850,201           2,542,522         2,573,511
                                                             ------------        ------------        ------------      -------------

Other income:
    Interest income                                                49,276              50,222             132,811           151,145
    Undistributed earnings in joint venture -
       Majestic 21                                                 48,160              47,421             158,723           191,927
    Gain on recovery of TLT, Inc. note receivable                       -             100,000                   -           200,000
    Miscellaneous                                                  52,130              63,971              69,485            75,000
                                                             ------------        ------------        ------------      -------------
                                                                  149,566             261,614             361,019           618,072
                                                             ------------        ------------        ------------      -------------

Income before provision for income taxes                          957,730           1,111,815           2,903,541         3,191,583

Provision for income taxes                                       (324,000)           (383,000)           (992,000)       (1,099,000)
                                                             ------------        ------------        ------------      -------------

    Net income                                              $     633,730       $     728,815       $   1,911,541     $   2,092,583
                                                             ============        ============        ============      =============

Weighted average shares outstanding
    Basic                                                       3,987,513           4,120,651           3,999,311         4,125,766
    Diluted                                                     4,015,417           4,145,308           4,020,333         4,149,601

Earnings per share
    Basic                                                   $         .16        $        .18       $         .48     $         .51
    Diluted                                                 $         .16        $        .18       $         .48     $         .50


    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                               Three Months Ended                       Nine Months Ended
                                                               ------------------                       -----------------
                                                         August 2,           August 3,            August 2,           August 3,
                                                            2003                2002                2003                 2002
                                                      -----------------   -----------------   ------------------   -----------------

Net income                                              $    633,730         $   728,815        $   1,911,541        $  2,092,583

Fair value adjustment for marketable securities               11,460                   -              138,549                   -
                                                         ------------         -----------        -------------        ------------

    Comprehensive income                                $    645,190         $   728,815        $   2,050,090        $  2,092,583
                                                         ============         ===========        =============        ============

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                  August 2,              August 3,
                                                                                    2003                    2002
                                                                               ----------------       -----------------

Cash flows from operating activities:
    Net income                                                                  $  1,911,541           $   2,092,583
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                148,518                 153,375
        Deferred income taxes                                                         59,378                       -
        Undistributed earnings in joint venture - Majestic 21                       (158,722)               (191,927)
        Increase in cash surrender value of life insurance                           (45,000)                (45,000)
        Gain on recovery of TLT, Inc. note receivable                                      -                (200,000)
        Decrease (increase) in:
          Accounts receivable - trade                                               (648,263)               (772,068)
          Inventories                                                               (877,713)                (59,404)
          Prepaid expenses and other current assets                                 (240,743)               (210,058)
        (Decrease) increase in:
          Accounts payable                                                          (263,479)               (199,766)
          Accrued expenses and other current liabilities                           1,290,010                 326,174
          Accrued compensation                                                      (340,154)                (96,352)
          Income taxes payable                                                       345,101                (186,328)
                                                                                 -----------            ------------
    Net cash provided by operating activities                                      1,180,474                 611,229
                                                                                 -----------            ------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                       (337,082)               (502,413)
                                                                                 -----------            ------------
    Net cash used in investing activities                                           (337,082)               (502,413)
                                                                                 -----------            ------------

Cash flows from financing activities:
    Purchase of marketable securities                                             (3,557,579)                      -
    Purchase of treasury stock                                                      (260,158)               (619,967)
    Collection of TLT, Inc. note receivable                                               -                  200,000
                                                                                 -----------            ------------
    Net cash used in financing activities                                         (3,817,737)               (419,967)
                                                                                 -----------            ------------

Decrease in cash and cash equivalents                                             (2,974,345)               (311,151)

Cash and cash equivalents at beginning of year                                    12,481,711              11,005,012
                                                                                 -----------            ------------

Cash and cash equivalents at end of quarter                                     $ 9,507,366            $  10,693,861
                                                                                 ===========            ============

Supplemental disclosure of cash flow information:

    Interest paid                                                               $          -           $           -
                                                                                 ===========            ============
    Income taxes paid                                                           $    620,000           $   1,596,000
                                                                                 ===========            ============

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements for the three and nine months ended August 2, 2003 and August 3, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended August 2, 2003 are not necessarily indicative of the results of the full fiscal year.

     The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 2, 2002 Annual Report on Form 10-K

2.   Inventories
     -----------

     Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at August 2, 2003 and November 2, 2002 are summarized as follows:


                                              August 2,           November 2,
                                                2003                 2002
                                           ----------------     ----------------
                                             (Unaudited)

          Raw materials                     $    572,171         $   555,231
          Work-in-process                        113,214             113,375
          Finished homes                       6,309,511           5,525,607
     Pre-owned manufactured homes                369,466             320,564
     Model home furniture and other              102,427              74,299
                                             -------------        --------------
                                            $  7,466,789         $ 6,589,076
                                             =============        =============

3.   Accounting for Stock Based Compensation
     ---------------------------------------

     At August 2, 2003, the Company had a stock incentive plan (the "Plan"), which authorizes the issuance of options to purchase common stock. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but accounts for the plan under the recognition and measurements principle of Accounting Principles Board Opinion No. 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts as follows:


                                                      Three Months Ended                      Nine Months Ended
                                                      ------------------                      -----------------
                                                 August 2,           August 3             August 2         August 3,
                                                    2003               2002                 2003             2002
                                                    ----               ----                 ----             ----

      Net Income, as reported                   $   633,730         $  728,815          $  1,911,541      $  2,092,583

      Deduct:  Total stock-based
      employee compensation
      determined under fair value
      based method for all awards, net
      of related tax effects                         (3,837)            (6,885)              (10,207)          (20,655)
                                                 ----------          ---------           -----------       -----------

      Pro forma net income                      $   629,893         $  721,930          $  1,901,334      $  2,071,928
                                                 ==========          =========           ===========       ===========

      Earnings per share
                Basic - as reported             $      0.16         $     0.18          $       0.48      $       0.51
                Basic - pro forma               $      0.16         $     0.18          $       0.47      $       0.50

      Earnings per share
                Diluted - as reported           $      0.16         $     0.18          $       0.48      $       0.50
                Diluted - pro forma             $      0.16         $     0.17          $       0.47      $       0.50


                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Earnings Per Share

                                                            Three Months Ended                    Nine Months Ended
                                                        August 2,        August 3,          August 2,          August 3,
                                                           2003            2002                2003              2002
                                                      ---------------  --------------     ---------------   ----------------

      Net income                                       $    633,730     $   728,815        $  1,911,541      $   2,092,583
                                                        ===========      ==========         ===========       ============

      Weighted average shares outstanding:
           Basic                                          3,987,513       4,120,651           3,999,311          4,125,766
           Add:  common stock equivalents                    27,904          24,657              21,022             23,835
                                                        -----------         -------         -----------       ------------

           Diluted                                        4,015,417       4,145,308           4,020,333          4,149,601
                                                        ===========      ==========         ===========       ============

      Earnings per share:
           Basic                                       $       0.16     $      0.18        $       0.48      $        0.51
                                                        ===========      ==========         ===========       ============
           Diluted                                     $       0.16     $      0.18        $       0.48      $        0.50
                                                        ===========      ==========         ===========       ============


5.   Affiliated Entities
     -------------------

     The amounts previously paid by TLT, Inc. to the Company have been recorded as a gain on recovery of the fully reserved TLT, Inc. note receivable in the consolidated financial statements. The balance of the fully reserved advances at August 2, 2003 was approximately $232,000.

6.   Critical Accounting Policies and Estimates
     ------------------------------------------

     The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and material estimates are applied.

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

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     Comprehensive Income
     Comprehensive income includes net income and the fair value adjustments for marketable securities that are classified as available-for-sale. Total comprehensive income for the quarter ended August 2, 2003 was approximately $645,000, which included the unrealized gains from the fair value adjustments on marketable securities of approximately $16,000, net of tax of approximately $5,000. Total comprehensive income for the first nine months of 2003 was approximately $2,050,000, which included the unrealized gains from the fair value adjustments on marketable securities of approximately $198,000, net of tax of approximately $59,000.

     Short Term Investments
     The Company's short-term investments, consisting primarily of high-grade debt securities, are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates fair value at August 2, 2003. The Company also owns investments that are considered to be available-for-sale. The Company records any adjustments to the fair market value of these available-for-sale securities to other comprehensive income. At August 2, 2003, all held-to-maturity and available-for-sale securities were classified as current assets.

7.   Recent Accounting Pronouncements
     --------------------------------

     FASB Statement No. 142 (FAS 142)
     In June 2001, the FASB issued Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supercedes APB 17, Intangible Assets. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company implemented FAS 142, effective November 3, 2002, the beginning of its fiscal year. In connection with the adoption of FAS 142, the Company completed the transitional impairment testing of goodwill during the nine months ended August 2, 2003. The transitional impairment testing resulted in no initial goodwill impairment charge for the nine-month period ended August 2, 2003.

     FASB Statement No. 144 (FAS 144)
     In August 2001, the FASB issued Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 supersedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The Company implemented FAS 144, effective November 3, 2002, the beginning of its fiscal year. The adoption of FAS 144 had no material impact on the Company's reported results of operations, financial position or cash flows.

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     FASB Interpretation No. 45 (FIN 45)
     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect of Indebtedness of Others." FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize the liability for the fair value of the obligation it assumes under the guarantee. FIN 45 provides that initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company did not guarantee the indebtedness of others during the nine months ended August 2, 2003. Adoption of FIN 45 has not had an affect on the Company's financial statements.

     FASB Statement No 148 (FAS 148)
     In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure". FAS 148 amends FAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented FAS 148, effective November 3, 2002, the beginning of its fiscal year.

     FASB Interpretation No. 46 (FIN 46)
     In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. There were no variable interest entities created or in which the Company obtained an interest in the nine months ended August 2, 2003. The Company is in the process of determining the impact, if any, of adopting the provision of FIN 46.

     FASB Statement No. 149 (FAS 149)
     In April 2003, the FASB issued Statement No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company did not have any derivative instruments or hedging activities during the nine months ended August 2, 2003. Adoption of FAS 149 is not expected to materially affect the Company's financial statements.

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

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

The three and nine month period ended August 2, 2003 compared to the three and nine month period ended August 3, 2002 are as follows. The sales for the third quarter of fiscal 2003 increased approximately 13.55% to $9,465,179 from $8,335,919 for the third quarter 2002. Sales for the first nine months of 2003 increased approximately 2.86% to $26,302,356 compared to $25,570,126 for the first nine months of 2002. The increase in sales was a result of approximately $800,000 more sales by Prestige, our company-owned retail sales centers, and approximately $300,000 more sales to our outside independent dealers.

Gross profit as a percentage of net sales was 24.28% in third quarter 2003 compared to 26.92% in third quarter 2002 and was 25.66% for the first nine months of 2003 compared to 26.24% for the same period last year. The decrease in gross profit as a percentage of net sales was primarily due to slightly higher material costs, primarily in lumber and oriented strand board (OSB), used in manufacturing.

Selling, general and administrative expenses as a percent of net sales were 15.74% in third quarter 2003 compared to 16.72% in third quarter 2002 and was 15.99% for the first nine months of 2003 compared to 16.17% for the first nine months of 2002. The decrease in selling, general and administrative as a percentage of net sales was primarily due to the fixed costs associated with the increased sales volume.

The Company earned $49,276 for the third quarter of 2003 for interest on cash equivalents and marketable securities as compared to $50,222 for the same quarter last year. During the first nine months of 2003 the Company earned $132,811 compared to $151,145 in the first nine months of 2002. The decrease in interest income was a result of lower interest rates.

Majestic 21 is a financing joint venture accounted for under the equity method of accounting. The Company earned from Majestic 21 $48,160 in third quarter 2003 compared to $47,421 in third quarter 2002. The slight increase in income was primarily due to a lower cost of funds. Majestic 21 earned $158,723 for the first nine months of 2003 as compared to $191,927 first nine months of 2002. The decrease in income for the nine month period was primarily due to a larger provision for loan losses in first quarter 2003. Income reported for Majestic 21 results from the Company's 50% share of the equity in the earnings of this joint venture. Income for the joint venture fluctuates due to loan origination volume, foreclosure/repossession frequency and the severity of loss on the re-sale of the foreclosed units. The Company believes that its historical loss experience has been favorably affected by its ability to resell foreclosed/repossessed units through its network of retail sales centers.

The Company had received a $100,000 payment during third quarter 2002 and for the first nine months 2002 had received $200,000 in payments on a fully reserved note receivable from TLT, Inc. No such payments have been received during fiscal 2003.

As a result of the factors discussed above, earnings for second quarter 2003 were $633,730 or $.16 per basic and diluted share compared to $728,815 or $.18 per basic and diluted share for third quarter 2002. For the first nine months of 2003 the earnings were $1,911,541 or $.48 per basic and diluted share as compared to $2,092,583 or $.51 per basic and $.50 per diluted share for the first nine months of 2002.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


Liquidity and Capital Resources
-------------------------------

Cash, cash equivalents and marketable securities were $13,203,494 at August 2, 2003 compared to $12,481,711 at November 2, 2002. Working capital was $18,802,261 at August 2, 2003 compared to $17,404,615 at November 2, 2002.
Nobility owns the entire inventory for the Prestige retail sales centers and does not incur any third party floor plan financing expenses. The inventories were $7,466,789 at August 2, 2003, compared to $6,589,076 at November 2, 2002, primarily due to retail sales centers model home inventory being increased and more retail sale of homes in various stages of completion prior to final funding.

Nobility repurchased in the open market a total of 29,700 shares of it's common stock for $260,158 during the first nine months of 2003.

Nobility maintains a revolving credit agreement with a major bank providing for borrowings of up to $2,500,000 with an option to increase the line to $4,000,000. At August 2, 2003 and November 2, 2002, there were no amounts outstanding under this revolving credit agreement.

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

Comprehensive Income
Comprehensive income includes net income and the fair value adjustments for marketable securities that are classified as available-for-sale. Total comprehensive income for the quarter ended August 2, 2003 was approximately $645,000, which included the unrealized gains from the fair value adjustments on marketable securities of approximately $16,000, net of tax of approximately $5,000. Total comprehensive income for the first nine months of 2003 was approximately $2,050,000, which included the unrealized gains from the fair value adjustments on marketable securities of approximately $198,000, net of tax of approximately $59,000.

Short Term Investments
The Company's short term investments, consisting primarily of high grade debt securities, are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates fair value at August 2, 2003. The Company also owns investments that are considered to be available-for-sale. The Company records any adjustments to the fair market value of these available-for-sale securities to other comprehensive income. At August 2, 2003, all held-to-maturity and available-for-sale securities were classified as current assets.

Forward-Looking Statements
--------------------------

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, continued excess retail inventory, increase in repossessions, changes in market demand, increased material cost, changes in interest rates, availability of financing for retail and wholesale purchasers, realization of deferred tax assets, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

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

     We do not currently have any indebtedness as of August 2, 2003. If we were to borrow from our revolving line of credit facility, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.  Controls and Procedures

    a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of August 2, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

                           Part II. OTHER INFORMATION


There were no reportable events for Item 1 through 5

Item 6.  Exhibits and Reports of Form 8-K

(a) Exhibits

         32.1 Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. ss.1350

         32.2 Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. ss.1350

(b) The following reports on Form 8-K were filed or furnished as follows:

         (1) Report on Form 8-K dated and furnished June 10, 2003. - Disclosed the issuance of a Press Release relating to the Company's earnings for the quarter for the quarter ending May 3, 2003.

         (2) Report on Form 8-K dated and filed July 22, 2003 as amended on July 31, 2003. - Disclosed the dismissal of auditors, PricewaterhouseCoopers, and the appointment of Tedder, James, Worden & Associates, P.A. as the Company's new independent auditors effective July 15, 2003.




                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOBILITY HOMES, INC.


 DATE:  September 16, 2003              By:  /s/ Terry E. Trexler
                                        ----------------------------------------
                                        Terry E. Trexler, Chairman,
                                        President and Chief Executive Officer


DATE:  September 16, 2003               By:  /s/ Thomas W. Trexler
                                        ----------------------------------------
                                        Thomas W. Trexler, Executive Vice
                                        President, and Chief Executive Officer


DATE:  September 16, 2003               By:  /s/ Lynn J. Cramer, Jr.
                                        ----------------------------------------
                                        Lynn J. Cramer, Jr., Treasurer
                                        and Principal Accounting Officer