Form 10-K
period 2003-11-01
NOBILITY HOMES INC
filed 2004-01-30
CIK 72205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended November 1, 2003

                          Commission file number 0-6506

                              NOBILITY HOMES, INC.
                         (Name of issuer in its charter)

            Florida                                             59-1166102
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

          3741 S.W. 7th Street
             Ocala, Florida                                      34474
(Address of principal executive offices)                       (Zip Code)

                                 (352) 732-5157
                (Issuer's telephone number, including area code)
              Securities registered under Section 12(b) of the Act:

           Title of each class                     Name of each exchange
           -------------------                      on which registered
                   None                             -------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on January 22, 2004, computed by reference to the average high and low prices on that date: $15,817,543.50

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 22, 2004: 4,010,996 shares of common stock.

    DOCUMENTS INCORPORATED BY REFERENCE                     Incorporated at
    -----------------------------------                     ---------------

    Nobility Homes, Inc. Proxy Statement for the 2004      Part III, Items 10,
           Annual Meeting of Shareholders                   11, 12, 13 and 14

                                     PART I

Item 1.       Description of Business
------        -----------------------

Nobility Homes, Inc., a Florida corporation incorporated in 1967, designs, manufactures and sells a broad line of manufactured homes through a network of its own retail sales centers throughout Florida. Nobility also sells its manufactured homes on a wholesale basis to independent manufactured home retail dealers and manufactured home communities.

Manufactured Homes
------------------

Nobility's homes are available in approximately 100 active models sold under the trade names "Kingswood," "Richwood," "Springwood," "Springwood Special," "Tropic Isle Special," "Regency Manor Special," and "Special Edition." The homes, ranging in size from 672 to 2,259 square feet and containing from one to five bedrooms, are available in

        o single-wide widths of 14 and 16 feet ranging from 48 to 72 feet in length;
        o double-wide widths of 24, 26, 28 and 32 feet ranging from 32 to 76 feet in length; and
        o triple-wide widths of 36, 38 and 42 feet ranging from 44 to 72 feet in length.

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

Nobility's two manufacturing plants operated at an average of approximately 35% of their single shift capacity in fiscal 2003 and 2002 and 30% in fiscal 2001.

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

Retail Sales
------------

Prestige Home Centers, Inc. operates 17 retail sales centers in north and central Florida. Its principal executive offices are located at Nobility's headquarters in Ocala, Florida. Sales by Prestige accounted for 74.7%, 71.7% and 83.0% of Nobility's sales during fiscal 2003, 2002 and 2001, respectively.

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

Prestige's wholly-owned subsidiary, Mountain Financial, Inc., an independent insurance agent and mortgage broker, provides mortgage brokerage services, automobile, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes. Mountain Financial, Inc., receives a mortgage brokerage fee at the time a loan is originated and a commission on the insurance premium collected at the time an insurance policy is written and in future years if the homeowner renews the policy. Its revenues were approximately $311,000, $283,000, and $241,000 in fiscal 2003, 2002 and 2001, respectively.

Wholesale Sales to Independent Dealers and Manufactured Home Communities
------------------------------------------------------------------------

Nobility currently sells its homes on a wholesale basis exclusively through four full-time salespersons to approximately 60 independent dealers. Nobility continues to seek new dealers in the areas in which it operates, as there is ongoing turnover in the dealers with which it deals at any one time, especially with manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility's dealers other than its subsidiary, Prestige, are independent dealers that sell homes produced by several manufacturers. Mobile Home Lifestyles, which operates multiple manufactured home communities, accounted for approximately $4.8 million or 12% of Nobility's total sales in fiscal 2003 and $4.1 million or 11% in fiscal 2002. No independent dealer accounted for more than 10% of Nobility's total sales in fiscal 2001.

Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a "floor plan" basis where the financial institution obtains a security interest in all or part of the dealer's manufactured home inventory. Nobility from time to time enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer's default, Nobility will, at the lender's request, repurchase the home provided that Nobility's liability will not exceed the manufacturer's invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within one year after a home is sold to the dealer, and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale. Generally, repurchase is conditioned upon the dealer's insolvency. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. Nobility was not required to repurchase any homes during fiscal 2003, 2002 or 2001. For additional information, see Note 14 of "Notes to Consolidated Financial Statements." Nobility does not finance retail sales of new homes for customers of its independent dealers.

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

Regulation
----------

The manufacture, distribution and sale of homes is subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development has adopted national construction and safety standards that have priority over existing state standards. In addition, HUD regulations require that manufactured homes be constructed to more wind stringent load and thermal standards. Compliance with these standards involves approval by a HUD approved engineering firm of engineering plans and specifications on all models. HUD's standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. In addition, some components of manufactured homes may also be subject to Consumer Product Safety Commission standards and recall requirements. Nobility also manufactures a small number of modular homes which are required to comply with the standard building code established by the Florida Department of Community Affairs.

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

Employees
---------

As of January 5, 2004, Nobility had 218 full-time employees, including 71 employed by Prestige. Approximately 109 employees are factory personnel compared to approximately 102 in such positions a year ago, and 103 are in management, administrative, supervisory, sales and clerical positions (including 65 management and sales personnel employed by Prestige) compared to approximately 104 a year ago. In addition, Nobility employs part-time employees when necessary.

Nobility makes contributions toward employees' group health and life insurance and to the Nobility 401(k) plan. Nobility, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.

Item 2.       Properties
------        ----------

As of November 1, 2003, Nobility owned and operated two manufacturing plants:

                                                                                  Depreciated Cost of
     Location                               Approximate Size           Plant and Property at November 1, 2003
     --------                               ----------------           --------------------------------------

     Belleview, Florida                      33,500 sq. ft.                             $546,222

     Ocala, Florida(1)                       72,000 sq ft.                               984,017

     (1) Nobility's Ocala facility is a 72,000 square foot plant is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility's corporate offices.

         Nobility's Belleview plant is of metal and concrete construction and the Ocala plant is of metal construction. Both properties are in good condition and require little maintenance.

         Prestige has acquired the properties on which it's Pace, Panama City and Yulee, Florida retail sales centers are located. Prestige leases the property for its other 14 retail sales centers.

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

Item 4.       Submission of Matters to a Vote of Security Holders
------        ---------------------------------------------------

None

                                     PART II

Item 5.       Market for the Registrant's Common Stock and Related Stockholder
------        Matters
              ----------------------------------------------------------------

Market Information
------------------

Nobility's common stock is listed on the Nasdaq National Market under the symbol NOBH. The following table shows the range of high and low sales prices for the common stock for each fiscal quarter of 2003 and 2002.

                                                         Fiscal Year End
                             ------------------------------------------------------------------------
                                      November 1, 2003                     November 2, 2002
        Fiscal                        ----------------                     ----------------
        Quarter                     High             Low                High               Low
        -------                     ----             ---                ----               ---
          1st                     $ 9.75           $ 8.52             $ 9.80              $ 7.05
          2nd                       9.29             7.73               9.90                8.51
          3rd                       9.92             7.75               9.50                7.81
          4th                      10.50             8.79              10.20                7.65

Holders
-------

At January 21, 2004, the approximate number of holders of record of common stock was 230 (not including individual participants in security position listings).

Dividends
---------

The Board of Directors declared an annual cash dividend of $0.10 per common share for fiscal year 2003, payable January 12, 2004 to stockholders of record as of December 29, 2003. The payment of future cash dividends is within the discretion of Nobility's board of directors and will depend, among other factors, on Nobility's earnings, capital requirements and operating and financial condition. During fiscal 2003, 2002 and 2001, no cash dividends were paid.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

The following table displays equity compensation plan information as of the fiscal year ended November 1, 2003. For further information, see Note 12 of "Notes to Consolidated Financial Statements."

                                        Equity Compensation Plan Information
                                                                                          Number of securities remaining
                                                                                                     available
                              Number of securities to be         Weighted-average               for issuance under
                               issued upon exercise of          exercise price of            equity compensation plans
                                 outstanding options,          outstanding options,       (excluding securities reflected
                                 warrants and rights           warrants and rights                in column (a))
                                         (a)                           (b)                               (c)
    Equity compensation
     plans approved by
     security holders                  200,560                        $8.18                           294,440

    Equity compensation
    plans not approved
    by security holders                  None
                             -----------------------------    -----------------------    ----------------------------------

           Total                       200,560                        $8.18                           294,440

Issuer Purchases of Equity Securities
-------------------------------------

Nobility did not make any stock repurchases during the fourth quarter of fiscal 2003.

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

                                                                  Years Ended(1)
-----------------------------------------------------------------------------------------------------------------------
                                 November 1,       November 2,     November 3,       November 4         November 6,
                                    2003              2002             2001              2000               1999
                                                       (In thousands except per share data)
                              -----------------------------------------------------------------------------------------
Total net sales                    $39,229           $37,916          $30,288           $29,565            $40,353
Income from
  operations                         4,078             3,930            3,000             1,874              3,386
Other income                           656               880              913             1,650              1,080
Net income                           3,079             3,135            2,478             2,268              2,792
Weighted average shares
outstanding
     Basic                       3,996,424         4,107,748        4,200,863         4,610,220          4,819,823
     Diluted                     4,021,996         4,130,464        4,286,778         4,610,220          4,839,659
Earnings per  share(2)
   Basic                            $  .77            $  .76           $  .59            $  .49             $  .58
   Diluted                             .77               .76              .58               .49                .58

Total assets                        32,705            27,496           25,741            23,843             23,122
Long term
  obligations                          -0-               -0-              -0-               -0-                -0-
Stockholders'
  equity                            26,816            23,779           21,724            21,025             20,437
Cash dividends
  per common                           -0-               -0-              -0-               -0-                -0-
  share

-------------------
  (1)   Nobility's fiscal year ends on the first Saturday on or after October
        31. The years ended November 1, 2003, November 2, 2002, November 3, 2001 and November 4, 2000, consisted of a fifty-two week period and the year ended November 6, 1999, consisted of a fifty-three week period.

  (2) On February 19, 1999, a 10% stock dividend was paid to shareholders. Per share amounts in the table have been restated to give effect to this stock dividend.


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

Nobility sold 831 homes in fiscal 2003, of which 336 homes, representing sales of $8,427,790, were sold to independent dealers. Nobility sold 832 homes in fiscal 2002, of which 326 homes, representing sales of $7,808,696, were sold to independent dealers. In fiscal 2001, of the 729 homes sold by Nobility, 229 homes were sold to independent dealers, representing sales of $4,480,973. The balance of Nobility sales in fiscal 2003, 2002 and 2001, representing 74.7%, 71.7% and 83.0% of net sales, respectively, were made on a retail basis through Prestige's retail centers.

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal 2003, 2002 and 2001, Nobility's product mix was affected by the number of "Special Edition" homes marketed by Prestige and by larger, more expensive multi-wide homes resulting from the availability of varied types of financing at competitive rates. Most family buyers today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement buyers who reside in the manufactured housing communities.

Nobility's Majestic 21 joint venture with 21st Century Mortgage Corporation provides mortgage financing to retail customers who purchase Nobility's manufactured homes at Prestige retail sales centers. This joint venture, which originates and services loans, has given Prestige more control over the financing aspect of the retail home sales process and allowed it to offer better services to its retail customers. Management believes that the joint venture gives Prestige an additional potential for profit by providing finance products to retail customers. In addition, management believes that Prestige has more input in the design of unique finance programs for prospective homebuyers, and that the joint venture has resulted in more profitable sales at its Prestige retail sales centers. In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers. Prestige also maintains eight outside financing sources that provide financing to retail homebuyers for its manufactured homes.

Through its wholly-owned subsidiary, Mountain Financial, Inc., an independent insurance agency and mortgage broker, Prestige offers homeowners insurance, service warranty products and brokering of mortgage loans to facilitate the home buying process for the customers of Prestige Home Centers. Mountain Financial, Inc. also provides automobile and other personal lines insurance products.

The years ended November 1, 2003, November 2, 2002 and November 3, 2001 each consisted of a fifty-two (52) week period.

Results Of Operations
---------------------

For fiscal years ended November 1, 2003, November 2, 2002 and November 3, 2001, results of operations are as follows. Total net sales in fiscal 2003 were $39,229,156 compared to $37,916,463 in fiscal 2002 and $30,287,663 in fiscal
2001. Net sales increased 3.5% in fiscal 2003, 25.2% in fiscal 2002 and 2.4% in fiscal 2001 as compared to the prior year net sales. The increased sales in fiscal 2003 was primarily due to the 7.9% increase in sales to outside dealers coupled with an increase of 6.5% in Prestige same store revenues. The increased sales in fiscal 2002 and fiscal 2001 were primarily due to a 78.3% and 75.0% increase, respectively, in sales to outside park dealers as a result of aggressively pursuing that market. Prestige same store revenues increased 9.0% in fiscal year 2002 compared to a decline of 5.4% in fiscal year 2001. The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) on revenue recognition as of November 5, 2000. Net sales continued to be impacted by a very competitive market caused by the industry's excess retail inventory and repossessions. The excess inventory had developed from industry growth of new retail locations that has outpaced customer demand plus an increase in the number of repossessions returning to the marketplace. Tighter credit standards and management's decision not to discount homes to maintain sales volume also adversely impacted sales in the last three fiscal years.

In spite of economic uncertainties and continued unemployment, management expects the demand for our homes to continue, bolstered by continuing low interest rates and by reductions in the industry's excess home inventory and repossessions at retail sales centers.

Combined industry-wide shipment of multi-section and single-section homes for the first ten months of calendar 2003 declined approximately 23% from the like period last year and declined 10% in calendar 2002 and 26% in calendar 2001. Florida combined industry shipments of multi-section homes and single-section homes in the first ten months of calendar 2003 declined approximately 6% from the like period last year and declined 2% in calendar 2002 and 6% in calendar year 2001. Approximately 97% of Nobility's home sales are multi-section homes.

Gross profit as a percentage of net sales was 25.2% in fiscal 2003 compared to 25.9% in fiscal 2002 and 27.9% in fiscal 2001. The decline in gross profit for 2003 was primarily due to higher material costs, primarily in lumber and oriented strand board (OSB) used in manufacturing. The decline in gross profit for fiscal 2002 was primarily due to the higher overhead costs at the manufacturing plants and the increase in gross profit for fiscal 2001 was primarily as a result of lower material costs in the manufacturing process and improved operations at the retail sales centers.

Selling, general and administrative expenses as a percent of net sales were 14.8% in fiscal 2003 compared to 15.5% in fiscal 2002 and 18.0% in fiscal 2001. The decrease in selling, general and administrative expenses, as a percent of net sales, in fiscal years 2003 and 2002 resulted from the increase in sales which had a significant impact on selling, general and administration expenses as a percentage because most of these expenses are fixed, except for compensation expenses. The decrease in selling, general and administrative expenses, as a percent of net sales, in fiscal 2001 was primarily due to reduced general and administrative cost at the manufacturing plants.

The Company earned from interest on cash equivalents and investments $211,018 for fiscal 2003, $196,026 for fiscal 2002 and $365,029 for fiscal 2001. The decreased interest income in fiscal 2002 was a result of lower interest rates compared to 2001. Nobility received payments from TLT, Inc. of $320,764 in fiscal 2002, $200,000 in fiscal 2001. The remaining advances to TLT, Inc. of approximately $232,000 are non-interest bearing and have been fully reserved since 1991.

Majestic 21 is a financing joint venture accounted for under the equity method of accounting. The Company earned from Majestic 21 $220,148 in fiscal 2003, $291,081 in fiscal 2002 and $285,534 in fiscal 2001. Income reported for Majestic 21 results from the Company's 50% share in the equity in the earnings of this joint venture. Income for the joint venture fluctuates due to loan origination volume, foreclosure/ repossession frequency and the severity of loss on the resale of the foreclosed units. The Company believes that its historical loss experience has been favorable impacted by its ability to resell foreclosed/repossessed units through its network of retail sales centers.

As a result of the factors discussed above, earnings for fiscal 2003 were $3,078,479 or $.77 per diluted share compared to $3,134,902 or $.76 per diluted share for fiscal 2002 and $2,477,913 or $.58 per diluted share for fiscal 2001.

Liquidity And Capital Resources
-------------------------------

Cash and cash equivalents were $10,641,748 at November 1, 2003 compared to $12,481,711 at November 2, 2002. The decrease in cash and cash equivalents was primarily due to a change in the investment portfolio to long-term marketable securities to obtain a higher yield. Marketable securities were $5,592,375 at November 1, 2003. Working capital was $14,736,228 at November 1, 2003 compared to $17,404,165 at November 2, 2002. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories decreased to $6,557,659 at November 1, 2003 from $6,589,076 at November 2, 2002.

Nobility repurchased in the open market 29,700 shares of its common stock for $260,158 during fiscal 2003 and 127,225 shares of its common stock for $1,079,712 in fiscal 2002.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At November 1, 2003 and November 2, 2002, there were no amounts outstanding under this agreement.

Consistent with normal practices, Nobility's operations are not expected to require significant capital expenditures during fiscal 2004. Working capital requirements for the home inventory for existing and any new retail sales centers will be met with internal sources.

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

Goodwill

Between 1995 and 1998 the Company acquired retail sales centers using the purchase method of accounting. As a result, goodwill is reflected on the consolidated balance sheets. A valuation was performed by the Company and it was determined that the estimated fair value of the goodwill in the accounts exceeded its book value. There is no assurance that the value of the acquired sales centers will not decrease in the future due to changing business conditions.

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

Off-balance Sheet Arrangements
------------------------------

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 1, 2003, we are not involved in any material unconsolidated SPE transactions.

Contractual Obligations
-----------------------

The impact of our contractual obligations as of November 1, 2003 are expected to have on our liquidity and cash flow in future periods is as follows:

                                                           Payments Due By Period
                                                 -------------------------------------------
                                                                  Less Than
                                                    Total          1 Year        1-3 Years
                                                 -------------------------------------------
           Operating lease obligations             $137,000        $77,000       $60,000

Forward Looking Statements
--------------------------

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws, including our statement that working capital requirements will be met with internal sources. Although Nobility believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, increasing material costs, continued excess retail inventory, increase in repossessions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, realization of deferred tax assets, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk
-------       ----------------------------------------------------------

Certain of the Company's financial instruments are subject to market risk, including interest rate and equity price risks; however, due to the makeup of our investment portfolio this market risk is considered minimal. The Company manages its exposure to these risks through its regular operating and financing activities.

We do not engage in investing in or trading market risk sensitive financial instruments. We also do not purchase for investing, hedging, or for purposes "other than trading" financial instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency, commodity price, or equity price risk. The Company's financial instruments are not currently subject to foreign currency or commodity risk. The Company has no financial instrument held for trading purposes.

We do not have an indebtedness as of November 1, 2003. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.       Consolidated Financial Statements and Supplementary Data
------        --------------------------------------------------------
Financial statements incorporated herein from Nobility's 2003 Annual Report to Shareholders are attached as Exhibit 13 and are listed at Part IV, Item 15(a), "Consolidated Financial Statements and Schedules."

Item 9.       Changes in and Disagreements with Accountants on Accounting and
------        Financial Disclosure
              ------------------------------------------------------------------

As previously reported in our report on Form 8-K filed July 22, 2003, on July 15, 2003, we dismissed our auditors, PricewaterhouseCoopers LLP and appointed Tedder, James, Worden & Associates, P.A. as our new independent auditors, effective July 15, 2003.

Item 9A.      Controls and Procedures
-------       -----------------------

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 14c and 15d - 14(o) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of August 2, 2003 (the "Evaluation Date"). Based on such evaluation such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant
-------       --------------------------------------------------

Information concerning Nobility's directors is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2004 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before February 29, 2004.

The following table provides the names, ages and business experience for the past five years for each of Nobility's executive officers. Executive officers are each elected for one year terms.

Executive Officers
------------------

Terry E. Trexler (64)         Chairman of the Board and President; Mr. Trexler
                              is also President of TLT; from April 1996 to March
                              1997, Mr. Trexler was a director of Citizens
                              National Bank and its subsidiary, Citi-Bancshares, Inc. and was Chairman of the Board of Citizens
                              First Bancshares, Inc. and its subsidiary, Citizens First Bank of Ocala prior to its acquisition in April 1996.

Thomas W. Trexler (40)        Executive Vice President and Chief Financial
                              Officer since December 1994 and a director since
                              February 1993; President of Prestige Insurance
                              Services, Inc. since August 1992; President of
                              Prestige since June 1995 and Vice President from
                              1991 to June 1995; director of Prestige and Vice
                              President and director of TLT since September
                              1991.

Edward C. Sims (57)           Vice President of Engineering.

Jean Etheredge (58)           Secretary.

Lynn J. Cramer, Jr. (58)      Treasurer.

Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility's President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Code of Ethics
--------------

We have adopted a code of ethics that applies to the principal executive officer, principal financial officer, executive vice presidents and controller. The code has been designed in accordance with provisions of the Sarbanes-Oxley Act of 2002, to promote honest and ethical conduct. The code is included as an exhibit to this annual report.

Our code of ethics is available on our website at www.nobilityhomes.com. You may also obtain a copy of the Nobility Homes, Inc. Code of Ethics, at no cost, by forwarding a written request to the Secretary of Nobility at Post Office Box 1659, Ocala, Florida 34478.

Item 11.      Executive Compensation
-------       ----------------------

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2004 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before February 29, 2004.

Item 12.      Security Ownership of Certain Beneficial Owners and Management
-------       --------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2004 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before February 29, 2004.

Item 13.      Certain Relationships and Related Transactions
-------       ----------------------------------------------

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2004 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before February 29, 2004.

Item 14.      Principal Accountant Fees and Services
-------       --------------------------------------

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2004 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before February 29, 2004.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------       ---------------------------------------------------------------

      (a)     Consolidated Financial Statements and Schedules:

              Report of Tedder, James, Worden & Associates, P.A.

              Report of PricewaterhouseCoopers LLP

              Consolidated Balance Sheets at November 1, 2003 and November 2,
              2002

              Consolidated Statements of Income for the Years Ended November 1, 2003, November 2, 2002 and November 3, 2001

              Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 1, 2003, November 2, 2002 and November 3, 2001

              Consolidated Statements of Cash Flows for the Years Ended November 1, 2003, November 2, 2002 and November 3, 2001

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

              13. Consolidated Financial Statements from 2003 Annual Report to Shareholders.

              14.  Code of Ethics

              21.  Subsidiaries of Nobility.

              23.  (a)     Consent of Tedder, James, Worden & Associates, P.A.
                   (b)     Consent of PricewaterhouseCoopers LLP.

              31.  (a)     Written Statement of Chief Executive Officer pursuant
                           to Section 302 of the Sarbanes-Oxley Act and Rule
                           13a-14(a)or 15d-14(a) under the Securities Exchange
                           Act of 1934.
                   (b)     Written Statement of Chief Executive Officer pursuant
                           to Section 302 of the Sarbanes-Oxley Act and Rule
                           13a-14(a)or 15d-14(a) under the Securities Exchange
                           Act of 1934.

              32.  (a)     Written Statement of Chief Executive Officer pursuant
                           to 18 U.S.C. ss.1350.
                   (b)     Written Statement of Chief Financial Officer pursuant
                           to 18 U.S.C. ss.1350.

                                   SIGNATURES
                                   ----------

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


DATE:  January 28, 2003                 By:  /s/ Lynn J. Cramer, Jr.
                                        ----------------------------------------
                                        Lynn J. Cramer, Jr., Treasurer
                                        and Principal Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 DATE:  January 28, 2003                By:  /s/ Terry E. Trexler
                                        ----------------------------------------
                                        Terry E. Trexler, Director,


DATE:  January 28, 2003                 By:  /s/ Richard C. Barberie
                                        ----------------------------------------
                                        Richard C. Barberie, Director,


DATE:  January 28, 2003                 By:  /s/ Robert Holliday.
                                        ----------------------------------------
                                        Robert Holiday, Director


 DATE:  January 28, 2003                By:  /s/ Robert P. Saltsman
                                        ----------------------------------------
                                        Robert P. Saltsman, Director,


DATE:  January 28, 2003                 By:  /s/ Thomas W. Trexler
                                        ----------------------------------------
                                        Thomas W. Trexler, Director,

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

              13. Consolidated Financial Statements from 2003 Annual Report to Shareholders.

              14.  Code of Ethics

              21.  Subsidiaries of Nobility.

              23.  (a)     Consent of Tedder, James, Worden & Associates, P.A.
                   (b)     Consent of PricewaterhouseCoopers LLP.

              31.  (a)     Written Statement of Chief Executive Officer pursuant
                           to Section 302 of the Sarbanes-Oxley Act and Rule
                           13a-14(a)or 15d-14(a) under the Securities Exchange
                           Act of 1934.

                   (b) Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

              32.  (a)     Written Statement of Chief Executive Officer pursuant
                           to 18 U.S.C. ss.1350.

                   (b) Written Statement of Chief Financial Officer pursuant to 18 U.S.C. ss.1350.


_____________________

* Management Remuneration Plan.