Form 10-Q
period 2004-01-31
NOBILITY HOMES INC
filed 2004-03-16
CIK 72205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004

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

       Indicate by check mark whether the registrant is an accelerated filer (as
       defined in Rule 12b-2 of the Exchange Act).  Yes   ; No  X  .

       The number of shares of the registrant's common stock, par value $0.10, outstanding as of March 15, 2004 was 4,011,221.

                              NOBILITY HOMES, INC.
                                      INDEX

                                                                           Page
                                                                          Number
PART I.
              Financial Information
Item 1.
              Financial Statements (Unaudited)

              Consolidated Balance Sheets as of January 31, 2004 and
              November 1, 2003                                               3

              Consolidated Statements of Income and Comprehensive
              Income for the three months ended January 31, 2004 and
              February 1, 2003                                               4

              Consolidated Statements of Cash Flows for the three
              months ended January 31, 2004 and February 1, 2003             5

              Notes to Consolidated Financial Statements                     6

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition                            10
Item 3.
              Quantitative and Qualitative Disclosures About Market Risk    12
Item 4.
              Controls and Procedures                                       12
PART II.
              Other Information
Item 4.                                                                     13
              Submission of Matters to a Vote of Security Holders
Item 6.       Exhibits and Reports on Form 8-K                              13

Signatures                                                                  13

                                                       NOBILITY HOMES, INC.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                     January 31,             November 1,
                                                                                        2004                    2003
                                                                                   -----------------      ------------------
                                                                                     (Unaudited)
Assets
Current Assets:
       Cash and cash equivalents                                                    $    10,305,550       $   10,641,748
       Short-term investments                                                               369,556              342,550
       Accounts receivable - trade                                                          814,769            2,096,128
       Inventories                                                                        7,431,676            6,557,659
       Deferred income taxes                                                                477,541              485,716
       Prepaid expenses and other current assets                                            829,205              501,014
                                                                                     --------------        -------------

            Total current assets                                                         20,228,297           20,624,815

Property, plant and equipment, net                                                        3,283,286            3,136,506
Long-term investments                                                                     5,737,846            5,249,825
Investment in joint venture - Majestic 21                                                 1,274,806            1,203,804
Deferred income taxes - noncurrent                                                           15,050               15,050
Other assets                                                                              1,898,882            2,474,905
                                                                                     --------------        -------------

            Total assets                                                            $    32,438,167       $   32,704,905
                                                                                     ==============        =============

Liabilities and stockholders' equity Current liabilities:
       Accounts payable                                                             $     1,077,772       $    1,484,997
       Accrued expenses and other current liabilities                                     2,974,117            2,988,131
       Accrued compensation                                                                 512,798              524,784
       Income taxes payable                                                                 647,675              890,675
                                                                                     --------------        -------------

            Total current liabilities                                                     5,212,362            5,888,587
                                                                                     --------------        -------------

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                           -                    -
     Common stock, $.10 par value, 10,000,000
         shares authorized;  5,364,907 shares issued                                        536,491              536,491
     Additional paid in capital                                                           8,612,719            8,613,640
     Retained earnings                                                                   25,883,143           25,500,362
     Accumulated other comprehensive income                                                  54,592               35,516
     Less treasury stock at cost, 1,353,686 and
          1,354,663 shares, respectively, in 2004 and 2003                               (7,861,140)          (7,869,691)
                                                                                     --------------        -------------

            Total stockholders' equity                                                   27,225,805           26,816,318
                                                                                     --------------        -------------

            Total liabilities and stockholders' equity                              $    32,438,167       $   32,704,905
                                                                                     ==============        =============

   The accompanying notes are an integral part of these financial statements

                                                    NOBILITY HOMES, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)


                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 January 31,          February 1,
                                                                                    2004                 2003
                                                                              ------------------    ----------------

Net sales                                                                    $    10,198,241        $   8,482,415

Cost of goods sold                                                                (7,611,701)          (6,258,985)
                                                                              --------------         ------------

       Gross profit                                                                2,586,540            2,223,430

Selling, general and administrative expenses                                      (1,584,529)          (1,385,043)
                                                                              --------------         ------------

       Operating income                                                            1,002,011              838,387
                                                                              --------------         ------------

Other income:
     Interest income                                                                  88,461               40,297
     Undistributed earnings in joint venture -  Majestic 21                           71,002               21,567
     Miscellaneous income                                                             29,407                9,333
                                                                              --------------         ------------
                                                                                    188,870                71,197
                                                                              --------------         ------------

Income before provision for income taxes                                           1,190,881              909,584

Provision for income taxes                                                          (407,000)            (309,000)
                                                                              --------------         ------------

       Net income                                                                    783,881              600,584

Other comprehensive income, net of tax
     Unrealized investment gain                                                       19,076                    -
                                                                              --------------         ------------

     Comprehensive income                                                    $       802,957        $     600,584
                                                                              ==============         ============

Average shares outstanding
     Basic                                                                         4,010,255            4,014,246
     Diluted                                                                       4,063,875            4,036,337

Earnings per share
     Basic                                                                   $          0.19        $        0.15
     Diluted                                                                 $          0.19        $        0.15

Dividends per common share                                                   $          0.10        $           -

   The accompanying notes are an integral part of these financial statements

                                                NOBILITY HOMES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                                 Three Months Ended
                                                                                                 ------------------
                                                                                          January 31,          February 1,
                                                                                              2004                2003
                                                                                        -----------------    ----------------

Cash flows from operating activities:
    Net income                                                                            $      783,881      $      600,584
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                            57,759              49,569
         Undistributed earnings in joint venture - Majestic 21                                   (71,002)            (21,566)
         Increase in cash surrender value of life insurance                                      (21,001)            (15,000)
         Decrease (increase) in:
           Accounts receivable - trade                                                         1,281,359             145,370
           Inventories                                                                          (874,017)           (583,118)
           Prepaid expenses and other current assets                                            (328,191)           (198,812)
         (Decrease) increase in:
           Accounts payable                                                                     (407,225)           (199,234)
           Accrued expenses and other current liabilities                                        (14,014)            (79,453)
           Accrued compensation                                                                  (11,986)           (268,856)
           Income taxes payable                                                                 (243,000)            282,101
                                                                                           -------------       -------------
    Net cash provided by (used in) operating activities                                          152,563            (288,415)
                                                                                           -------------       -------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                                   (204,539)            (54,820)
                                                                                           -------------       -------------
    Net cash used in investing activities                                                       (204,539)            (54,820)
                                                                                           -------------       -------------

Cash flows from financing activities:
    Purchase of investments                                                                     (487,777)                  -
    Payment of cash dividends                                                                   (401,100)                  -
    Proceeds from repayment of receivable from officer                                           597,024                   -
    Proceeds from exercise of employee stock options                                               7,630                   -
    Purchase of treasury stock                                                                         -             (43,750)
                                                                                           -------------       -------------
    Net cash used in financing activities                                                       (284,222)            (43,750)
                                                                                           -------------       -------------

Decrease in cash and cash equivalents                                                           (336,198)           (386,985)

Cash and cash equivalents at beginning of quarter                                             10,641,748          12,481,711
                                                                                           -------------       -------------

Cash and cash equivalents at end of quarter                                               $   10,305,550      $   12,094,726
                                                                                           =============       =============

Supplemental disclosure of cash flow information

    Interest Paid                                                                         $            -      $            -
                                                                                           =============       =============
    Income taxes paid                                                                     $      650,000      $          333
                                                                                           =============       =============

   The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements for the three months ended January 31, 2004 and February 1, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended January 31, 2004 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 1, 2003 Annual Report on Form 10-K.

2.       Inventories
         -----------

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at January 31, 2004 and November 1, 2003 are summarized as follows:

                                                        January 31,           November 1,
                                                            2004                 2003
                                                      -----------------     ----------------
                                                        (Unaudited)

        Raw materials                                  $      703,547        $     680,036
        Work-in-process                                       147,126              109,947
        Finished homes                                      6,044,611            5,272,867
        Pre-owned manufactured homes                          436,901              401,728
        Model home furniture and other                         99,491               93,081
                                                      -----------------     ----------------
                                                       $    7,431,676        $   6,557,659
                                                      =================     ================

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.       Accounting for Stock Based Compensation
         ---------------------------------------

At January 31, 2004, the Company had a stock incentive plan (the "Plan"), which authorizes the issuance of options to purchase common stock. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                                                     Three Months Ended
                                                                                     ------------------
                                                                              January 31,              February 1,
                                                                                 2004                     2003
                                                                           ----------------          ----------------

        Net Income, as reported                                             $    783,881              $    600,584

        Deduct:  Total stock-based employee compensation
        determined under fair value based method for all
        awards, net of related tax effects                                        (4,988)                   (2,533)
                                                                           ----------------          ----------------

        Pro forma net income                                                $    778,893              $    598,051
                                                                           ================          ================

        Earnings per share
                                    Basic - as reported                     $       0.19              $       0.15
                                    Basic - pro forma                       $       0.19              $       0.15

        Earnings per share
                                    Diluted - as reported                   $       0.19              $       0.15
                                    Diluted - pro forma                     $       0.19              $       0.15

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.       Earnings Per Share
         ------------------

                                                                                               Three Months Ended
                                                                                      January 31,              August 3,
                                                                                          2004                   2002
                                                                                   -------------------    --------------------

                Net income                                                           $     783,881            $    600,584
                                                                                      ============             ===========

                Weighted average shares outstanding:
                     Basic                                                               4,010,255               4,014,246
                     Add:  common stock equivalents                                         53,620                  22,091
                                                                                      ------------             -----------

                     Diluted                                                             4,063,875               4,036,337
                                                                                      ============             ===========

                Earnings per share:
                     Basic                                                           $        0.19            $       0.15
                                                                                      ============             ===========
                     Diluted                                                         $        0.19            $       0.15
                                                                                      ============             ===========


5.       Critical Accounting Policies and Estimates
         ------------------------------------------

The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and material estimates are applied.

Revenue Recognition
The Company recognizes revenue for the majority of retail sales upon the occurrence of all the following:
        o       its receipt of a down payment,
        o the home buyer enters into a installment sales contract with a third party,
        o       construction of the home is complete,
        o       title having passed to the retail home buyer,
        o full sales price of home having been collected and deposited into the Company's account,
        o the home having been delivered and set up at the retail home buyer's site, and
        o       completion of any other significant obligations.

The Company recognizes wholesale home sales to independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent retailers, the Company has no obligation to set up the home or to complete any other significant obligations.

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

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Dealer Volume Rebates
The Company pays a volume rebate to independent dealers based upon the dollar volume of homes purchased and paid for by the dealer in excess of a certain specific dollar amount during a specific time period. Dealer volume rebates are accrued when sales are recognized.

2.       Recent Accounting Pronouncements
         --------------------------------

FASB Interpretation No. 46 (FIN 46)
Financial Accounting Standards Board Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, was issued in January 2003. FIN 46 was revised and reissued in December 2003 with an additional exception for entities that are deemed to be a business need not be evaluated by a reporting enterprise to determine if the entity is a variable interest entity under the requirements of FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will be effective for any variable interest entities of the Company in the second quarter of fiscal 2004. The Company is in the process of evaluating the impact of the adoption of FIN 46; however, the Company does not believe that the consolidation of any potential variable interest entitles would be required nor would it have a material impact on its consolidated financial statements.

                              NOBILITY HOMES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

For the first quarters ended January 31, 2004 and February 1, 2003, results of operations are as follows. Total net sales in first quarter 2004 increased 20% to $10,198,241 compared to $8,482,415 in the first quarter 2003. The increased sales in first quarter of 2004 was primarily due to the increase in sales to outside dealers coupled with an increase in Prestige same store revenues. Industry shipments in Florida, our primary market, in the latest twelve-month period were down approximately 5%. In spite of high unemployment, tight retail credit standards, high repossession rate and uncertain economic conditions in our country, management expects the demand for our homes to continue. In the near term management anticipates continued pressure on both sales and earnings resulting from these factors, plus record price increases in lumber, oriented strand board (OSB), steel and oil-related products and services.

Gross profit as a percentage of net sales was 25.4% in first quarter 2004 compared to 26.2% in first quarter 2003. The decline in gross profit, as a percentage of sales, in first quarter 2004 was primarily due to higher material costs, primarily in lumber and oriented strand board (OSB), steel and oil-rated products and services.

Selling, general and administrative expenses as a percent of net sales were 15.5% in first quarter of 2004 compared to 16.3% in the first quarter of 2003. The decrease in selling, general and administrative expenses, as a percent of net sales, resulted from the increase in sales which had an impact on selling, general and administrative expenses as a percentage because most of these expenses are fixed, except for compensation expenses.

Other income for the first quarter of 2004 was $188,870 of which $88,461 was from interest on cash equivalents and investments and $71,002 was from Nobility's equity in the earnings from the Majestic 21 joint venture. In the first quarter of 2003 other income was $71,197 of which $40,297 was from interest on cash equivalents and investments and $21,567 was from Nobility's equity in the earnings from the Majestic 21 joint venture. The increase in interest income was primarily due to a change in the investment portfolio to long-term marketable securities to obtain a higher yield. Income reported for Majestic 21 results from the Company's 50% share in the equity in the earnings of this joint venture. Income for the joint venture fluctuated due to higher loan origination volume, and decreased foreclosure/repossession activity. The Company believes that its historical loss experience has been favorably impacted by its ability to resell foreclosed/repossessed homes through its network of retail sales centers. Majestic 21 is a financing joint venture accounted for under the equity method of accounting.

As a result of the factors discussed above, earnings for the first quarter of 2004 were $783,881 or $.19 per basic and diluted share compared to $600,584 or $.15 per basic and diluted share for the first quarter 2003.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $10,305,550 at January 31, 2004 compared to $10,641,748 at November 1, 2003. Short and long term investments were $6,107,402 at January 31, 2004 compared to $5,592,375 at November 1, 2003. Working capital was $15,015,935 at January 31, 2004 as compared to $14,736,228 at November 1, 2003. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $7,431,676 at January 31, 2004, from $6,557,659 at November 1, 2003 primarily due to an increase in the number of homes in inventory at the Prestige retail sales centers. Accounts receivable trade decreased $1,281,359 to $814,769 at January 31, 2004 from $2,096,128 at November 1, 2003.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At January 31, 2004 and November 1, 2003, there were no amounts outstanding under this agreement.

Consistent with normal practices, Nobility's operations are not expected to require significant capital expenditures during fiscal 2004. Working capital requirements for any increase in the new home inventory for existing and any new retail sales centers will be met with internal sources.

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

Revenue Recognition
The Company recognizes revenue for the majority of retail sales upon the occurrence of all the following:
        o       its receipt of a down payment,
        o the home buyer enters into a installment sales contract with a third party,
        o       construction of the home is complete,
        o       title having passed to the retail home buyer,
        o full sales price of home having been collected and deposited into the Company's account,
        o the home having been delivered and set up at the retail home buyer's site, and
        o       completion of any other significant obligations.

The Company recognizes wholesale home sales to independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent retailers, the Company has no obligation to set up the home or to complete any other significant obligations.

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


Forward-Looking Statements
--------------------------

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws, including our statement that working capital requirements will be met with internal sources. Although Nobility believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, increasing material costs, increase in repossessions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

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

We do not currently have any indebtedness as of January 31, 2004. If we were to borrow from our revolving line of credit facility, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of January 31, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act. Since the Evaluation Date there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                    Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 through Item 3 and Item 5

Item 4.  Submission of Matters to a Vote of Security Holders

a. The annual Meeting of the Shareholders was held on February 27, 2004. The only matter to come before the meeting was the election of directors.
b.       The vote to elect a board of five directors was as follows:

                                                        For            Against         Abstain        Not Voted
                                                        ---            -------         -------        ---------

                Terry E. Trexler                      2,868,150              0          15,644        1,127,427
                Richard C. Barberie                   2,845,585              0          38,209        1,127,427
                Robert P. Holliday                    2,880,794              0           6,000        1,127,427
                Robert P. Saltsman                    2,877,794              0           6,000        1,127,427
                Thomas W. Trexler                     2,868,150              0          12,644        1,127,427


Item 6.  Exhibits

31.      (a)      Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or
                  15d-14(a) under the Securities Exchange Act of 1934

         (b) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.      (a)      Written Statement of Chief Executive Officer Pursuant to 18
                  U.S.C. ss.1350

         (b) Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. ss.1350


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOBILITY HOMES, INC.


 DATE:  March 15, 2004                  By:  /s/ Terry E. Trexler
                                        ----------------------------------------
                                        Terry E. Trexler, Chairman,
                                        President and Chief Executive Officer


DATE:  March 15, 2004                   By:  /s/ Thomas W. Trexler
                                        ----------------------------------------
                                        Thomas W. Trexler, Executive Vice
                                        President,
                                        and Chief Executive Officer


DATE:  March 15, 2004                   By:  /s/ Lynn J. Cramer, Jr.
                                        ----------------------------------------
                                        Lynn J. Cramer, Jr., Treasurer
                                        and Principal Accounting Officer