Form 10-K/A
period 2003-11-01
NOBILITY HOMES INC
filed 2004-04-07
CIK 72205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 22, 2004: 4,010,996 shares of common stock.

         DOCUMENTS INCORPORATED BY REFERENCE                  Incorporated at
         -----------------------------------                  ---------------

    Nobility Homes, Inc. Proxy Statement for the 2004        Part III, Items 10,
             Annual Meeting of Shareholders                    11, 12, 13 and 24

Nobility Homes, Inc. is hereby amending the following items of its annual report on Form 10-K for the fiscal year ended November 1, 2003:

         Part II, Item 9A

         Part IV, Item 15

                                     PART II

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 14c and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

              13. Consolidated Financial Statements from 2003 Annual Report to Shareholders (incorporated by reference to Exhibit 13 to Nobility's Form 10-K for the fiscal year ended November 1, 2003 filed January 30, 2004).

              14. Code of Ethics (incorporated by reference to Exhibit 14 to Nobility's Form 10-K for the fiscal year ended November 1, 2003 filed January 30, 2004).

              21. Subsidiaries of Nobility (incorporated by reference to Exhibit 21 to Nobility's Form 10-K for the fiscal year ended November 1, 2003 filed January 30, 2004)..

              23.  (a)     Consent of Tedder, James, Worden & Associates, P.A.
                           (incorporated by reference to Exhibit 23(a) to Nobility's Form 10-K for the fiscal year ended
                           November 1, 2003 filed January 30, 2004).
                   (b)     Consent of PricewaterhouseCoopers LLP (incorporated
                           by reference to Exhibit 23(b) to Nobility's Form 10-K for the fiscal year ended November 1, 2003 filed
                           January 30, 2004)..

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

                                        NOBILITY HOMES, INC.

 DATE:  April 5, 2004                   By:  /s/ Terry E. Trexler
                                           -------------------------------------
                                           Terry E. Trexler, Chairman,
                                           President and Chief Executive Officer


DATE:   April 5, 2004                  By:  /s/ Thomas W. Trexler
                                           -------------------------------------
                                           Thomas W. Trexler, Executive Vice
                                           President, and Chief Executive
                                           Officer


DATE:   April 5, 2004                  By:  /s/ Lynn J. Cramer, Jr.
                                           -------------------------------------
                                           Lynn J. Cramer, Jr., Treasurer
                                           and Principal Accounting Officer

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

13. Consolidated Financial Statements from 2002 Annual Report to Shareholders (incorporated by reference to Exhibit 13 to Nobility's Form 10-K for the fiscal year ended November 1, 2003 filed January 30,
         2004).

14. Code of Ethics (incorporated by reference to Exhibit 14 to Nobility's Form 10-K for the fiscal year ended November 1, 2003 filed January 30,
         2004).

21. Subsidiaries of Nobility (incorporated by reference to Exhibit 21 to Nobility's Form 10-K for the fiscal year ended November 1, 2003 filed January 30, 2004).

23.      (a)      Consent of Tedder, James, Worden & Associates, P.A.
                  (incorporated by reference to Exhibit 23(a) to Nobility's Form
                  10-K for the fiscal year ended November 1, 2003 filed January
                  30, 2004).

         (b) Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23(b) to Nobility's Form 10-K for the fiscal year ended November 1, 2003 filed January 30, 2004).

31.      (a)      Written Statement of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes- Oxley Act and Rule 13a-14(a)or
                  15d-14(a) under the Securities Exchange Act of 1934.

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


--------
   * Management Remuneration Plan.