Form 10-Q
period 2004-05-01
NOBILITY HOMES INC
filed 2004-06-15
CIK 72205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 1, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No ____.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____; No X.

The number of shares of the registrant's common stock, par value $0.10, outstanding as of June 15, 2004 was 4,017,986.

                              NOBILITY HOMES, INC.
                                      INDEX


                                                                           Page
                                                                          Number
PART I.
                Financial Information
Item 1.
                Financial Statements (Unaudited)

                Consolidated Balance Sheets as of May 1, 2004 and
                November 1, 2003                                             3

                Consolidated Statements of Income and Comprehensive
                Income for the three and six months ended  May 1, 2004
                and May 3, 2003                                              4

                Consolidated Statements of Cash Flows for the three
                and six months ended May 1, 2004 and May 3, 2003             5

                Notes to Consolidated Financial Statements                   6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and of Results of Operations                      10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk  12

Item 4.         Controls and Procedures                                     12

PART II.        Other Information

Item 6.         Exhibits and Reports on Form 8-K                            13

Signatures                                                                  13

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     May 1,                    November 1,
                                                                                      2004                         2003
                                                                              -----------------------      ---------------------
                                                                                 (Unaudited)
Assets
Current assets:
        Cash and cash equivalents                                               $   9,907,112                 $ 10,641,748
        Short-term investments                                                        871,779                      342,550
        Accounts receivable - trade                                                 1,508,330                    2,096,128
        Inventories                                                                 7,707,792                    6,557,659
        Deferred income taxes                                                         476,801                      485,716
        Prepaid expenses and other current assets                                     552,010                      501,014
                                                                                 ------------                  -----------

             Total current assets                                                  21,023,824                   20,624,815

Property, plant and equipment, net                                                  3,343,832                    3,136,506
Long-term investments                                                               6,656,935                    5,249,825
Investment in joint venture - Majestic 21                                           1,375,069                    1,203,804
Deferred income taxes - noncurrent                                                     15,050                       15,050
Other assets                                                                        1,943,882                    2,474,905
                                                                                 ------------                  -----------

             Total assets                                                       $ 34,358,592                  $ 32,704,905
                                                                                 ============                  ===========

Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable                                                        $   1,436,455                 $  1,484,997
        Accrued expenses and other current liabilities                                565,483                      757,498
        Accrued compensation                                                          696,399                      524,784
        Income taxes payable                                                          442,175                      890,675
        Customer deposits                                                           2,742,606                    2,230,633
                                                                                 ------------                  -----------


             Total current liabilities                                              5,883,118                    5,888,587
                                                                                 ------------                  -----------

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                     -                            -
     Common stock, $.10 par value, 10,000,000
         shares authorized;  5,364,907 shares issued                                  536,491                      536,491
     Additional paid in capital                                                     8,648,043                    8,613,640
     Retained earnings                                                             27,036,500                   25,500,362
     Accumulated other comprehensive income                                            56,319                       35,516
     Less treasury stock at cost, 1,346,921 and
          1,354,663 shares, respectively, in 2004 and 2003                         (7,801,879)                  (7,869,691)
                                                                                 ------------                  -----------

             Total stockholders' equity                                            28,475,474                   26,816,318
                                                                                 ------------                  ----------

             Total liabilities and stockholders' equity                         $  34,358,592                 $ 32,704,905
                                                                                 ============                  ===========

    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                           Three Months Ended                Six Months Ended
                                                                           ------------------                ----------------
                                                                         May 1,            May 3,          May 1,         May 3,
                                                                          2004              2003            2004           2003
                                                                     ----------------  --------------  --------------  -------------

Net sales                                                             $ 13,060,233     $  8,354,762    $  23,258,474   $ 16,837,177
Net sales - related parties                                                 52,367                -           52,367              -
                                                                       -----------      -----------     ------------    ------------

              Total net sales                                           13,112,600        8,354,762       23,310,841     16,837,177

Cost of goods sold                                                      (9,778,658)      (6,127,236)     (17,390,359)   (12,386,221)
                                                                       -----------      -----------     ------------    ------------

              Gross profit                                               3,333,942        2,227,526        5,920,482      4,450,956

Selling, general and administrative expenses                            (1,730,108)      (1,331,554)      (3,314,637)    (2,716,597)
                                                                       -----------      -----------     ------------    ------------

              Operating income                                           1,603,834          895,972        2,605,845      1,734,359
                                                                       -----------      -----------     ------------    ------------

Other income:
        Interest income                                                     77,970           43,239          166,431         83,536
        Undistributed earnings in joint venture -  Majestic 21             100,063           88,997          171,065        110,563
        Receipt of stock in connection with demutualization
              of insurance company                                               -          167,551                -        167,551
        Miscellaneous income                                                 3,490            8,023           32,897         17,356
                                                                       -----------      -----------     ------------    ------------
                                                                           181,523          307,810          370,393        379,006
                                                                       -----------      -----------     ------------    ------------

Income before provision for income taxes                                 1,785,357        1,203,782        2,976,238      2,113,365

Provision for income taxes                                                (632,000)        (409,000)      (1,039,000)      (718,000)
                                                                       -----------      -----------     ------------    ------------

              Net income                                                 1,153,357          794,782        1,937,238      1,395,365

Other comprehensive income, net of tax
        Unrealized investment gain                                           1,727            9,538           20,803          9,538
                                                                       -----------      -----------     ------------    ------------

        Comprehensive income                                          $  1,155,084     $    804,320    $   1,958,041   $  1,404,903
                                                                       ===========      ===========      ===========   ==========
Average shares outstanding
        Basic                                                            4,013,963        3,996,175        4,012,335      4,005,210
        Diluted                                                          4,103,980        4,010,169        4,086,440      4,023,339

Earnings per share
        Basic                                                         $       0.29     $       0.20    $        0.48   $       0.35
        Diluted                                                       $       0.28     $       0.20    $        0.47   $       0.35

Divdends per commom share                                             $          -     $          -    $        0.10   $          -

    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                              ----------------
                                                                                       May 1,                      May 3,
                                                                                        2004                        2003
                                                                              -----------------------     ------------------------

Cash flows from operating activities:
      Net income                                                                $    1,937,238                $   1,395,365
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                              115,525                       98,220
            Deferred income taxes                                                            -                       50,379
            Undistributed earnings in joint venture - Majestic 21                     (171,265)                    (110,563)
            Increase in cash surrender value of life insurance                         (66,001)                     (30,000)
            Decrease (increase) in:
               Accounts receivable - trade                                             587,798                      230,327
               Inventories                                                          (1,150,133)                  (1,301,651)
               Prepaid expenses and other current assets                               (50,996)                    (126,792)
            (Decrease) increase in:
               Accounts payable                                                        (48,542)                    (249,189)
               Accrued expenses and other current liabilities                         (192,015)                    (274,442)
               Accrued compensation                                                    171,615                     (332,938)
               Income taxes payable                                                   (448,500)                     131,101
               Customer deposits                                                       511,973                      750,324
                                                                                 -------------                 ------------
      Net cash provided by operating activities                                      1,196,697                      230,141
                                                                                 -------------                 ------------

Cash flows from investing activities:
      Purchase of property, plant and equipment                                       (322,851)                    (115,631)
                                                                                 -------------                 ------------
      Net cash used in investing activities                                           (322,851)                    (115,631)
                                                                                 -------------                 ------------

Cash flows from financing activities:
      Purchase of investments                                                       (1,906,621)                  (1,404,697)
      Payment of cash dividends                                                       (401,100)                           -
      Proceeds from repayment of receivable from officer                               597,024                            -
      Proceeds from exercise of employee stock options                                 102,215                            -
      Purchase of treasury stock                                                            -                      (260,158)
                                                                                 -------------                 ------------
      Net cash used in financing activities                                         (1,608,482)                  (1,664,855)
                                                                                 -------------                 ------------

Decrease in cash and cash equivalents                                                 (734,636)                  (1,550,345)

Cash and cash equivalents at beginning of year                                      10,641,748                   12,481,711
                                                                                   -----------                 ------------

Cash and cash equivalents at end of quarter                                     $    9,907,112                $  10,931,366
                                                                                 =============                 ============

Supplemental disclosure of cash flow information

      Interest Paid                                                             $            -                $           -
                                                                                 =============                 ============
      Income taxes paid                                                         $    1,487,500                $     510,000
                                                                                 =============                 ============

Non-cash financing activities:
      Receipt of stock in connection with demutualization
         of insurance company                                                   $            -                $     167,551
                                                                                 =============                 ============

    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation
        ---------------------

The accompanying unaudited consolidated financial statements for the three and six months ended May 1, 2004 and May 3, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 1, 2004 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 1, 2003 Annual Report on Form 10-K.

The receipt of stock in connection with the demutualization of an insurance company for which the Company owns life insurance was originally recorded during the second quarter of 2003 as a fair value adjustment for marketable securities and included as a component of other comprehensive income. During the fourth quarter of 2003, this amount was reclassified to other income and included in net income; the results of this reclassification was to increase other income by approximately $168,000, increase a deferred tax liability by approximately $50,000, increase basic and diluted earnings per share by $0.03, and decrease other comprehensive income by approximately $118,000. These amounts have been properly reclassified in the accompanying financial statements for the three-month and six-month periods ended May 3, 2003.

2.      Inventories
        -----------

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at May 1, 2004 and November 1, 2003 are summarized as follows:

                                                                      May 1,                     November 1,
                                                                       2004                         2003
                                                              -----------------------       ----------------------
                                                                   (Unaudited)

Raw materials                                                     $      731,354                 $    680,036
Work-in-process                                                          126,762                      109,947
Finished homes                                                         6,233,380                    5,272,867
Pre-owned manufactured homes                                             498,841                      401,728
Model home furniture and other                                           117,455                       93,081
                                                              -----------------------       ----------------------
                                                                  $    7,707,792                 $  6,557,659
                                                              =======================       ======================

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.      Accounting for Stock Based Compensation
        ---------------------------------------

At May 1, 2004, the Company had a stock incentive plan (the "Plan"), which authorizes the issuance of options to purchase common stock. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but accounts for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                                    Three Months Ended                  Six Months Ended
                                                                    ------------------                  ----------------
                                                              May 1,            May 3,             May 1,              May 3,
                                                               2004              2003               2004                2003
                                                               ----              ----               ----                ----

Net income, as reported                                    $ 1,153,357       $   794,782      $  1,937,238        $  1,395,365

Deduct:  Total stock-based employee
compensation determined under fair value
based method for all awards, net of related
tax effects                                                     (3,837)          (3,837)            (9,976)            (6,370)
                                                            ----------        ---------        -----------         -----------

Pro forma net income                                       $ 1,148,369       $   790,945      $  1,927,262        $  1,388,995
                                                            ==========        ==========       ===========         ===========

Earnings per share
               Basic - as reported                         $      0.29       $      0.20      $       0.48        $       0.35
               Basic - pro forma                           $      0.29       $      0.20      $       0.48        $       0.35

Earnings per share
               Diluted - as reported                       $      0.28       $      0.20      $       0.47        $       0.35
               Diluted - pro forma                         $      0.28       $      0.20      $       0.47        $       0.35

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.      Earnings Per Share
        ------------------

                                                                    Three Months Ended                     Six Months Ended
                                                                    ------------------                     ----------------
                                                              May 1,               May 3,               May 1,            May 3,
                                                               2004                 2002                 2004              2003
                                                       -------------------   -----------------    ----------------     -------------
        Net income                                       $  1,153,357          $    794,782        $   1,937,238       $   1,395,365
                                                          ===========           ===========         ============        ============

        Weighted average shares outstanding:
             Basic                                          4,013,963             3,996,175            4,012,335           4,005,210
             Add:  common stock equivalents                    90,017                13,994               74,105              18,129
                                                          -----------           -----------         ------------        ------------

             Diluted                                        4,103,980             4,010,169            4,086,440           4,023,339
                                                          ===========           ===========         ============        ============
        Earnings per share:
             Basic                                       $       0.29          $       0.20        $        0.48       $        0.35
                                                          ===========           ===========         ============        ============
             Diluted                                     $       0.28          $       0.20        $        0.47       $        0.35
                                                          ===========           ===========         ============        ============

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

                              NOBILITY HOMES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Dealer Volume Rebates
The Company pays a volume rebate to independent dealers based upon the dollar volume of homes purchased and paid for by the dealer in excess of a certain specific dollar amount during a specific time period. Dealer volume rebates are accrued when sales are recognized.

                              NOBILITY HOMES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
Results of Operations
---------------------
For the three and six month periods ended May 1, 2004 and May 3, 2003, results of operations are as follows. Total net sales in second quarter 2004 increased 57% to $13,112,600 compared to $8,354,762 in the second quarter 2003. Total net sales for the first six months of 2004 increased 38% to $23,310,841 compared to $16,837,177 for the first six months of 2003. The increased sales in 2004 was primarily due to the increase in sales to outside dealers coupled with an increase in Prestige same store revenues. Industry shipments in Florida, our primary market, in the latest three-month period were up approximately 6%. In spite of tight retail credit standards, high unemployment, and uncertain economic conditions in our country, management expects the demand for our homes to continue. In the near term management anticipates continued pressure on both sales and earnings resulting from these factors, plus record price increases in lumber, oriented strand board (OSB), sheetrock, steel and oil-related products and services.

Gross profit as a percentage of net sales was 25% in second quarter 2004 compared to 27% in second quarter 2003 and was 25% for the first six months of 2004 compared to 26% for the first six months 2003. The decline in gross profit, as a percentage of sales, in 2004 was primarily due to higher material costs, primarily in lumber and oriented strand board (OSB), sheetrock, steel and oil-rated products and services.

Selling, general and administrative expenses as a percent of net sales were 13% in second quarter of 2004 compared to 16% in the second quarter of 2003 and were 14% for the first six months of 2004 compared to 16% for the first six months of 2003. The decrease in selling, general and administrative expenses, as a percent of net sales, resulted from the increase in sales which had an impact on selling, general and administrative expenses as a percentage because most of these expenses are fixed, except for compensation expenses.

Other income for the second quarter of 2004 was $181,523 of which $77,970 was from interest on cash equivalents and investments and $100,063 was from Nobility's equity in the earnings from the Majestic 21 joint venture. In the second quarter of 2003 other income was $307,810 of which $43,239 was from interest on cash equivalents and investments and $88,997 was from Nobility's equity in the earnings from the Majestic 21 joint venture. In the second quarter of 2003 the Company recorded the receipt of stock in connection with demutualization of insurance company in the amount $167,551. For the first six months of 2004 other income was $370,393 of which $166,431 was from interest on cash equivalents and investments and $171,065 was from Nobility's equity in the earnings from the Majestic 21 joint venture. For the six months of 2003 other income was $379,006 of which $83,536 was from interest on cash equivalents and investments and $110,563 was from Nobility's equity in the earnings from the Majestic 21 joint venture. The increase in interest income was primarily due to a change in the investment portfolio to long-term marketable securities to obtain a higher yield. Income reported for Majestic 21 results from the Company's 50% share in the equity in the earnings of this joint venture. Income for the joint venture fluctuated due to higher loan origination volume. The Company believes that its historical loss experience has been favorably impacted by its ability to resell foreclosed/repossessed homes through its network of retail sales centers. Majestic 21 is a financing joint venture accounted for under the equity method of accounting.

As a result of the factors discussed above, net income for the second quarter of 2004 was $1,153,357 or $0.28 per diluted share compared to $794,782 or $0.20 per basic and diluted share for the second quarter 2003. For the first six months of 2004 net income was $1,937,238 or $0.47 per diluted share as compared to $1,395,365 or $0.35 per basic and diluted share for the first six months of 2003.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents were $9,907,112 at May 1, 2004 compared to $10,641,748 at November 1, 2003. Short and long term investments were $7,528,714 at May 1, 2004 compared to $5,592,375 at November 1, 2003. Working capital was $15,140,706 at May 1, 2004 as compared to $14,736,228 at November 1, 2003. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $7,707,792 at May 1, 2004, from $6,557,659 at November 1, 2003 primarily due to an increase in the number of homes in inventory at the Prestige retail sales centers. Accounts receivable trade decreased $587,798 to $1,508,330 at May 1, 2004 from $2,096,128 at November 1, 2003.

                              NOBILITY HOMES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At May 1, 2004 and November 1, 2003, there were no amounts outstanding under this agreement.

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

                              NOBILITY HOMES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

      We do not currently have any indebtedness as of May 1, 2004. If we were to borrow from our revolving line of credit facility, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.  Controls and Procedures

      a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of May 1, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act. Since the Evaluation Date there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                    Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and items 3 through Item 5

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On September 6, 2002, the board of directors of Nobility authorized the repurchase of up to 100,000 shares of Nobility's common stock in open market or privately negotiated transactions. Nobility did not repurchase any shares under the program during the quarter ended May 1, 2004. As Of May 1, 2004, Nobility had authority to repurchase 100,000 shares under that program.

Item 6.  (a) Exhibits

31.      (a)     Certification of Chief Executive Officer Pursuant to Section 3
                 02 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

         (b) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.      (a)     Written Statement of Chief Executive Officer Pursuant to 18
                 U.S.C. ss.1350

         (b) Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. ss.1350

Item 6.  (b) Form 8-K

Form 8-K dated March 4, 2004, furnishing Nobility's earning release for the period ended January 31, 2004


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOBILITY HOMES, INC.


 DATE:  June 15, 2004                   By:  /s/ Terry E. Trexler
                                        ----------------------------------------
                                        Terry E. Trexler, Chairman,
                                        President and Chief Executive Officer


DATE:  June 15, 2004                    By:  /s/ Thomas W. Trexler
                                        ----------------------------------------
                                        Thomas W. Trexler, Executive Vice
                                        President, and Chief Financial Officer


DATE:  June 15, 2004                    By:  /s/ Lynn J. Cramer, Jr.
                                        ----------------------------------------
                                        Lynn J. Cramer, Jr., Treasurer
                                        and Principal Accounting Officer