Form 10-Q
period 2004-07-31
NOBILITY HOMES INC
filed 2004-09-14
CIK 72205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No ___.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes __; No     X     .

The number of shares of the registrant's common stock, par value $0.10, outstanding as of September 14, 2004 was 4,018,811.

                              NOBILITY HOMES, INC.
                                      INDEX


                                                                           Page
                                                                          Number
PART I.
              Financial Information
Item 1.
              Financial Statements (Unaudited)

              Consolidated Balance Sheets as of July 31, 2004 and
              November 1, 2003                                                3

              Consolidated Statements of Income and Comprehensive
              Income for the three and nine months ended July 31, 2004
              and August 2, 2003                                              4

              Consolidated Statements of Cash Flows for the three and
              nine months ended July 31, 2004 and August 2, 2003              5
                                                                              6
              Notes to Consolidated Financial Statements
Item 2.
              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10
Item 3.
              Quantitative and Qualitative Disclosures About Market
              Risk                                                           12
Item 4.
              Controls and Procedures                                        12
PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                               13

Signatures                                                                   13

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             July 31,            November 1,
                                                                               2004                 2003
                                                                         -----------------    ------------------
                                                                           (Unaudited)
Assets
Current assets:
      Cash and cash equivalents                                          $    8,111,110        $   10,641,748
      Short-term investments                                                    886,225               342,550
      Accounts receivable - trade                                             1,992,511             2,096,128
      Inventories                                                             7,854,469             6,557,659
      Deferred income taxes                                                     472,394               485,716
      Prepaid expenses and other current assets                                 478,080               501,014
                                                                          -------------         -------------
           Total current assets                                              19,794,789            20,624,815

Property, plant and equipment, net                                            3,339,858             3,136,506
Long-term investments                                                         8,361,641             5,249,825
Investment in joint venture - Majestic 21                                     1,465,709             1,203,804
Deferred income taxes - noncurrent                                               15,050                15,050
Other assets                                                                  1,966,382             2,474,905
                                                                          -------------         -------------
           Total assets                                                  $   34,943,429        $   32,704,905
                                                                          =============         =============
Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                   $      919,425        $    1,484,997
      Accrued expenses and other current liabilities                            342,082               757,498
      Accrued compensation                                                      643,540               524,784
      Income taxes payable                                                      343,675               890,675
      Customer deposits                                                       2,978,243             2,230,633
                                                                          -------------         -------------

           Total current liabilities                                          5,226,965             5,888,587
                                                                          -------------         -------------
Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                               -                     -
     Common stock, $.10 par value, 10,000,000
         shares authorized;  5,364,907 shares issued                            536,491               536,491
     Additional paid in capital                                               8,651,385             8,613,640
     Retained earnings                                                       28,256,638            25,500,362
     Accumulated other comprehensive income                                      66,602                35,516
     Less treasury stock at cost, 1,346,096 and
          1,354,663 shares, respectively, in 2004 and 2003                   (7,794,652)           (7,869,691)
                                                                          -------------         -------------

           Total stockholders' equity                                        29,716,464            26,816,318
                                                                          -------------         -------------

           Total liabilities and stockholders' equity                    $   34,943,429        $   32,704,905
                                                                          =============         =============

   The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                   Three Months Ended                   Nine Months Ended
                                                                   ------------------                   -----------------
                                                            July 31,           August 2,           July 31,           August 2,
                                                              2004                2003               2004               2003
                                                       ------------------  -----------------  ------------------  ------------------
Net sales                                               $   12,280,293      $   9,441,504      $   35,538,767     $    26,278,681
Net sales - related parties                                    30,585              23,675              82,952              23,675
                                                         -------------       ------------       -------------      --------------

           Total net sales                                  12,310,878          9,465,179          35,621,719          26,302,356

Cost of goods sold                                          (9,070,731)        (7,167,499)        (26,461,090)        (19,553,721)
                                                         -------------       ------------       -------------      --------------

           Gross profit                                      3,240,147          2,297,680           9,160,629           6,748,635

Selling, general and administrative expenses                (1,569,987)        (1,489,516)         (4,884,624)         (4,206,113)
                                                         -------------       ------------       -------------      --------------

           Operating income                                 1,670,160             808,164           4,276,005           2,542,522
                                                         -------------       ------------       -------------      --------------

Other income:
       Interest income                                          83,491             49,276             249,922             132,811
       Undistributed earnings in joint venture -
          Majestic 21                                           90,640             48,160             261,705             158,723
       Receipt of stock in connection with
          demutualization of insurance company                       -                  -                   -             167,551
       Miscellaneous income                                     39,847             52,130              72,744              69,485
                                                         -------------       ------------       -------------      --------------
                                                               213,978            149,566             584,371             528,570
                                                         -------------       ------------       -------------      --------------

Income before provision for income taxes                     1,884,138            957,730           4,860,376           3,071,092

Provision for income taxes                                    (664,000)          (324,000)         (1,703,000)           (992,000)
                                                         -------------       ------------       -------------      --------------

           Net income                                        1,220,138            633,730           3,157,376           2,079,092

Other comprehensive income, net of tax
       Unrealized investment gain                               10,283             11,461              31,086              23,941
                                                         -------------       ------------       -------------      --------------

       Comprehensive income                             $    1,230,421      $     645,191      $    3,188,462     $     2,103,033
                                                         =============       ============       =============      ==============

Average shares outstanding
       Basic                                                 4,018,646          3,987,513           4,014,423           3,999,311
       Diluted                                               4,137,460          4,015,417           4,108,026           4,020,333

Earnings per share
       Basic                                            $         0.30      $        0.16      $         0.79     $          0.52
       Diluted                                          $         0.30      $        0.16      $         0.77     $          0.52

Divdends per commom share                               $            -      $           -      $         0.10     $             -

   The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                            -----------------
                                                                                       July 31,              August 2,
                                                                                        2004                   2003
                                                                                  -----------------    ---------------------
Cash flows from operating activities:
     Net income                                                                    $   3,157,376           $    2,079,092
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                   173,287                  148,518
         Deferred income taxes                                                                 -                   50,379
         Undistributed earnings in joint venture - Majestic 21                          (261,905)                (158,723)
         Increase in cash surrender value of life insurance                              (88,501)                 (45,000)
         Decrease (increase) in:
           Accounts receivable - trade                                                   103,617                 (648,263)
           Inventories                                                                (1,296,810)                (877,713)
           Prepaid expenses and other current assets                                      22,934                 (240,743)
         (Decrease) increase in:
           Accounts payable                                                             (565,572)                (263,479)
           Accrued expenses and other current liabilities                               (415,416)                (207,767)
           Accrued compensation                                                          118,756                 (340,154)
           Income taxes payable                                                         (547,000)                 345,101
           Customer deposits                                                             747,610                1,497,777
                                                                                   -------------            -------------
     Net cash provided by operating activities                                         1,148,376                1,339,025
                                                                                   -------------            -------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                          (376,639)                (337,082)
                                                                                   -------------            -------------
     Net cash used in investing activities                                              (376,639)                (337,082)
                                                                                   -------------            -------------

Cash flows from financing activities:
     Purchase of investments                                                          (3,611,083)              (3,716,130)
     Payment of cash dividends                                                          (401,100)                       -
     Proceeds from repayment of receivable from officer                                  597,024                        -
     Proceeds from exercise of employee stock options                                    112,784                        -
     Purchase of treasury stock                                                                -                 (260,158)
                                                                                   -------------            -------------
     Net cash used in financing activities                                            (3,302,375)              (3,976,288)
                                                                                   -------------            -------------

Decrease in cash and cash equivalents                                                 (2,530,638)              (2,974,345)

Cash and cash equivalents at beginning of year                                        10,641,748               12,481,711
                                                                                   -------------            -------------

Cash and cash equivalents at end of quarter                                       $    8,111,110           $    9,507,366
                                                                                   =============            =============

Supplemental disclosure of cash flow information

     Interest Paid                                                                $            -           $            -
                                                                                   =============            =============
     Income taxes paid                                                            $    2,250,000           $      620,000
                                                                                   =============            =============

Non-cash financing activities:
     Receipt of stock in connection with demutualization
       of insurance company                                                       $            -           $      167,930
                                                                                   =============            =============


   The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements for the three and nine months ended July 31, 2004 and August 2, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended July 31, 2004 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 1, 2003 Annual Report on Form 10-K.

The receipt of stock in connection with the demutualization of an insurance company for which the Company owns life insurance was originally recorded during the second quarter of 2003 as a fair value adjustment for marketable securities and included as a component of other comprehensive income. During the fourth quarter of 2003, this amount was reclassified to other income and included in net income; the results of this reclassification was to increase other income by approximately $168,000, increase a deferred tax liability for approximately $50,000, increase basic and diluted earnings per share by $0.03, and decrease other comprehensive income by approximately $118,000. These amounts have been properly reclassified in the accompanying financial statements for the three-month and nine-month periods ended August 2, 2003

2.       Inventories
         -----------

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at July 31, 2004 and November 1, 2003 are summarized as follows:

                                        July 31,            November 1,
                                          2004                 2003
                                    -----------------     ----------------
                                      (Unaudited)

Raw materials                          $  1,069,605          $   680,036
Work-in-process                             131,710              109,947
Finished homes                            6,029,441            5,272,867
Pre-owned manufactured homes                493,888              401,728
Model home furniture and other              129,825               93,081
                                    -----------------     ----------------
                                       $  7,854,469          $ 6,557,659
                                    =================     ================

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.       Accounting for Stock Based Compensation
         ---------------------------------------

     At July 31, 2004, the Company had a stock incentive plan (the "Plan"), which authorizes the issuance of options to purchase common stock. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                              Three Months Ended                    Nine Months Ended
                                                              ------------------                    -----------------
                                                            July 31,          August 2,           July 31,          August 2,
                                                              2004               2003               2004              2003
                                                              ----               ----               ----              ----

Net Income, as reported                                 $   1,220,138        $   633,730       $  3,157,376      $    2,079,092

Deduct:  Total stock-based employee
compensation determined under fair value
based method for all awards, net of related
tax effects                                                    (4,988)            (3,837)           (14,964)            (10,207)
                                                         ------------         ----------        -----------         -----------

Pro forma net income                                    $   1,215,150        $   629,893       $  3,142,412        $  2,068,885
                                                         ============         ==========        ===========         ===========

Earnings per share
           Basic - as reported                          $        0.30        $      0.16       $       0.79        $       0.52
           Basic - pro forma                            $        0.30        $      0.16       $       0.78        $       0.52

Earnings per share
           Diluted - as reported                        $        0.30        $      0.16       $       0.77        $       0.52
           Diluted - pro forma                          $        0.29        $      0.16       $       0.76        $       0.51

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.       Earnings Per Share
         ------------------

                                                             Three Months Ended                    Nine Months Ended
                                                             ------------------                    -----------------
                                                            July 31,         August 2,            July 31,          August 2,
                                                              2004              2002                2004              2003
                                                         ------------         ----------        -----------         -----------

      Net income                                        $   1,220,138        $   633,730       $  3,157,376        $  2,079,092
                                                         ============         ==========        ===========         ===========

      Weighted average shares outstanding:
           Basic                                            4,018,646          3,987,513          4,014,423           3,999,311
           Add:  common stock equivalents                     118,814             27,904             93,603              21,022
                                                         ------------         ----------        -----------         -----------

           Diluted                                          4,137,460          4,015,417          4,108,026           4,020,333
                                                         ============         ==========        ===========         ===========

      Earnings per share:
           Basic                                        $        0.30        $      0.16       $       0.79        $       0.52
                                                         ============         ==========        ===========         ===========
           Diluted                                      $        0.30        $      0.16       $       0.77        $       0.52
                                                         ============         ==========        ===========         ===========

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

                              NOBILITY HOMES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

For the three and nine month periods ended July 31, 2004 and August 2, 2003, results of operations are as follows. Total net sales in third quarter 2004 increased 30% to $12,310,878 compared to $9,465,179 in the third quarter 2003. Total net sales for the first nine months of 2004 increased 35% to $35,621,719 compared to $26,302,356 for the first nine months of 2003. The increased sales in 2004 was primarily due to the increase in sales to outside dealers coupled with an increase in Prestige same store revenues. Industry shipments in Florida, our primary market, in the latest three-month period were up approximately 16%. In spite of tight retail credit standards, high unemployment, and uncertain economic conditions in our country, management expects the demand for our homes to continue. Increase demand also could result from building replacement homes due to the recent hurricanes in Florida. In the near term, management anticipates continued pressure on both sales and earnings resulting from these factors, and record price increases in lumber, oriented strand board (OSB), sheetrock, steel and oil-related products and services.

Gross profit as a percentage of net sales was 26% in third quarter 2004 compared to 24% in third quarter 2003 and was 26% for the first nine months of 2004 unchanged from 26% for the first nine months 2003. The increase in gross profit, as a percentage of sales, in third quarter 2004 was primarily due to increase in lumber surcharges to off-set higher material costs, primarily in lumber and oriented strand board (OSB), sheetrock, steel and oil-rated products and services.

Selling, general and administrative expenses as a percent of net sales were 13% in third quarter of 2004 compared to 16% in the third quarter of 2003 and were 14% for the first nine months of 2004 compared to 16% for the first nine months of 2003. The decrease in selling, general and administrative expenses, as a percent of net sales, resulted from the increase in sales which had an impact on selling, general and administrative expenses as a percentage because most of these expenses are fixed, except for compensation expenses.

Other income for the third quarter of 2004 was $213,978 of which $83,491 was from interest on cash equivalents and investments and $90,640 was from Nobility's equity in the earnings from the Majestic 21 joint venture. In the third quarter of 2003 other income was $149,566 of which $49,276 was from interest on cash equivalents and investments and $48,160 was from Nobility's equity in the earnings from the Majestic 21 joint venture. For the first nine months of 2004 other income was $584,371 of which $249,922 was from interest on cash equivalents and investments and $261,705 was from Nobility's equity in the earnings from the Majestic 21 joint venture. For the nine months of 2003 other income was $528,570 of which $132,811 was from interest on cash equivalents and investments and $158,723 was from Nobility's equity in the earnings from the Majestic 21 joint venture. In the second quarter of 2003, the Company recorded the receipt of stock in the amount $167,551 in connection with the demutualization of an insurance company. The increase in interest income was primarily due to a change in the investment portfolio to long-term marketable securities to obtain a higher yield. Income reported for Majestic 21 results from the Company's 50% share in the equity in the earnings of this joint venture. Income for the joint venture fluctuated due to higher amortization of prepaid finance charges on the portfolio. The Company believes that its historical loss experience has been favorably impacted by its ability to resell foreclosed/repossessed homes through its network of retail sales centers. Majestic 21 is a financing joint venture accounted for under the equity method of accounting.

As a result, of the factors discussed above, net income for the third quarter of 2004 was $1,220,138 or $0.30 per basic and diluted share compared to $633,730 or $0.16 per basic and diluted share for the third quarter 2003. For the first nine months of 2004, net income was $3,157,376 or $0.79 per basic and $0.77 per diluted share as compared to $2,079,092 or $0.52 per basic and diluted share for the first nine months of 2003.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $8,111,110 at July 31, 2004 compared to $10,641,748 at November 1, 2003. Short and long-term investments were $9,247,866 at July 31, 2004 compared to $5,592,375 at November 1, 2003. Working capital was $14,567,824 at July 31, 2004 as compared to $14,736,228 at November 1, 2003.
Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $7,854,469 at July 31, 2004, from $6,557,659 at November 1, 2003, primarily due to an increase in the number of homes in inventory at the Prestige retail sales centers and increase in raw materials inventory from a large purchase of OSB to capitalize on favorable pricing. Accounts receivable trade decreased $103,617 to $1,992,511 at July 31, 2004 from $2,096,128 at November 1,
2003.

                              NOBILITY HOMES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At July 31, 2004 and November 1, 2003, there were no amounts outstanding under this agreement.

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

     We do not currently have any indebtedness as of July 31, 2004. If we were to borrow from our revolving line of credit facility, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.  Controls and Procedures

     a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of July 31, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act. Since the Evaluation Date there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

                                        NOBILITY HOMES, INC.


 DATE:  September 14, 2004              By:  /s/ Terry E. Trexler
                                           -------------------------------------
                                           Terry E. Trexler, Chairman,
                                           President and Chief Executive Officer


DATE:  September 14, 2004               By:  /s/ Thomas W. Trexler
                                           -------------------------------------
                                           Thomas W. Trexler, Executive Vice
                                           President, and Chief Executive
                                           Officer


DATE:  September 14, 2004               By:  /s/ Lynn J. Cramer, Jr.
                                           -------------------------------------
                                           Lynn J. Cramer, Jr., Treasurer
                                           and Principal Accounting Officer