Form 10-K
period 2004-11-06
NOBILITY HOMES INC
filed 2005-02-04
CIK 72205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended November 6, 2004

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


Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act).  Yes     No   X
                                       ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant on January 27, 2005, computed by reference to the average high and low prices on that date: $30,333,806.00

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 28, 2005: 4,039,132 shares of common stock.

         DOCUMENTS INCORPORATED BY REFERENCE               Incorporated at

  Nobility Homes, Inc. Proxy Statement for the 2005       Part III, Items 10,
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

Manufactured Homes
------------------

Nobility's homes are available in approximately 100 active models sold under the trade names "Kingswood," "Richwood," "Springwood," "Springwood Special," "Tropic Isle Special," "Regency Manor Special," and "Special Edition." The homes, ranging in size from 672 to 2,650 square feet and containing from one to five bedrooms, are available in

        o single-wide widths of 14 and 16 feet ranging from 48 to 72 feet in length;
        o double-wide widths of 24, 26, 28 and 32 feet ranging from 32 to 76 feet in length; and
        o triple-wide widths of 36, 38 and 42 feet ranging from 44 to 72 feet in length.
        o Quad-unit 2 sections 28 feet long by 48 feet long and 2 sections 28 feet long by 52 feet long

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

Nobility's two manufacturing plants operated at an average of approximately 60% of their single shift capacity in fiscal 2004 and 50% in 2003 and 2002.

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

Retail Sales
------------
Prestige Home Centers, Inc. operates 17 retail sales centers in north and central Florida. Its principal executive offices are located at Nobility's headquarters in Ocala, Florida. Sales by Prestige accounted for 72.1%, 74.7% and 71.7% of Nobility's sales during fiscal 2004, 2003 and 2002, respectively.

Each of Prestige's retail sales centers is located within 350 miles of Nobility's two manufacturing facilities. Prestige owns the land at three of its retail sales centers and leases the remaining 14 retail sales centers from unaffiliated parties under leases with terms of between one and three years with renewal options.

The primary customers of Prestige are homebuyers who generally purchase manufactured homes to place on their own home sites. Prestige operates its retail sales centers with a model home concept. Each of the homes displayed at its retail sales centers is furnished and decorated as a model home. Although the model homes may be purchased from Prestige's model home inventory, generally, customers order homes which are shipped directly from the factory to their home site. Prestige sales generally are to purchasers living within a radius of approximately 100 miles from the selling retail lot.

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

Prestige's wholly-owned subsidiary, Mountain Financial, Inc., an independent insurance agent and mortgage broker, provides mortgage brokerage services, automobile, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes. Mountain Financial, Inc., receives a mortgage brokerage fee at the time a loan is originated and a commission on the insurance premium collected at the time an insurance policy is written and in future years if the homeowner renews the policy. Its revenues were approximately $329,000, $311,000, and $283,000 in fiscal 2004, 2003 and 2002, respectively.

Wholesale Sales to Manufactured Home Communities
------------------------------------------------

Nobility currently sells its homes on a wholesale basis exclusively through four full-time salespersons to approximately 60 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility's customers other than its subsidiary, Prestige, sell homes produced by several manufacturers. Mobile Home Lifestyles, which operates multiple manufactured home communities, accounted for approximately $6.7 million or 13% of Nobility's total sales in fiscal 2004 and $4.8 million or 12% in fiscal 2003. No other customer accounted for more than 10% of Nobility's total sales in fiscal 2004 or 2003.

Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a "floor plan" basis where the financial institution obtains a security interest in all or part of the dealer's manufactured home inventory. Nobility from time to time enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer's default, Nobility will, at the lender's request, repurchase the home provided that Nobility's liability will not exceed the manufacturer's invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within one year after a home is sold to the dealer, and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale. Generally, repurchase is conditioned upon the dealer's insolvency. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. Nobility was not required to repurchase any homes during fiscal 2004, 2003 or 2002. For additional information, see Note 14 of "Notes to Consolidated Financial Statements." Nobility does not finance retail sales of new homes for customers of its independent dealers.

Nobility does not generally offer consigned inventory programs or other credit terms to its customers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, Nobility may offer extended terms to unrelated park dealers who do a high volume of business with Nobility. In order to stimulate sales, Nobility sells homes for display to selected manufactured home communities on special terms. The high visibility of Nobility's homes in such communities generates additional sales of its homes through such dealers.

Regulation
----------

The manufacture, distribution and sale of homes is subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development has adopted national construction and safety standards that have priority over existing state standards. In addition, HUD regulations require that manufactured homes be constructed to more stringent wind load and thermal standards. Compliance with these standards involves approval by a HUD approved engineering firm of engineering plans and specifications on all models. HUD's standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. In addition, some components of manufactured homes may also be subject to Consumer Product Safety Commission standards and recall requirements. Nobility also manufactures a small number of modular homes which are required to comply with the standard building code established by the Florida Department of Community Affairs.

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

Competition
-----------

The manufactured home industry is highly competitive. The initial investment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry in the business vary from state to state. The bond requirement for Florida is $50,000. Nobility competes directly with other manufacturers, some of whom are both considerably larger and possess greater financial resources than Nobility. Based on number of units sold, Nobility ranks 5th in the state of Florida out of the top 45 manufacturers selling manufactured homes in the state. Nobility estimates that of those 45 manufacturers approximately 15 manufacture homes of the same type as Nobility and compete in the same market area. Nobility believes that it is generally competitive with most of those manufacturers in terms of price, service, warranty and product performance.

According to statistics compiled by Statistical Surveys, Inc. from records on file with the State of Florida, Prestige has been one of the largest retail dealers of multi-section manufactured homes in Florida since 1994, based on number of home sales.

Employees
---------

As of January 14, 2005, Nobility had 228 full-time employees, including 72 employed by Prestige. Approximately 122 employees are factory personnel compared to approximately 109 in such positions a year ago, and 106 are in management, administrative, supervisory, sales and clerical positions (including 67 management and sales personnel employed by Prestige) compared to approximately 103 a year ago. In addition, Nobility employs part-time employees when necessary.

Nobility makes contributions toward employees' group health and life insurance and to the Nobility 401(k) plan. Nobility, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.

Item 2.         Properties
------          ----------

As of November 6, 2004, Nobility owned and operated two manufacturing plants:

                                                         Depreciated Cost of
                                                         Plant and Property at
Location                 Approximate Size                  November 6, 2004
--------                 ----------------          -----------------------------
Belleview, Florida        33,500 sq. ft.                     $584,918
Ocala, Florida(1)         72,000 sq ft.                     1,060,603

        1Nobility's Ocala facility is a 72,000 square foot plant is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility's corporate offices.

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

Item 4.           Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------

None

                                     PART II

Item 5.         Market for the Registrant's Common Equity and Related
------          -----------------------------------------------------
                Stockholder Matters and Issuer Repurchases of Equity Securities
                ---------------------------------------------------------------


Market Information
------------------

Nobility's common stock is listed on the Nasdaq National Market under the symbol NOBH. The following table shows the range of high and low sales prices for the common stock for each fiscal quarter of 2004 and 2003.

                                          Fiscal Year End
                   -------------------------------------------------------------
Fiscal                 November 6, 2004                    November 1, 2003
                       ----------------                    ----------------
Quarter            High               Low                High           Low
-------            ----               ---                ----           ---

  1st             $ 11.77          $ 11.75             $ 9.75          $ 8.52
  2nd               17.81            16.52               9.29            7.73
  3rd               20.71            20.41               9.92            7.75
  4th               22.20            19.95              10.50            8.79

Holders
-------

At January 28, 2005, the approximate number of holders of record of common stock was 214 (not including individual participants in security position listings).

Dividends
---------

The Board of Directors declared an annual cash dividend of $0.20 per common share for fiscal year 2004, payable January 14, 2005 to stockholders of record as of January 3, 2005. The Company paid an annual cash dividend of $0.10 per common share for fiscal year 2003, on January 12, 2004. The payment of future cash dividends is within the discretion of Nobility's board of directors and will depend, among other factors, on Nobility's earnings, capital requirements and operating and financial condition. During fiscal 2003 and 2002 no cash dividends were paid.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

The following table displays equity compensation plan information as of the fiscal year ended November 6, 2004. For further information, see Note 12 of "Notes to Consolidated Financial Statements."

                                                   Equity Compensation Plan Information

                                                                                          Number of securities remaining
                                                                                                     available
                              Number of securities to be         Weighted-average               for issuance under
                               issued upon exercise of          exercise price of            equity compensation plans
                                 outstanding options,          outstanding options,       (excluding securities reflected
                                 warrants and rights           warrants and rights                in column (a))
                                         (a)                            (b)                              (c)
     Equity
 compensation
 plans approved by
 security holders                      193,808                         $8.26                           301,192

      Equity
   compensation                         None
plans not approved
by security holders
                            -----------------------------    -----------------------    ----------------------------------
      Total                            193,808                         $8.26                           301,192


Issuer Purchases of Equity Securities
-------------------------------------

Nobility did not make any stock repurchases during fiscal 2004.

Recent Sales of Unregistered Securities
---------------------------------------

Nobility has not sold any securities within the past three years which were not registered under the Securities Act.

Item 6.           Selected Financial Data

The following table sets forth Selected Financial Data for each of Nobility's last five fiscal years. This information should be read in conjunction with Nobility's consolidated financial statements (including the related notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

                                                                  Years Ended(1)
----------------------------- --------------------------------------------------------------------------------------------
                                 November 6,       November 1,       November 2,      November 3,          November 4
                                   2004               2003             2002              2001                 2000
                                                              (In thousands except per share data)
                              --------------------------------------------------------------------------------------------
Total net sales                    $50,019           $39,229          $37,916           $30,288               $29,565
Income from
  operations                         6,201             4,078            3,930             3,000                 1,874
Other income                           832               656              880               913                 1,650
Net income                           4,633             3,079            3,135             2,478                 2,268
Weighted average shares
outstanding
     Basic                       4,016,797         3,996,424        4,107,748         4,200,863             4,610,220
     Diluted                     4,116,337         4,021,996        4,130,464         4,286,778             4,610,220
Earnings per  share
   Basic                             $1.15            $  .77           $  .76            $  .59                $  .49
   Diluted                            1.13               .77              .76               .58                   .49

Total assets                        39,975            32,705           27,496            25,741                23,843
Long term
  obligations                          -0-               -0-              -0-               -0-                   -0-
Stockholders'
  equity                            31,374            26,816           23,779            21,724                21,025
Cash dividends
  per common                         $0.10               -0-              -0-               -0-                   -0-
  share

Item 7.           Management's Discussion and Analysis of Financial Condition
------            ------------------------------------------------------------
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

Nobility has also aggressively targeted the retirement community market, which is made up of retirees moving to Florida and typically purchasing homes to be located on sites leased from park communities offering a variety of amenities. Sales are not limited by the presence of the Company's Prestige retail sales centers in this type of arrangement, as the retirement community sells homes only within their community.

Nobility sold 1,028 homes in fiscal 2004, of which 435 homes, representing sales of $12,029,893, were sold to independent dealers. Nobility sold 831 homes in fiscal 2003, of which 336 homes, representing sales of $8,427,790, were sold to independent dealers. Nobility sold 832 homes in fiscal 2002, of which 326 homes, representing sales of $7,808,696, were sold to independent dealers. The balance of Nobility sales in fiscal 2004, 2003 and 2002, representing 72.1%, 74.7% and 71.7% of net sales, respectively, were made on a retail basis through Prestige's retail centers.

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal 2004, 2003 and 2002, Nobility's product mix was affected by the number of "Special Edition" homes marketed by Prestige and by larger, more expensive multi-wide homes resulting from the availability of varied types of financing at competitive rates. Most family buyers today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement buyers who reside in the manufactured housing communities.

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

The year ended November 6, 2004 consisted of a fifty-three (53) week period and the years ended November 1, 2003 and November 2, 2002 consisted of a fifty-two
(52) week periods.

Results of Operation
--------------------

For fiscal years ended November 6, 2004, November 1, 2003 and November 2, 2002, results of operations are as follows. Net sales in fiscal 2004 were $50,018,542 compared to $39,229,156 in fiscal 2003 and $37,916,463 in fiscal 2002. Net sales increased 27.5% in fiscal 2004, 3.5% in fiscal 2003 and 25.2% in fiscal 2002 as compared to the prior year net sales. The increased sales in fiscal 2004 was primarily due to the 42.7% increase in sales to outside dealers coupled with an increase of 23.2% in Prestige same store revenues.

Management is optimistic for fiscal year 2005, convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent in the Company. With an improving economy, better consumer confidence, declining unemployment claims, and increasing but still low interest rates in 2005, management expects the demand for our homes to improve. Increased demand should also result from building replacement homes due to the recent hurricanes in Florida. In the near term we anticipate continued pressure on both sales and earnings resulting from continuous price increases in lumber and oriented strand board (OSB), sheetrock, steel and oil related products and services.

Combined industry-wide shipment of multi-section and single-section homes for the first ten months of calendar 2004 declined approximately 2% from the like period last year and declined 23% in calendar 2003 and 10% in calendar 2002. Florida combined industry shipments of multi-section homes and single-section homes in the first ten months of calendar 2004 increased approximately 9% from the like period last year and declined 6% in calendar 2003 and 2% in calendar 2002. Approximately 97% of Nobility's home sales are multi-section homes.

Gross profit as a percentage of net sales was 26.0% in fiscal 2004 compared to 25.2% in fiscal 2003 and 25.9% in fiscal 2002. The increase in gross profit, as a percentage of sales, in fiscal year 2004 was primarily due to a 27.5% increase in sales and an increase in the Company's lumber surcharge to off-set higher material costs, primarily in lumber and oriented strand board (OSB), sheetrock, steel and oil-rated products and services.

Selling, general and administrative expenses as a percent of net sales were 13.6% in fiscal 2004 compared to 14.8% in fiscal 2003 and 15.5% in fiscal 2002. The decrease in selling, general and administrative expenses, as a percent of net sales, resulted from the 27.5% increase in sales which had a significant impact on selling, general and administration expenses as a percentage because most of these expenses are fixed, except for compensation expenses.

The Company earned interest on cash equivalents and investments in the amount of $376,753 for fiscal 2004, $211,018 for fiscal 2003 and $196,026 for fiscal 2002.
The increased interest income was primarily due to a change in the investment portfolio to long-term marketable securities to obtain a higher yield. Nobility received payments from TLT, Inc. of $320,764 in fiscal 2002.

The Company earned from Majestic 21 $342,509 in fiscal 2004, $220,148 in fiscal 2003 and $291,081 in fiscal 2002. Income reported for Majestic 21 results from the Company's 50% share in the equity in the earnings of this joint venture. Income for the joint venture fluctuates due to higher amortization of prepaid finance charges on the portfolio. The Company believes that its historical loss experience has been favorable impacted by its ability to resell foreclosed/repossessed units through its network of retail sales centers. Majestic 21 is a financing joint venture accounted for under the equity method of accounting.

As a result of the factors discussed above, earnings for fiscal 2004 were $4,632,809 or $1.13 per diluted share compared to $3,078,479 or $.77 per diluted share for fiscal 2003 and $3,134,902 or $.76 per diluted share for fiscal 2002.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $14,588,332 at November 6, 2004 compared to $10,641,748 at November 1, 2003. Short and long-term investments were $9,119,424 at November 6, 2004 compared to $5,592,375 at November 1, 2003. Working capital was $16,483,939 at November 6, 2004 compared to $14,736,228 at November 1, 2003.
Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $6,908,557 at November 6, 2004 from $6,557,659 at November 1, 2003.

Nobility paid an annual cash dividend of $0.10 per common share for fiscal year 2003 on January 12, 2004 in the amount of $401,100.

Nobility did not repurchase any shares of its common stock during the fiscal year 2004, but repurchased in the open market 29,700 shares of its common stock for $260,158 during fiscal 2003.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At November 6, 2004 and November 1, 2003, there were no amounts outstanding under this agreement.

Consistent with normal practices, Nobility's operations are not expected to require significant capital expenditures during fiscal year 2005. Working capital requirements for any increase in the new home inventory for existing and any new retail sales centers will be met with internal sources.

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

Revenue Recognition

The Company recognizes revenue for its retail sales upon the occurrence of the following:

        o its receipt of a down payment (or with cash sales, its receipt of total payments),
        o       completion of the home,
        o       title having passed to the retail home buyer,
        o       funds having been deposited into the company's account,
        o the home having been delivered and set up at the retail home buyer's site, and
        o       completion of any other significant obligations.

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

Vendor Volume Rebates

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

Off-Balance Sheet Arrangements
------------------------------

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 6, 2004, we are not involved in any material unconsolidated SPE transactions.

Contractual Obligations
-----------------------

The impact of our contractual obligations as of November 6, 2004 is expected to have on our liquidity and cash flow in future periods is as follows:

                                                                    Payments Due By Period
                                                          -------------------------------------------
                                                              Total        Less Than      1-3 Years
                                                                             1 Year
                                                          -------------- --------------- ------------
           Operating lease obligations                      $277,000        $231,000       $46,000

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

We do not have any indebtedness as of November 6, 2004. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.


Item 8.         Consolidated Financial Statements and Supplementary Data
------          --------------------------------------------------------

Financial statements incorporated herein from Nobility's 2004 Annual Report to Shareholders are attached as Exhibit 13 and are listed at Part IV, Item 15(a), "Consolidated Financial Statements and Schedules."

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

Item 9A. Controls and Procedures
-------  -----------------------

Evaluation of Disclosure Controls and Procedures. The Company's Chief
Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 14c and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant
-------         --------------------------------------------------

Information concerning Nobility's directors is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2005 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 6, 2005.

The following table provides the names, ages and business experience for the past five years for each of Nobility's executive officers. Executive officers are each elected for one year terms.

Executive Officers
------------------

Terry E. Trexler (65)           Chairman of the Board and President; Mr. Trexler
                                is also President of TLT.

Thomas W. Trexler (41)          Executive Vice President and Chief Financial
                                Officer since December 1994 and a director since
                                February 1993; President of Prestige Insurance
                                Services, Inc. since August 1992;  President of
                                Prestige since June 1995 and Vice President from
                                1991 to June 1995; director of Prestige and Vice President and director of TLT since
                                September 1991.

Edward C. Sims (58)             Vice President of Engineering.

Jean Etheredge (59)             Secretary.

Lynn J. Cramer, Jr. (59)        Treasurer.

Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility's President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Under Section 16(a) of the Securities Exchange Act, a Form 4 reporting the acquisition or disposition of Company securities by an officer, director or 10% shareholder must be filed with the Securities and Exchange Commission no later than the second business day after the date on which the transaction occurred unless certain exceptions apply. Most transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of Nobility's fiscal year. Based on information provided by Nobility's directors and executive officers, during the fiscal year ended November 6, 2004, all required reports were filed when due except as follows:

On each of March 17, 2004, June 11, 2004 and September 15, 2004, 100 shares of restricted stock were granted to both Jean Etheredge and Lynn J. Cramer. Through inadvertence, the restricted stock grants were not reported on Form 4 within two business days. The original grants were reported in Form 4 filings on January 31, 2005.

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

Item 11. Executive Compensation
-------  ----------------------

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2005 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 6, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2005 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 6, 2005.

Item 13. Certain Relationships and Related Transactions
-------  ----------------------------------------------

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2005 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 6, 2005.

Item 14. Principal Accountant Fees and Services
-------  --------------------------------------

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2005 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 6, 2005.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------       ---------------------------------------------------------------

   (a)        Consolidated Financial Statements and Schedules:

              Report of Tedder, James, Worden & Associates, P.A.

              Consolidated Balance Sheets at November 6, 2004 and November 1,
              2003

              Consolidated Statements of Income for the Years Ended November 6, 2004, November 1, 2003 and November 2, 2002

              Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 6, 2003, November 1, 2003 and November 2, 2002

              Consolidated Statements of Cash Flows for the Years Ended November 6, 2004, November 1, 2003 and November 2, 2002

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

--------

         * Management Remuneration Plan.

                           Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

              13. Consolidated Financial Statements from 2004 Annual Report to hareholders.

              14.  Code of Ethics

              21.  Subsidiaries of Nobility.

              23.  Consent of Tedder, James, Worden & Associates, P.A.

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

                                        NOBILITY HOMES, INC.


 DATE:  February 2, 2005                By:  /s/ Terry E. Trexler
                                        ----------------------------------------
                                        Terry E. Trexler, Chairman,
                                        President and Chief Executive Officer


DATE:  February 2, 2005                 By:  /s/ Thomas W. Trexler
                                        ----------------------------------------
                                        Thomas W. Trexler, Executive Vice
                                        President, and Chief Executive Officer


DATE:  February 2, 2005                 By:  /s/ Lynn J. Cramer, Jr.
                                        ----------------------------------------
                                        Lynn J. Cramer, Jr., Treasurer
                                        and Principal Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:  February 2, 2005                 By:  /s/ Terry E. Trexler
                                        ----------------------------------------
                                        Terry E. Trexler, Director,


DATE:  February 2, 2005                 By:  /s/ Richard C. Barberie
                                        ----------------------------------------
                                        Richard C. Barberie, Director,


DATE:  February 2, 2005                 By:  /s/ Robert Holliday
                                        ----------------------------------------
                                        Robert Holiday, Director


DATE:  February 2, 2005                 By:  /s/ Robert P. Saltsman
                                        ----------------------------------------
                                        Robert P. Saltsman, Director,


DATE:  February 2, 2005                 By:  /s/ Thomas W. Trexler
                                        ----------------------------------------
                                        Thomas W. Trexler, Director,

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

              13. Consolidated Financial Statements from 2004 Annual Report to hareholders.

              14.  Code of Ethics

              21.  Subsidiaries of Nobility.

              23.  Consent of Tedder, James, Worden & Associates, P.A.

              31.  (a)     Written Statement of Chief Executive Officer
                           pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities
                           Exchange Act of 1934.

--------

  * Management Remuneration Plan.

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