Form 10-Q
period 2005-02-05
NOBILITY HOMES INC
filed 2005-03-18
CIK 72205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 5, 2005

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

The number of shares of the registrant's common stock, par value $0.10, outstanding as of March 16, 2005 was 4,039,132.

                              NOBILITY HOMES, INC.
                                      INDEX


                                                                           Page
                                                                          Number
PART I.       Financial Information

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets as of February 5, 2005 and
              November 6, 2004                                                3

              Consolidated Statements of Income and Comprehensive
              Income for the three months ended February 5, 2005 and
              January 31, 2004                                                4

              Consolidated Statements of Cash Flows for the
              three months ended February 5, 2005 and January 31, 2004        5

              Notes to Consolidated Financial Statements                      6

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition                             10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     12

Item 4.       Controls and Procedures                                        12

PART II.      Other Information

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds    13

Item 4.       Submission of Matters to a Vote of Security Holders            13

Item 6.       Exhibits and Reports on Form 8-K                               13

Signatures                                                                   14

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   February 5,          November 6,
                                                                                      2005                 2004
                                                                                 -----------------   ------------------
                                                                                   (Unaudited)
Assets
Current Assets:
       Cash and cash equivalents                                                  $    11,958,971      $    14,588,332
       Short-term investments                                                             815,113              777,042
       Accounts receivable - trade                                                      1,417,403            1,869,449
       Inventories                                                                      8,403,725            6,908,557
       Prepaid expenses and other current assets                                          806,712              397,179
       Deferred income taxes                                                              381,173              392,594
                                                                                   --------------       --------------

            Total current assets                                                       23,783,097           24,933,153

Property, plant and equipment, net                                                      3,655,030            3,265,042
Long-term investments                                                                   9,661,696            8,342,382
Other investments                                                                       1,530,591            1,446,012
Other assets                                                                            2,011,382            1,988,882
                                                                                   --------------       --------------
            Total assets                                                          $    40,641,796      $    39,975,471
                                                                                   ==============       ==============

Liabilities and stockholders' equity Current liabilities:
       Accounts payable                                                           $     1,523,455      $     1,494,163
       Accrued compensation                                                               815,319            1,031,819
       Accrued expenses and other current liabilities                                     866,329              977,848
       Income taxes payable                                                               492,738              617,737
       Customer deposits                                                                5,120,566            4,327,647
                                                                                   --------------       --------------
            Total current liabilities                                                   8,818,407            8,449,214

Deferred income taxes                                                                     152,630              152,630
                                                                                   --------------       --------------
            Total liabilities                                                           8,971,037            8,601,844
                                                                                   --------------       --------------

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                         -                    -
     Common stock, $.10 par value, 10,000,000
         shares authorized;  5,364,907 shares issued                                      536,491              536,491
     Additional paid in capital                                                         8,709,585            8,719,130
     Retained earnings                                                                 29,997,025           29,732,071
     Accumulated other comprehensive income                                               104,438               77,788
     Less treasury stock at cost, 1,325,775 and
          1,334,361 shares, respectively, in 2005 and 2004                             (7,676,780)          (7,691,853)
                                                                                   --------------       --------------
            Total stockholders' equity                                                 31,670,759           31,373,627
                                                                                   --------------       --------------
            Total liabilities and stockholders' equity                            $    40,641,796      $    39,975,471
                                                                                   ==============       ==============

   The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                              February 5,          January 31,
                                                                                 2005                 2004
                                                                           ------------------    ----------------

Net sales                                                                      $  11,511,134       $  10,198,241

Cost of goods sold                                                                (8,299,701)         (7,611,701)
                                                                                ------------        ------------

       Gross profit                                                                3,211,433           2,586,540

Selling, general and administrative expenses                                      (1,792,870)         (1,584,529)
                                                                                ------------        ------------

       Operating income                                                            1,418,563           1,002,011
                                                                                ------------        ------------

Other income:
     Interest income                                                                 128,118              88,461
     Undistributed earnings in joint venture -  Majestic 21                           84,579              71,002
     Miscellaneous income                                                              1,520              29,407
                                                                                ------------        ------------
                                                                                     214,217             188,870
                                                                                ------------        ------------

Income before provision for income taxes                                           1,632,780           1,190,881

Provision for income taxes                                                          (560,000)           (407,000)
                                                                                ------------        ------------

       Net income                                                                  1,072,780             783,881

Other comprehensive income, net of tax:
     Unrealized investment gain                                                       26,650              19,076
                                                                                ------------        ------------

     Comprehensive income                                                      $   1,099,430       $     802,957
                                                                                ============        ============

Average shares outstanding
     Basic                                                                         4,034,994           4,010,255
     Diluted                                                                       4,147,145           4,063,875

Earnings per share
     Basic                                                                     $        0.27       $        0.19
     Diluted                                                                   $        0.26       $        0.19

Cash dividends paid per common share                                           $        0.20       $        0.10

   The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                 ------------------
                                                                                          February 5,          January 31,
                                                                                              2005                2004
                                                                                        -----------------    ----------------
Cash flows from operating activities:
    Net income                                                                            $    1,072,780       $     783,881
    Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
         Depreciation                                                                             70,124              57,759
         Undistributed earnings in joint venture - Majestic 21                                   (84,579)            (71,002)
         Increase in cash surrender value of life insurance                                      (22,500)            (21,001)
         Payment of employee expense with treasury stock                                           2,000                   -
         Decrease (increase) in:
           Accounts receivable - trade                                                           452,046           1,281,359
           Inventories                                                                        (1,495,168)           (874,017)
           Prepaid expenses and other current assets                                            (409,533)           (328,191)
         (Decrease) increase in:
           Accounts payable                                                                       29,292            (407,225)
           Accrued compensation                                                                 (216,500)            (11,986)
           Accrued expenses and other current liabilities                                       (111,519)           (296,290)
           Income taxes payable                                                                 (124,999)           (243,000)
           Customer deposits                                                                     792,919             282,277
                                                                                           -------------        ------------
    Net cash (used in) provided by operating activities                                          (45,637)            152,564
                                                                                           -------------        ------------

Cash flows from investing activities:
    Purchase of investments                                                                   (1,319,314)           (487,777)
    Purchase of property, plant and equipment                                                   (460,112)           (204,539)
                                                                                           -------------        ------------
    Net cash used in investing activities                                                     (1,779,426)           (692,316)
                                                                                           -------------        ------------

Cash flows from financing activities:
    Payment of cash dividends                                                                   (807,826)           (401,100)
    Proceeds from repayment of receivable from officer                                                 -             597,024
    Proceeds from exercise of employee stock options                                             103,528               7,630
    Purchase of treasury stock                                                                  (100,000)                  -
                                                                                           -------------        ------------
    Net cash (used in) provided by financing activities                                         (804,298)            203,554
                                                                                           -------------        ------------

Decrease in cash and cash equivalents                                                         (2,629,361)           (336,198)

Cash and cash equivalents at beginning of quarter                                             14,588,332          10,641,748
                                                                                           -------------        ------------

Cash and cash equivalents at end of quarter                                               $   11,958,971       $  10,305,550
                                                                                           =============        ============

Supplemental disclosure of cash flow information

    Interest paid                                                                         $            -       $           -
                                                                                           =============        ============
    Income taxes paid                                                                     $      685,000       $     650,000
                                                                                           =============        ============

   The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation
        ---------------------

The accompanying unaudited consolidated financial statements for the three months ended February 5, 2005 and January 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended February 5, 2005 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 6, 2004 Annual Report on Form 10-K.

2.      Inventories
        -----------

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at February 5, 2005 and November 6, 2004 are summarized as follows:

                                           February 5,           November 6,
                                               2005                 2004
                                         -----------------     ----------------
                                           (Unaudited)

Raw materials                             $      944,754         $    818,762
Work-in-process                                  109,892              126,169
Finished homes                                 6,836,963            5,597,646
Pre-owned manufactured homes                     392,339              240,833
Model home furniture and other                   119,777              125,147
                                         -----------------     ----------------
                                          $    8,403,725         $  6,908,557
                                         =================     ================

3.      Accounting for Stock Based Compensation
        ---------------------------------------

At February 5, 2005, the Company had a stock incentive plan (the "Plan"), which authorizes the issuance of options to purchase common stock. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but accounts for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                                         Three Months Ended
                                                                         ------------------
                                                                   February 5,         January 31,
                                                                     2005                 2004
                                                                   -----------         -----------

        Net Income, as reported                                  $   1,072,780         $   783,881

        Deduct:  Total stock-based employee
        compensation determined under fair value based
        method for all awards, net of related tax effects               (5,263)             (4,988)
                                                                  ------------          ----------

        Pro forma net income                                     $   1,067,517         $   778,893
                                                                  ============          ==========

        Earnings per share
               Basic - as reported                               $        0.27         $      0.19
               Basic - pro forma                                 $        0.27         $      0.19

        Earnings per share
               Diluted - as reported                             $        0.26         $      0.19
               Diluted - pro forma                               $        0.26         $      0.19

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.      Earnings Per Share
        ------------------

                                                                         Three Months Ended
                                                                         ------------------
                                                                   February 5,       January 31,
                                                                      2005              2004
                                                                 ---------------   ---------------

      Net income                                                 $   1,072,780       $   783,881
                                                                  ============        ==========
      Weighted average shares outstanding:
           Basic                                                     4,034,994         4,010,255
           Add:  common stock equivalents                              112,151            53,620
                                                                  ------------        ----------

           Diluted                                                   4,147,145         4,063,875
                                                                  ============        ==========
      Earnings per share:
           Basic                                                 $        0.27       $      0.19
                                                                  ============        ==========
           Diluted                                               $        0.26       $      0.19
                                                                  ============        ==========

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

Revenue Recognition
The Company recognizes revenue for the majority of retail sales upon the occurrence of all the following:
        o its receipt of a down payment (or with cash sales, its receipt of total payments),
        o       construction of the home is complete,
        o       title having passed to the retail home buyer,
        o       funds having been deposited into the Company's account,
        o the home having been delivered and set up at the retail home buyer's site, and
        o       completion of any other significant obligations.

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

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.      Recent Accounting Pronouncements
        --------------------------------

In November 2004, the FASB issued SFAS 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 ("FAS 151"). FAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, ("FAS 123R"), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. The provisions of FAS 123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations.

                              NOBILITY HOMES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
---------------------

         For the quarters ended February 5, 2005 and January 31, 2004, results of operations are as follows. Total net sales in first quarter 2005 increased 13% to $11,511,134 compared to $10,198,241 in the first quarter of 2004. The increased sales in first quarter of 2005 were primarily due to the increase in Prestige same store revenues. First quarter sales of fiscal 2005, historically our weakest quarter, were adversely impacted by tight retail credit standards, high, although improving unemployment and uncertain economic conditions present in the country. Although Nobility continues to out-perform the industry, in the near term we anticipate continued pressure on both sales and earnings resulting from these factors, plus volatile pricing in lumber, OSB, sheetrock, steel and oil related products and services. Overall, most construction materials have increased or fluctuated widely in price over the past year with little price stability in sight. With an improving economy, declining unemployment claims, and increasing but still low interest rates in 2005, management expects the demand for our homes to improve. Increased demand should also result from building replacement homes due to the hurricanes.

Gross profit as a percentage of net sales was 27.9% in first quarter 2005 compared to 25.4% in first quarter 2004. The increase in gross profit, as a percentage of sales, in first quarter 2005 was primarily due to increased gross profits from the Prestige retail operation.

Selling, general and administrative expenses as a percent of net sales were 15.6% in first quarter of 2005 compared to 15.5% in the first quarter of 2004.

Other income for the first quarter of 2005 was $214,217 of which $128,118 was from interest on cash equivalents and investments and $84,579 was from Nobility's equity in the earnings from the Majestic 21 joint venture. In the first quarter of 2004 other income was $188,870 of which $88,461 was from interest on cash equivalents and investments and $71,002 was from Nobility's equity in the earnings from the Majestic 21 joint venture. The increase in interest income was primarily due to a change in the investment portfolio to long-term marketable securities to obtain a higher yield. Income reported for Majestic 21 results from the Company's 50% share in the equity in the earnings of this joint venture. Majestic 21 is a financing joint venture accounted for under the equity method of accounting. Income for the joint venture fluctuated due to higher amortization of prepaid finance charges on the portfolio. The Company believes that its historical loss experience for this portfolio has been favorably impacted by its ability to resell foreclosed/repossessed homes through its network of retail sales centers.

As a result of the factors discussed above, earnings for the first quarter of 2005 were $1,072,780 or $.26 per diluted share compared to $783,881 or $.19 per diluted share for the first quarter 2004.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $11,958,971 at February 5, 2005 compared to $14,588,332 at November 6, 2004. Short and long-term investments were $10,476,809 at February 5, 2005 compared to $9,119,424 at November 6, 2004.
Working capital was $14,964,690 at February 5, 2005 as compared to $16,483,939 at November 6, 2004. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $8,403,725 at February 5, 2005, from $6,908,557 at November 6, 2004 primarily due to an increase in the number of Prestige retail homes in various stages of completion on customers' home sites. Accounts receivable trade decreased $452,046 to $1,417,403 at February 5, 2005 from $1,869,449 at November 6, 2004

Nobility paid an annual cash dividend of $0.20 per common share for fiscal year 2004 on January 14, 2005 in the amount of $807,826. On January 12, 2004 the Company paid an annual cash dividend of $0.10 per common share for fiscal year 2003 in the amount of $401,100.

In January 2005, the Company purchased land for a new Prestige retail sales center in Punta Gorda, Florida for a purchase price of $350,000.

                              NOBILITY HOMES, INC.

Nobility repurchased in the open market 5,000 of its common stock for $100,000 during first quarter of 2005.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At February 5, 2005 and November 6, 2004, there were no amounts outstanding under this agreement.

Consistent with normal practices, Nobility's operations are not expected to require significant capital expenditures during fiscal 2005. Working capital requirements for any increase in the new home inventory for existing and any new retail sales centers will be met with internal sources.

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

Revenue Recognition
The Company recognizes revenue for the majority of retail sales upon the occurrence of all the following:
        o its receipt of a down payment (or with cash sales, its receipt of total payments),
        o       construction of the home is complete,
        o       title having passed to the retail home buyer,
        o       funds having been deposited into the Company's account,
        o the home having been delivered and set up at the retail home buyer's site, and
        o       completion of any other significant obligations.

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

We do not have any indebtedness as of February 5, 2005. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.  Controls and Procedures

   a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of February 5, 2005 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act. Since the Evaluation Date there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                    Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1,  Item 3 and Item 5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects stock repurchases made by the Company during the quarter ended February 5, 2005:

                                          Issuer Repurchases of Securities

                                                                                                Maximum Number (or
                                                                            Total Number of     Approximate $ Value)
                                                                          Shares Purchased as    of Shares that May
                                                                           Part of Publicly       Yet Be Purchased
                             Total Number of      Average Price Paid      Announced Plans or     Under the Plans or
         Period             Shares Purchased           Per Share               Programs              Programs(2)
         ------             ----------------           ---------               --------              -----------

November 7,
2004-December 4, 2004           5,000(1)                 $20.00                  5,000                 100,000

December 5, 2004 -
January 1, 2005                    --                      --                     --                   100,000

January 2, 2005 -
February 5, 2005                   --                      --                     --                   100,000

-----------------
(1) Shares repurchased by the Company in open-market transactions.
(2) Since 1999, the Company's board of directors has authorized a share repurchase program that permits the Company to repurchase 100,000 shares of its common stock, subject to compliance with applicable legal restrictions and so long as the repurchases would not have the effect of causing the Company's common stock to be delisted from trading. Until revoked, the share repurchase limit is automatically reset at 100,000 shares after any repurchases are made under the program.


Item 4.  Submission of Matters to a Vote of Security Holders
        a. The annual Meeting of the Shareholders was held on March 4, 2005. The only matter to come before the meeting was the election of directors.
        b. The vote to elect a board of five directors was as follows:

                               For         Against       Abstain       Not Voted
                               ---         -------       -------       ---------
Terry E. Trexler            3,811,361         0          40,367         187,404
Richard C. Barberie         3,811,361         0          40,367         187,404
Robert P. Holliday          3,811,361         0          40,367         187,404
Robert P. Saltsman          3,811,361         0          40,367         187,404
Thomas W. Trexler           3,811,361         0          40,367         187,404


Item 6.  Exhibits

31.      (a)      Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act and Rule 13a-15(e) or
                  15d-15(e) under the Securities Exchange Act of 1934

         (b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934

32.      (a)      Written Statement of Chief Executive Officer Pursuant to 18
                  U.S.C. ss.1350

         (b) Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. ss.1350

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOBILITY HOMES, INC.


 DATE:  March 16, 2005                  By:  /s/ Terry E. Trexler
                                        ----------------------------------------
                                        Terry E. Trexler, Chairman,
                                        President and Chief Executive Officer


DATE:  March 16, 2005                   By:  /s/ Thomas W. Trexler
                                        ----------------------------------------
                                        Thomas W. Trexler, Executive Vice
                                        President, and Chief Financial Officer


DATE:  March 16, 2005                   By:  /s/ Lynn J. Cramer, Jr.
                                        ----------------------------------------
                                        Lynn J. Cramer, Jr., Treasurer
                                        and Principal Accounting Officer