Form 10-Q
period 2005-05-07
NOBILITY HOMES INC
filed 2005-06-17
CIK 72205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 7, 2005

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

The number of shares of the registrant's common stock, par value $0.10, outstanding as of June 21, 2005 was 4,040,682.

                              NOBILITY HOMES, INC.
                                      INDEX


                                                                           Page
                                                                          Number

PART I.        Financial Information

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets as of May 7, 2005 and
               November 6, 2004                                               3

               Consolidated Statements of Income and Comprehensive
               Income for the three and six months ended May 7, 2005
               and May 1, 2004                                                4

               Consolidated Statements of Cash Flows for the six months
               ended May 7, 2005 and May 1, 2004                              5

               Notes to Consolidated Financial Statements                     6

Item 2.        Management's Discussion and Analysis of Results of
               Operations and Financial Condition                            10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    12

Item 4.        Controls and Procedures                                       12

PART II.       Other Information

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds   13

Item 6.       Exhibits and Reports on Form 8-K                               13

Signatures                                                                   14

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  May 7,                November 6,
                                                                                   2005                    2004
                                                                             -----------------       ------------------
                                                                               (Unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                 $  11,693,731         $  14,588,332
      Short-term investments                                                          332,607               777,042
      Accounts receivable - trade                                                   1,293,740             1,869,449
      Inventories                                                                   8,781,616             6,908,557
      Prepaid expenses and other current assets                                       680,072               397,179
      Deferred income taxes                                                           375,925               392,594
                                                                                 ------------          ------------

           Total current assets                                                    23,157,691            24,933,153

Property, plant and equipment, net                                                  3,778,276             3,265,042
Long-term investments                                                              11,897,291             8,342,382
Other investments                                                                   1,632,946             1,446,012
Other assets                                                                        2,033,882             1,988,882
                                                                                 ------------          ------------
           Total assets                                                         $  42,500,086         $  39,975,471
                                                                                 ============          ============

Liabilities and stockholders' equity Current liabilities:
      Accounts payable                                                          $   1,386,389         $   1,494,163
      Accrued compensation                                                          1,189,514             1,031,819
      Accrued expenses and other current liabilities                                1,071,775               977,848
      Income taxes payable                                                            114,737               617,737
      Customer deposits                                                             5,520,534             4,327,647
                                                                                 ------------          ------------
           Total current liabilities                                                9,282,949             8,449,214

Deferred income taxes                                                                 152,630               152,630
                                                                                 ------------          ------------
           Total liabilities                                                        9,435,579             8,601,844
                                                                                 ------------          ------------

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                     -                     -
     Common stock, $.10 par value, 10,000,000
         shares authorized;  5,364,907 shares issued                                  536,491               536,491
     Additional paid in capital                                                     8,702,957             8,719,130
     Retained earnings                                                             31,689,027            29,732,071
     Accumulated other comprehensive income                                           116,684                77,788
     Less treasury stock at cost, 1,334,225 and
          1,334,361 shares, respectively, in 2005 and 2004                         (7,980,652)           (7,691,853)
                                                                                 ------------          ------------
           Total stockholders' equity                                              33,064,507            31,373,627
                                                                                 ------------          ------------
           Total liabilities and stockholders' equity                           $  42,500,086         $  39,975,471
                                                                                 ============          ============

    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                   Three Months Ended                    Six Months Ended
                                                                   ------------------                    ----------------
                                                                May 7,             May 1,             May 7,            May 1,
                                                                 2005               2004               2005              2004
                                                           ------------------ -----------------  ----------------- -----------------
Net sales                                                   $  15,529,132      $ 13,112,600      $  27,040,266     $  23,310,841

Cost of goods sold                                            (10,960,299)       (9,778,658)       (19,260,000)      (17,390,359)
                                                             ------------       -----------       ------------      ------------

        Gross profit                                            4,568,833         3,333,942          7,780,266         5,920,482

Selling, general and administrative expenses                   (2,206,848)       (1,730,108)        (3,999,718)       (3,314,637)
                                                             ------------       -----------       ------------      ------------

        Operating income                                        2,361,985         1,603,834          3,780,548         2,605,845
                                                             ------------       -----------       ------------      ------------

Other income:
     Interest income                                              135,491            77,970            263,609           166,431
     Undistributed earnings in joint venture -
          Majestic 21                                             102,355           100,063            186,934           171,065
     Miscellaneous income                                           9,171             3,490             10,691            32,897
                                                             ------------       -----------       ------------      ------------
                                                                  247,017           181,523            461,234           370,393
                                                             ------------       -----------       ------------      ------------

Income before provision for income taxes                        2,609,002         1,785,357          4,241,782         2,976,238

Provision for income taxes                                       (917,000)         (632,000)        (1,477,000)       (1,039,000)
                                                             ------------       -----------       ------------      ------------

        Net income                                              1,692,002         1,153,357          2,764,782         1,937,238

Other comprehensive income, net of tax:
     Unrealized investment gain                                    12,246             1,727             38,896            20,803
                                                             ------------       -----------       ------------      ------------

     Comprehensive income                                   $   1,704,248      $  1,155,084      $   2,803,678     $   1,958,041
                                                             ============       ===========       ============      ===========

Average shares outstanding
     Basic                                                      4,034,240         4,013,963          4,034,617         4,012,335
     Diluted                                                    4,145,603         4,103,980          4,146,093         4,086,440

Earnings per share
     Basic                                                  $        0.42      $       0.29      $        0.69     $        0.48
     Diluted                                                $        0.41      $       0.28      $        0.67     $        0.47

Cash dividends paid per common share                        $           -      $          -      $        0.20     $        0.10

    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                          ----------------
                                                                                     May 7,               May 1,
                                                                                      2005                 2004
                                                                                -----------------    -----------------
Cash flows from operating activities:
     Net income                                                                 $      2,764,782      $     1,937,238
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                    135,662              115,525
         Undistributed earnings in joint venture - Majestic 21                          (186,934)            (171,265)
         Increase in cash surrender value of life insurance                              (45,000)             (66,001)
         Payment of employee expense with treasury stock                                   2,000                    -
         Decrease (increase) in:
           Accounts receivable - trade                                                   575,709              587,798
           Inventories                                                                (1,873,059)          (1,150,133)
           Prepaid expenses and other current assets                                    (282,893)             (50,996)
         (Decrease) increase in:
           Accounts payable                                                             (107,774)             (48,542)
           Accrued compensation                                                          157,695             (192,015)
           Accrued expenses and other current liabilities                                 93,927              171,615
           Income taxes payable                                                         (503,000)            (448,500)
           Customer deposits                                                           1,192,887              511,973
                                                                                 ---------------       --------------
     Net cash provided by operating activities                                         1,924,002            1,196,697
                                                                                 ---------------       --------------

Cash flows from investing activities:
     Purchase of investments                                                          (3,554,909)          (1,906,621)
     Proceeds from maturity of short-term investments                                    500,000                    -
     Purchase of property, plant and equipment                                          (648,896)            (322,851)
                                                                                 ---------------       --------------
     Net cash used in investing activities                                            (3,703,805)          (2,229,472)
                                                                                 ---------------       --------------

Cash flows from financing activities:
     Payment of cash dividends                                                          (807,826)            (401,100)
     Proceeds from repayment of receivable from officer                                        -              597,024
     Proceeds from exercise of employee stock options                                    187,953              102,215
     Purchase of treasury stock                                                         (494,925)                   -
                                                                                 ---------------                    -
     Net cash (used in) provided by financing activities                              (1,114,798)             298,139
                                                                                 ---------------       --------------

Decrease in cash and cash equivalents                                                 (2,894,601)            (734,636)

Cash and cash equivalents at beginning of year                                        14,588,332           10,641,748
                                                                                 ---------------       --------------

Cash and cash equivalents at end of quarter                                     $     11,693,731      $     9,907,112
                                                                                 ===============       ==============

Supplemental disclosure of cash flow information

     Interest paid                                                              $              -      $             -
                                                                                 ===============       ==============
     Income taxes paid                                                          $      1,980,000      $     1,487,500
                                                                                 ===============       ==============

    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements for the three and six months ended May 7, 2005 and May 1, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 7, 2005 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 6, 2004 Annual Report on Form 10-K.

2.       Inventories
         -----------

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at May 7, 2005 and November 6, 2004 are summarized as follows:


                                              May 7,             November 6,
                                               2005                 2004
                                         -----------------     ----------------
                                           (Unaudited)

Raw materials                               $    883,360         $    818,762
Work-in-process                                  120,258              126,169
Finished homes                                 7,373,008            5,597,646
Pre-owned manufactured homes                     297,383              240,833
Model home furniture and other                   107,607              125,147
                                         -----------------     ----------------
                                            $  8,781,616         $  6,908,557
                                         =================     ================

3.       Accounting for Stock Based Compensation
         ---------------------------------------

     At May 7, 2005, the Company had a stock incentive plan (the "Plan"), which authorizes the issuance of options to purchase common stock. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                              Three Months Ended                     Six Months Ended
                                                              ------------------                     ----------------
                                                           May 7,             May 1,             May 7,            May 1,
                                                            2005               2004               2005              2004
                                                            ----               ----               ----              ----

Net income, as reported                                $   1,692,002     $   1,153,357     $    2,764,782    $    1,937,238

Deduct:  Total stock-based employee
compensation determined under fair value
based method for all awards, net of related
tax effects                                                   (5,263)           (4,988)           (10,526)           (9,976)
                                                        ------------      ------------      -------------     -------------

Pro forma net income                                   $   1,686,739     $   1,148,369     $    2,754,256    $    1,927,262
                                                        ============      ============      =============     =============

Earnings per share
           Basic - as reported                         $        0.42     $        0.29     $         0.69    $         0.48
           Basic - pro forma                           $        0.42     $        0.29     $         0.68    $         0.48

Earnings per share
           Diluted - as reported                       $        0.41     $        0.28     $         0.67    $         0.47
           Diluted - pro forma                         $        0.41     $        0.28     $         0.66    $         0.47

4.       Earnings Per Share
         ------------------

                                                             Three Months Ended                     Six Months Ended
                                                             ------------------                     ----------------
                                                           May 7,            May 1,             May 7,            May 1,
                                                            2005              2004               2005              2004
                                                      -----------------  ---------------   -----------------  ----------------

      Net income                                       $   1,692,002     $   1,153,357     $    2,764,782    $    1,937,238
                                                        ============      ============      =============     =============

      Weighted average shares outstanding:
           Basic                                           4,034,240         4,013,963          4,034,617         4,012,335
           Add:  common stock equivalents                    111,363            90,017            111,476            74,105
                                                        ------------      ------------      -------------     -------------

           Diluted                                         4,145,603         4,103,980          4,146,093         4,086,440
                                                        ============      ============      =============     =============

      Earnings per share:
           Basic                                       $        0.42     $        0.29     $         0.69    $         0.48
                                                        ============      ============      =============     =============
           Diluted                                     $        0.41     $        0.28     $         0.67    $         0.47
                                                        ============      ============      =============     =============


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

The Company recognizes sales to independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligations to set up the home or to complete any other significant obligations.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, ("FAS 123R"), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. The provisions of FAS 123R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations.

Item 2. Managements Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
---------------------

         For the three and six month periods ended May 7, 2005 and May 1, 2004, results of operations are as follows. Total net sales in second quarter 2005 increased 18% to $15,529,132 compared to $13,112,600 in the second quarter 2004. Total net sales for the first six months of 2005 increased 16% to $27,040,266 compared to $23,310,841 for the first six months of 2004. The increased sales in 2005 were primarily due to the increase in Prestige same store sales. Second quarter sales of fiscal 2005, although a record quarter, continued to be adversely impacted by tight retail credit standards, high, although improving unemployment and uncertain economic conditions present in the country. Although Nobility continues to out-perform the manufactured housing industry, in the near term we anticipate continued pressure on both sales and earnings resulting from these factors, plus volatile pricing in lumber, OSB, sheetrock, steel and oil related products and services. Overall, most construction materials have increased or fluctuated widely in price over the past year with little price stability in sight. With an improving economy, declining unemployment claims, and increasing but still low interest rates in 2005, management expects the demand for our homes to improve. Increased demand should also result from building replacement homes due to last year's hurricanes.

Gross profit as a percentage of net sales was 29.4% in second quarter 2005 compared to 25.4% in second quarter 2004 and was 28.8% for the first six months of 2005 compared to 25.4% for the first six months of 2004. The increase in gross profit, as a percentage of sales, in 2005 was primarily due to increased gross profits from the Prestige retail operation.

Selling, general and administrative expenses as a percent of net sales was 14.2% in second quarter of 2005 compared to 13.2% in the second quarter of 2004 and was 14.8% for the first six months of 2005 compared to 14.2% for the first six months of 2004. The increase in selling, general and administrative expenses resulted from the increase in accrued compensation expenses directly related to the increased sales.

Other income for the second quarter of 2005 was $247,017 of which $135,491 was from interest on cash equivalents and investments and $102,355 was from Nobility's equity in the earnings from the Majestic 21 joint venture. In the second quarter of 2004, other income was $181,523 of which $77,970 was from interest on cash equivalents and investments and $100,063 was from Nobility's equity in the earnings from the Majestic 21 joint venture. For the first six months of 2005, other income was $461,234 of which $263,609 was from interest on cash equivalents and investments and $186,934 was from Nobility's equity in the earnings from the Majestic 21 joint venture. For the six months of 2004, other income was $370,393 of which $166,431 was from interest on cash equivalents and investments and $171,065 was from Nobility's equity in the earnings from the Majestic 21 joint venture. The increase in interest income was primarily due to a change in the investment portfolio to long-term marketable securities to obtain a higher yield and a higher rate on the floating rate investments. Income reported for Majestic 21 results from the Company's 50% share in the equity in the earnings of this joint venture. Majestic 21 is a financing joint venture accounted for under the equity method of accounting. Income for the joint venture fluctuated due to higher amortization of prepaid finance charges on the portfolio. The Company believes that its historical loss experience for this portfolio has been favorably impacted by its ability to resell foreclosed/repossessed homes through its network of retail sales centers.

As a result of the factors discussed above, net income for the second quarter of 2005 was $1,692,002 or $0.41 per diluted share compared to $1,153,357 or $0.28 per diluted share for the second quarter 2004. For the first six months of 2005, net income was $2,764,782 or $0.67 per diluted share as compared to $1,937,238 or $0.47 per diluted share for the first six months of 2004.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $11,693,731 at May 7, 2005 compared to $14,588,332 at November 6, 2004. Short and long-term investments were $12,229,898 at May 7, 2005 compared to $9,119,424 at November 6, 2004. Working capital was $13,874,742 at May 7, 2005 as compared to $16,483,939 at November 6, 2004. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $8,781,616 at May 7, 2005, from $6,908,557 at November 6, 2004 primarily due to an increase in the number of homes in inventory at the Prestige retail sales centers, and an increase in the number of Prestige retail homes in various stages of completion on customer's home sites. Accounts receivable trade decreased $575,709 to $1,293,740 at May 7, 2005 from $1,869,449 at November 6,
2004.

Nobility paid an annual cash dividend of $0.20 per common share for fiscal year 2004 on January 14, 2005 in the amount of $807,826. On January 12, 2004, the Company paid an annual cash dividend of $0.10 per common share for fiscal year 2003 in the amount of $401,100.

In January 2005, the Company purchased land for a new Prestige retail sales center in Punta Gorda, Florida in the amount $350,000.

Nobility repurchased in the open market 24,200 of its common stock for $494,925 during the first six months of 2005.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At May 7, 2005 and November 6, 2004, there were no amounts outstanding under this revolving credit agreement.

Consistent with normal practices, Nobility's operations are not expected to require significant capital expenditures during the remainder of fiscal 2005. Working capital requirements for any increase in the new home inventory for existing and any new retail sales centers will be met with internal sources.

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

The Company recognizes sales to independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligations to set up the home or to complete any other significant obligations.

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

We do not have any indebtedness as of May 7, 2005. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of May 7, 2005 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act. There have been no changes in the Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financing reporting.

                    Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Item 3 through Item 5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects stock repurchases made by the Company during the quarter ended May 7, 2005:

                                          Issuer Repurchases of Securities
                                                                                                 Maximum Number (or
                                                                            Total Number of      Approximate $ Value)
                                                                          Shares Purchased as    of Shares that May
                                                                           Part of Publicly       Yet Be Purchased
                             Total Number of      Average Price Paid      Announced Plans or     Under the Plans or
         Period             Shares Purchased           Per Share               Programs              Programs(2)
         ------             ----------------           ---------               --------              -----------
February 6, 2005
-- March 5, 2005                   --                      --                     --                   100,000

March 6, 2005 -
April 5, 2005                   5,500(1)                 $21.45                  5,500                 100,000

April 6, 2005 -
May 7, 2005                    13,700(1)                  20.22                 13,700                 100,000

-----------------
(1) Shares repurchased by the Company in open-market transactions.
(2) Since 1999, the Company's board of directors has authorized a share repurchase program that permits the Company to repurchase 100,000 shares of its common stock, subject to compliance with applicable legal restrictions and so long as the repurchases would not have the effect of causing the Company's common stock to be delisted from trading. Until revoked, the share repurchase limit is automatically reset at 100,000 shares after any repurchases are made under the share repurchase program.

Item 6.  Exhibits

31.      (a)      Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or
                  15d-14(a) under the Securities Exchange Act of 1934

         (b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.      (a)      Written Statement of Chief Executive Officer Pursuant to 18
                  U.S.C. ss.1350

         (b) Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. ss.1350

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOBILITY HOMES, INC.


 DATE:  June 16, 2005                   By:  /s/ Terry E. Trexler
                                        ----------------------------------------
                                        Terry E. Trexler, Chairman,
                                        President and Chief Executive Officer


DATE:  June 16, 2005                    By:  /s/ Thomas W. Trexler
                                        ----------------------------------------
                                        Thomas W. Trexler, Executive Vice
                                        President, and Chief Financial Officer


DATE:  June 16, 2005                    By:  /s/ Lynn J. Cramer, Jr.
                                        ----------------------------------------
                                        Lynn J. Cramer, Jr., Treasurer
                                        and Principal Accounting Officer