Form 10-Q
period 2005-08-06
NOBILITY HOMES INC
filed 2005-09-20
CIK 72205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 6, 2005

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

       Indicate by check mark whether the registrant is an accelerated filer(as
       defined in Rule 12b-2 of the Exchange Act).  Yes        ; No     X.

       Indicate by check mark whether the registrant is a shell company (as
       defined in Rule 12b-2 of the Exchange Act).  Yes       ; No    X.

       The number of shares of the registrant's common stock, par value $0.10, outstanding as of September 20, 2005 was 4,057,817.

                              NOBILITY HOMES, INC.
                                      INDEX


                                                                           Page
                                                                          Number
 PART I.
               Financial Information
 Item 1.
               Financial Statements (Unaudited)

               Consolidated Balance Sheets as of August 6, 2005 and
               November 6, 2004                                               3

               Consolidated Statements of Income and Comprehensive
               Income for the three and nine months ended August 6,
               2005 and July 31, 2004                                         4

               Consolidated Statements of Cash Flows for the nine months
               ended August 6, 2005 and July 31, 2004                         5

               Notes to Consolidated Financial Statements                     6

 Item 2.       Management's Discussion and Analysis of Results of
               Operations and Financial Condition                            10

 Item 3.       Quantitative and Qualitative Disclosures About Market Risk    12

 Item 4.       Controls and Procedures                                       12

 PART II.      Other Information

 Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds   13

 Item 6.       Exhibits                                                      13

Signatures                                                                   14

                              NOBILITY HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  August 6,             November 6,
                                                                                    2005                   2004
                                                                                 (Unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                 $  10,978,105         $  14,588,332
      Short-term investments                                                          364,399               777,042
      Accounts receivable - trade                                                   1,382,631             1,869,449
      Inventories                                                                   9,414,947             6,908,557
      Prepaid income taxes                                                             62,263                     -
      Prepaid expenses and other current assets                                       680,330               397,179
      Deferred income taxes                                                           366,387               392,594
                                                                                 ------------          ------------

           Total current assets                                                    23,249,062            24,933,153

Property, plant and equipment, net                                                  3,801,285             3,265,042
Long-term investments                                                              11,865,178             8,342,382
Other investments                                                                   1,727,222             1,446,012
Other assets                                                                        2,056,382             1,988,882
                                                                                 ------------          ------------
           Total assets                                                         $  42,699,129         $  39,975,471
                                                                                 ============          ===========

Liabilities and stockholders' equity Current liabilities:
      Accounts payable                                                          $   1,308,661         $   1,494,163
      Accrued compensation                                                            860,798             1,031,819
      Accrued expenses and other current liabilities                                  969,739               977,848
      Income taxes payable                                                                  -               617,737
      Customer deposits                                                             4,604,163             4,327,647
                                                                                 ------------          ------------
           Total current liabilities                                                7,743,361             8,449,214

Deferred income taxes                                                                 152,630               152,630
                                                                                 ------------          ------------
           Total liabilities                                                        7,895,991             8,601,844
                                                                                 ------------          ------------

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $.10 par value, 500,000
         shares authorized, none issued                                                     -                     -
     Common stock, $.10 par value, 10,000,000
         shares authorized;  5,364,907 shares issued                                  536,491               536,491
     Additional paid in capital                                                     8,688,757             8,719,130
     Retained earnings                                                             33,189,771            29,732,071
     Accumulated other comprehensive income                                           138,938                77,788
     Less treasury stock at cost, 1,307,090 and
          1,334,361 shares, respectively, in 2005 and 2004                         (7,750,819)           (7,691,853)
                                                                                 ------------          ------------
           Total stockholders' equity                                              34,803,138            31,373,627
                                                                                 ------------          ------------
           Total liabilities and stockholders' equity                           $  42,699,129         $  39,975,471
                                                                                 ============          ============

    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                    Three Months Ended                    Nine Months Ended
                                                                    ------------------                    -----------------
                                                                August 6,          July 31,          August 6,          July 31,
                                                                  2005               2004               2005              2004
                                                            ------------------ -----------------  ----------------- ----------------
Net sales                                                   $  13,652,618      $ 12,310,878       $ 40,692,884      $  35,621,719

Cost of goods sold                                             (9,744,681)       (9,070,731)       (29,004,681)       (26,461,090)
                                                             ------------       -----------        -----------       ------------

        Gross profit                                            3,907,937         3,240,147         11,688,203          9,160,629

Selling, general and administrative expenses                   (1,894,821)       (1,569,987)        (5,894,539)        (4,884,624)
                                                             ------------       -----------        -----------       ------------

        Operating income                                        2,013,116         1,670,160          5,793,664          4,276,005
                                                             ------------       -----------        -----------       ------------

Other income:
     Interest income                                              162,924            83,491            426,533            249,922
     Undistributed earnings in joint venture -
        Majestic 21                                                94,276            90,640            281,210            261,705
     Miscellaneous income                                          10,428            39,847             21,119             72,744
                                                             ------------       -----------        -----------       ------------
                                                                  267,628           213,978            728,862            584,371
                                                             ------------       -----------        -----------       ------------

Income before provision for income taxes                        2,280,744         1,884,138          6,522,526          4,860,376

Provision for income taxes                                       (780,000)         (664,000)        (2,257,000)        (1,703,000)
                                                             ------------       -----------        -----------       ------------

        Net income                                              1,500,744         1,220,138          4,265,526          3,157,376

Other comprehensive income, net of tax:
     Unrealized investment gain                                    22,254            10,283             61,150             31,086
                                                             ------------       -----------        -----------       ------------

     Comprehensive income                                   $   1,522,998      $  1,230,421       $  4,326,676      $   3,188,462
                                                             ============       ===========        ===========       ============

Weighted average shares outstanding
     Basic                                                      4,045,982         4,018,646          4,038,405          4,014,423
     Diluted                                                    4,090,861         4,137,460          4,077,268          4,108,026

Earnings per share
     Basic                                                  $        0.37      $       0.30       $       1.06      $        0.79
     Diluted                                                $        0.37      $       0.30       $       1.05      $        0.77

Cash dividends paid per common share                        $           -      $          -       $       0.20      $        0.10


    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                            -----------------
                                                                                    August 6,               July 31,
                                                                                       2005                   2004
                                                                                -------------------    -------------------
Cash flows from operating activities:
     Net income                                                                 $   4,265,526            $   3,157,376
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                 201,192                  173,287
         Undistributed earnings in joint venture - Majestic 21                       (281,210)                (261,905)
         Increase in cash surrender value of life insurance                           (67,500)                 (88,501)
         Payment of employee expense with treasury stock                                2,000                        -
         Decrease (increase) in:
           Accounts receivable - trade                                                486,818                  103,617
           Inventories                                                             (2,506,390)              (1,296,810)
           Prepaid income taxes                                                       (62,263)                       -
           Prepaid expenses and other current assets                                 (283,151)                  22,934
         (Decrease) increase in:
           Accounts payable                                                          (185,502)                (565,572)
           Accrued compensation                                                      (171,021)                (415,416)
           Accrued expenses and other current liabilities                              (8,109)                 118,756
           Income taxes payable                                                      (617,737)                (547,000)
           Customer deposits                                                          276,516                  747,610
                                                                                 ------------             ------------
     Net cash provided by operating activities                                      1,049,169                1,148,376
                                                                                 ------------             ------------

Cash flows from investing activities:
     Purchase of investments                                                       (3,522,796)              (3,611,083)
     Proceeds from maturity of investments                                            500,000                        -
     Purchase of property, plant and equipment                                       (737,435)                (376,639)
                                                                                 ------------             ------------
     Net cash used in investing activities                                         (3,760,231)              (3,987,722)
                                                                                 ------------             ------------

Cash flows from financing activities:
     Payment of cash dividends                                                       (807,826)                (401,100)
     Proceeds from repayment of receivable from officer                                     -                  597,024
     Proceeds from exercise of employee stock options                                 403,586                  112,784
     Purchase of treasury stock                                                      (494,925)                       -
                                                                                 ------------             ------------
     Net cash (used in) provided by financing activities                             (899,165)                 308,708
                                                                                 ------------             ------------

Decrease in cash and cash equivalents                                              (3,610,227)              (2,530,638)

Cash and cash equivalents at beginning of year                                     14,588,332               10,641,748
                                                                                 ------------             ------------

Cash and cash equivalents at end of quarter                                     $  10,978,105            $   8,111,110
                                                                                 ============             ============

Supplemental disclosure of cash flow information:

     Interest paid                                                              $           -            $           -
                                                                                 ============             ============
     Income taxes paid                                                          $   2,937,000            $   2,250,000
                                                                                 ============             ============

    The accompanying notes are an integral part of these financial statements

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements for the three and nine months ended August 6, 2005 and July 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended August 6, 2005 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's November 6, 2004 Annual Report on Form 10-K.

2.       Inventories
         -----------

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at August 6, 2005 and November 6, 2004 are summarized as follows:

                                          August 6,            November 6,
                                             2005                 2004
                                       -----------------     ----------------
                                         (Unaudited)

Raw materials                           $      942,120        $     818,762
Work-in-process                                117,659              126,169
Finished homes                               7,899,143            5,597,646
Pre-owned manufactured homes                   330,019              240,833
Model home furniture and other                 126,006              125,147
                                         -------------         ------------
                                        $    9,414,947        $   6,908,557
                                         =============         ============

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.       Accounting for Stock Based Compensation
         ---------------------------------------

         At August 6, 2005, the Company had a stock incentive plan (the "Plan"), which authorizes the issuance of options to purchase common stock. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                              Three Months Ended                    Nine Months Ended
                                                              ------------------                    -----------------
                                                         August 6,           July 31,           August 6,         July 31,
                                                            2005               2004               2005              2004
                                                            ----               ----               ----              ----
Net income, as reported                                $  1,500,744        $  1,220,138       $  4,265,526      $  3,157,376

Deduct:  Total stock-based employee
compensation determined under fair value
based method for all awards, net of related
tax effects                                                  (5,263)             (4,988)           (15,789)          (14,964)
                                                        -----------         -----------        -----------       -----------

Pro forma net income                                   $  1,495,481        $  1,215,150       $  4,249,737      $  3,142,412
                                                        ===========         ===========        ===========       ===========

Earnings per share
           Basic - as reported                         $       0.37        $       0.30       $       1.06      $       0.79
           Basic - pro forma                           $       0.37        $       0.30       $       1.05      $       0.77

Earnings per share
           Diluted - as reported                       $       0.37        $       0.30       $       1.05      $       0.78
           Diluted - pro forma                         $       0.37        $       0.29       $       1.04      $       0.76

                              NOBILITY HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.       Earnings Per Share
         ------------------

                                                             Three Months Ended                    Nine Months Ended
                                                             ------------------                    -----------------
                                                         August 6,          July 31,          August 6,          July 31,
                                                            2005              2004               2005              2004
                                                      -----------------  ---------------   -----------------  ----------------
      Net income                                       $   1,500,744      $  1,220,138       $  4,265,526      $  3,157,376
                                                        ============       ===========        ===========       ===========

      Weighted average shares outstanding:
           Basic                                           4,045,982         4,018,646          4,038,405         4,014,423
           Add:  common stock equivalents                     44,879           118,814             38,863            93,603
                                                        ------------       -----------        -----------       -----------

           Diluted                                         4,090,861         4,137,460          4,077,268         4,108,026
                                                        ============       ===========        ===========       ===========

      Earnings per share:
           Basic                                       $        0.37      $       0.30       $       1.06      $       0.79
                                                        ============       ===========        ===========       ===========
           Diluted                                     $        0.37      $       0.30       $       1.05      $       0.77
                                                        ============       ===========        ===========       ===========

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

Revenue Recognition
The Company recognizes revenue for its retail sales upon the occurrence of all the following:
         o its receipt of a down payment (or with cash sales, its receipt of total payments),
         o construction of the home is complete,
         o title having passed to the retail home buyer,
         o funds having been deposited into the Company's account,
         o the home having been delivered and set up at the retail home buyer's site, and
         o completion of any other significant obligations.

The Company recognizes revenue to independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligations to set up the home or to complete any other significant obligations.

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

Item 2. Managements Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
---------------------

         For the three and nine month periods ended August 6, 2005 and July 31, 2004, results of operations are as follows. Total net sales in third quarter 2005 increased 11% to $13,652,618 compared to $12,310,878 in the third quarter 2004. Total net sales for the first nine months of 2005 increased 14% to $40,692,884 compared to $35,621,719 for the first nine months of 2004. The increased sales in 2005 were primarily due to the increase in Prestige same store sales. Third quarter sales of fiscal 2005, continued to be adversely impacted by tight retail credit standards, high, although improving unemployment and uncertain economic conditions present in the country. Although Nobility continues to out-perform the manufactured housing industry, in the near term we anticipate continued pressure on both sales and earnings resulting from these factors, plus volatile pricing in lumber, OSB, sheetrock, steel and oil related products and services. Overall, most construction materials have increased or fluctuated widely in price over the past year and with the latest hurricane in New Orleans and the Gulf Coast we anticipate little price stability in the future. With an improving economy, declining unemployment claims, and increasing but still low interest rates in 2005, management expects the demand for our homes to improve. Increased demand should also result from building replacement homes due to last year's hurricanes in Florida.

Gross profit as a percentage of net sales was 28.6% in third quarter 2005 compared to 26.3% in third quarter 2004 and was 28.7% for the first nine months of 2005 compared to 25.7% for the first nine months of 2004. The increase in gross profit, as a percentage of sales, in 2005 was primarily due to increased gross profits from the Prestige retail operation.

Selling, general and administrative expenses as a percent of net sales was 13.9% in third quarter of 2005 compared to 12.8% in the third quarter of 2004 and was 14.5% for the first nine months of 2005 compared to 13.7% for the first nine months of 2004. The increase in selling, general and administrative expenses resulted from the increase in accrued compensation expenses directly related to the increased sales at the prestige retail operations.


Other income for the third quarter of 2005 was $267,628 of which $162,924 was from interest on cash equivalents and investments and $94,276 was from Nobility's equity in the earnings from the Majestic 21 joint venture. In the third quarter of 2004, other income was $213,978 of which $83,491 was from interest on cash equivalents and investments and $90,640 was from Nobility's equity in the earnings from the Majestic 21 joint venture. For the first nine months of 2005, other income was $728,862 of which $426,533 was from interest on cash equivalents and investments and $281,210 was from Nobility's equity in the earnings from the Majestic 21 joint venture. For the nine months of 2004, other income was $584,371 of which $249,922 was from interest on cash equivalents and investments and $261,705 was from Nobility's equity in the earnings from the Majestic 21 joint venture. The increase in interest income was primarily due to a change in the investment portfolio to long-term investments to obtain a higher yield and a higher rate on the floating rate investments. Income reported for Majestic 21 results from the Company's 50% share in the equity in the earnings of this joint venture. Majestic 21 is a financing joint venture accounted for under the equity method of accounting. Income for the joint venture fluctuated due to higher amortization of prepaid finance charges on the portfolio. The Company believes that its historical loss experience for this portfolio has been favorably impacted by its ability to resell foreclosed/repossessed homes through its network of retail sales centers.

As a result of the factors discussed above, net income for the third quarter of 2005 were $1,500,744 or $0.37 per diluted share compared to $1,220,138 or $0.30 per diluted share for the third quarter 2004. For the first nine months of 2005, net income was $4,265,526 or $1.05 per diluted share as compared to $3,157,376 or $0.77 per diluted share for the first nine months of 2004.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $10,978,105 at August 6, 2005 compared to $14,588,332 at November 6, 2004. Short and long-term investments were $12,229,577 at August 6, 2005 compared to $9,119,424 at November 6, 2004.
Working capital was $15,505,701 at August 6, 2005 as compared to $16,483,939 at November 6, 2004. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $9,414,947 at August 6, 2005, from $6,908,557 at November 6, 2004 primarily due to an increase in the number of homes in inventory at the Prestige retail sales centers. Accounts receivable trade decreased $486,818 to $1,382,631 at August 6, 2005 from $1,869,449 at November
6, 2004

Nobility paid an annual cash dividend of $0.20 per common share for fiscal year 2004 on January 14, 2005 for $807,826. On January 12, 2004, the Company paid an annual cash dividend of $0.10 per common share for fiscal year 2003 in the amount of $401,100.

In January 2005, the Company purchased land for a new Prestige retail sales center in Punta Gorda, Florida in the amount $350,000.

Nobility repurchased in the open market 24,200 of its common stock for $494,925 during the first nine months of 2005.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At August 6, 2005 and November 6, 2004, there were no amounts outstanding under this revolving credit agreement.

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

Revenue Recognition
The Company recognizes revenue for its retail sales upon the occurrence of all the following:
         o its receipt of a down payment (or with cash sales, its receipt of total payments),
         o construction of the home is complete,
         o title having passed to the retail home buyer,
         o funds having been deposited into the Company's account,
         o the home having been delivered and set up at the retail home buyer's site, and
         o completion of any other significant obligations.

The Company recognizes revenue to independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligations to set up the home or to complete any other significant obligations.

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

We do not have any indebtedness as of August 6, 2005. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.  Controls and Procedures

    a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of August 6, 2005 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act. There have been no changes in the Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financing reporting.

                    Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Item 3 through Item 5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects stock repurchases made by the Company during the quarter ended August 6, 2005:

                                          Issuer Repurchases of Securities
                                                                                                  Maximum Number (or
                                                                           Total Number of       Approximate $ Value)
                                                                           Shares Purchased       of Shares that May
                                                                          as Part of Publicly      Yet Be Purchased
                             Total Number of        Average Price           Announced Plans       Under the Plans or
    Period                  Shares Purchased        Paid Per Share           or Programs              Programs(1)
    ------                  ----------------        --------------           -----------              --------

May 8, 2005
-- June 4, 2005                    --                      --                     --                   100,000

June 5, 2005
--July 2, 2005                     --                      --                     --                   100,000

July 3, 2005
--August 6, 2005                   --                      --                     --                   100,000

-----------------
(1) Since 1999, the Company's board of directors has authorized a share repurchase program that permits the Company to repurchase 100,000 shares of its common stock, subject to compliance with applicable legal restrictions and so long as the repurchases would not have the effect of causing the Company's common stock to be delisted from trading. Until revoked, the share repurchase limit is automatically reset at 100,000 shares after any repurchases are made under the share repurchase program.

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

                                      NOBILITY HOMES, INC.


 DATE:  September 20, 2005            By:  /s/ Terry E. Trexler
                                      ------------------------------------------
                                      Terry E. Trexler, Chairman,
                                      President and Chief Executive Officer


DATE:  September 20, 2005             By:  /s/ Thomas W. Trexler
                                      ------------------------------------------
                                      Thomas W. Trexler, Executive Vice
                                      President, and Chief Financial Officer


DATE:  September 20, 2005             By:  /s/ Lynn J. Cramer, Jr.
                                      ------------------------------------------
                                      Lynn J. Cramer, Jr., Treasurer
                                      and Principal Accounting Officer