Form 10-K
period 2005-11-05
NOBILITY HOMES INC
filed 2006-02-01
CIK 72205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended November 5, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes _____ No    X

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes _____     No    X

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No _________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.             X


Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act).  Yes _____  No   X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes ____     No    X

State the aggregate market value of the voting stock held by non-affiliates of the registrant on May 6, 2005, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the average high and low prices on that date: $36,133,609.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 27, 2006: 4,058,725 shares of common stock.

       DOCUMENTS INCORPORATED BY REFERENCE         Incorporated at
       -----------------------------------         ---------------

       Nobility Homes, Inc. Proxy Statement        Part III, Items 10,
          for the 2006 Annual Meeting of              11, 12 and 13
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

Manufactured Homes
------------------

Nobility's homes are available in approximately 100 active models sold under the trade names "Kingswood," "Richwood," "Springwood," "Springwood Special," "Tropic Isle Special," "Regency Manor Special," and "Special Edition." The homes, ranging in size from 672 to 2,650 square feet and containing from one to five bedrooms, are available in

        o single-wide widths of 14 and 16 feet ranging from 48 to 72 feet in length;
        o double-wide widths of 24, 26, 28 and 32 feet ranging from 32 to 76 feet in length; and
        o triple-wide widths of 36, 38 and 42 feet ranging from 46 to 72 feet in length.
        o Quad-unit 2 sections 28 feet long by 48 feet long and 2 sections 28 feet long by 52 feet long

Nobility's homes are sold primarily as unfurnished dwellings ready for permanent occupancy. Interiors are designed and color coordinated in a range of decors. Depending on the size of the unit and quality of appliances and other appointments, retail prices for Nobility's homes typically range from approximately $25,000 to $100,000. Most of the prices of Nobility's homes are considered by it to be within the low to medium price range of the industry.

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

Nobility's two manufacturing plants operated at an average of approximately 65% of their single shift capacity in fiscal 2005 and 60% in 2004 and 50% in 2003, respectively.

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

Retail Sales
------------

Prestige Home Centers, Inc. operates 19 retail sales centers in north and central Florida. Its principal executive offices are located at Nobility's headquarters in Ocala, Florida. Sales by Prestige accounted for 82.7%, 72.1% and 74.7% of Nobility's sales during fiscal 2005, 2004 and 2003, respectively.

Each of Prestige's retail sales centers is located within 350 miles of Nobility's two manufacturing facilities. Prestige owns the land at four of its retail sales centers and leases the remaining 15 retail sales centers from unaffiliated parties under leases with terms of between one and three years with renewal options.

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

Prestige's wholly-owned subsidiary, Mountain Financial, Inc., an independent insurance agent and mortgage broker, provides mortgage brokerage services, automobile, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes. Mountain Financial, Inc., receives a mortgage brokerage fee at the time a loan is originated and a commission on the insurance premium collected at the time an insurance policy is written and in future years if the homeowner renews the policy. Its revenues were approximately $479,000, $329,000 and $311,000 in fiscal 2005, 2004 and 2003, respectively.

Wholesale Sales to Manufactured Home Communities
------------------------------------------------

Nobility currently sells its homes on a wholesale basis exclusively through four full-time salespersons to approximately 60 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility's customers other than its subsidiary, Prestige, sell homes produced by several manufacturers. No customer accounted for more than 10% of Nobility's total sales in fiscal 2005, and no customer other than Mobile Home Lifestyles accounted for more than 10% of Nobility's total sales in fiscal 2004. Mobile Home Lifestyles, which operates multiple manufactured home communities, accounted for approximately $6.7 million or 13% of Nobility's total sales in fiscal 2004.

Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a "floor plan" basis where the financial institution obtains a security interest in all or part of the dealer's manufactured home inventory. Nobility from time to time enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer's default, Nobility will, at the lender's request, repurchase the home provided that Nobility's liability will not exceed the manufacturer's invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within one year after a home is sold to the dealer, and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale. Generally, repurchase is conditioned upon the dealer's insolvency. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. Nobility was not required to repurchase any homes during fiscal 2005, 2004 or 2003. For additional information, see "Notes to Consolidated Financial Statements." Nobility does not finance retail sales of new homes for customers of its independent dealers.

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

Regulation
----------

The manufacture, distribution and sale of homes is subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development has adopted national construction and safety standards that have priority over existing state standards. In addition, HUD regulations require that manufactured homes be constructed to more stringent wind load and thermal standards. Compliance with these standards involves approval by a HUD approved engineering firm of engineering plans and specifications on all models. HUD's standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. In addition, some components of manufactured homes may also be subject to Consumer Product Safety Commission standards and recall requirements. Nobility also manufactures modular homes which are required to comply with the standard building code established by the Florida Department of Community Affairs.

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

Employees
---------

As of January 6, 2006, Nobility had 261 full-time employees, including 81 employed by Prestige. Approximately 139 employees are factory personnel compared to approximately 122 in such positions a year ago, and 116 are in management, administrative, supervisory, sales and clerical positions (including 75 management and sales personnel employed by Prestige) compared to approximately 106 a year ago. In addition, Nobility employs part-time employees when necessary.

Nobility makes contributions toward employees' group health and life insurance and to the Nobility 401(k) plan. Nobility, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.

Item 1A. Risk Factors
_______  ____________

COMPANY RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. You should carefully consider the following risks, together with the information provided elsewhere in our 10-K and Annual Report. The risks described below are not the only ones facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.


MANUFACTURED HOUSING INDUSTRY IS HIGHLY CYCLICAL

The manufactured and modular housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past. We are subject to volatility in operating results due to external factors beyond our control such as:

        o   availability of retail financing;
        o   the level and stability of interest rates;
        o   unemployment trends;
        o   impact of hurricanes or seasonal weather conditions;
        o   the availability of wholesale financing;
        o   housing supply and demand;
        o   defaults by retail customers resulting in repossessions;
        o   industry level of used or repossessed manufactured homes;
        o   international tensions and hostilities;
        o   levels of consumer confidence;
        o   inventory levels;
        o   regulatory and zoning matters;
        o   access to capital markets;
        o   changes in general economic conditions; and
        o   commodity prices

Sales in our market area are also seasonal in nature, with sales of homes traditionally being stronger in the summer and fall months. The cyclical and seasonal nature of our business causes our revenues and operating results to fluctuate and makes it difficult for management to forecast sales and profits in uncertain times. As a result of seasonal and cyclical downturns, results from any quarter should not be relied upon as being indicative of performance in future quarters.


MANUFACTURED HOUSING INDUSTRY EXPERIENCING A SIGNIFICANT DOWNTURN

Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. Annual shipments have declined from approximately 350,000 to 132,000 in 2005. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of homes securing defaulted loans. Other causes of the downturn include a reduced number of consumer lenders in the traditional chattel (home-only) lending sector, higher interest rates on home-only loans and generally unfavorable economic conditions. These factors have resulted in declining wholesale shipments, excess manufacturing and retail locations and surplus inventory.

As a result of the foregoing factors, based on industry data, we estimate that approximately 54% of all industry retail locations have closed since 1999 and that industry manufacturers have closed 120 manufacturing facilities, representing 36% of the industry's manufacturing facilities.

It is possible that the current industry downturn is likely to continue, at least in the near term. The availability of consumer financing for the purchase of manufactured homes continues to be constrained. In addition, the number of repossessed homes being offered for sale continues to have an adverse impact on demand for new manufactured homes. Although it is difficult to predict future industry conditions, these factors tend to indicate that a sustained recovery in the manufactured housing industry is unlikely to occur in the near term.

If the current industry downturn gets materially worse, we may incur operating and net income reductions, and may be required to take steps in an attempt to mitigate the effect of unfavorable industry conditions, such as the closure of facilities, retail sales centers, or consolidation of existing operations. These steps could impair our ability to conduct our business in a manner consistent with past practice and could make it more difficult for us to expand our operations if and when industry conditions improve. Furthermore, some of these steps could lead to fixed asset impairment charges and goodwill impairment charges.


MANUFACTURED HOUSING INDUSTRY IS VERY COMPETITIVE

The manufactured and modular housing industry is highly competitive and some of our competitors are larger and have stronger balance sheets and cash flow, as well as greater access to capital, than we do. Competition at both the manufacturing and retail levels is based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in our market. In addition, our homes compete with repossessed homes that are offered for sale in our market. A number of our manufacturing competitors also have their own retail distribution systems and consumer finance and insurance operations. The ability to offer consumer finance and insurance products may provide some larger competitors with an advantage. Based on retail sales, the ten largest manufacturers accounted for approximately 80 percent of the retail manufactured housing market. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. Because barriers to entry for manufactured housing retailers are low, we believe that where wholesale floor plan financing is available, it is relatively easy for new retailers to enter into our market as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including new and existing site-built homes, apartments, townhouses and condominiums. If we are unable to compete effectively in this environment, our retail sales, wholesale shipments and operating results could be reduced. As a result, our growth could be limited.


REDUCED AVAILABILITY OF CONSUMER FINANCING

The reduced availability of financing for our retail customers could continue to affect our sales volume. Our retailers, as well as retail buyers of our products, generally secure financing from third party lenders, which, in the case of manufactured housing, have been negatively affected by adverse loan experience. For example, Conseco, Associate, Chase and GreenPoint, which have been very important lenders for customers of ours and of our dealers in the 1990's, have withdrawn from the manufactured housing finance business. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. In addition, home-only financing is at times more difficult to obtain than the financing for site-built homes. Reduced availability of such financing, tightened underwriting standards, and high interest rates are currently having an adverse effect on the manufactured housing business and our housing sales. In addition, quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. There can be no assurance that affordable retail financing for manufactured or modular homes will be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations.

Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. For example, since 1999 floor plan lenders have tightened credit availability and Conseco Finance and Deutsche Financial Services, which accounted for approximately 45% of wholesale floor plan financing, have exited that business in the manufactured housing industry and Transamerica and Bombardier's manufactured housing wholesale finance businesses have been acquired by General Electric Corp. There are currently three national lending institutions that specialize in providing wholesale floor plan financing to manufactured housing retailers. Reduced availability of floor plan lending may affect the inventory levels of our independent retailers, their number of retail sales centers and related wholesale demand.


INCREASE IN PRICES AND UNAVAILABILITY OF RAW MATERIALS

Our results of operations can be affected by the pricing and availability of raw materials. In our last two fiscal years, for example, we experienced an increase in prices of our raw materials of approximately 8% to 10% per year. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Three of the most important raw materials used in our operations, lumber, gypsum wallboard and insulation, have experienced significant price fluctuations in the past fiscal year. Sudden increases in demand for these construction materials, as has recently occurred, caused by natural disasters or other market forces, can greatly increase the costs of materials or limit the availability of such materials. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.


GEOGRAPHIC CONCENTRATION

We are concentrated geographically in Florida which could adversely affect our business. In fiscal year 2005, approximately 100% of our revenues were generated in Florida. A decline in the demand for manufactured housing in Florida, a decline in the economy of Florida, and the impact of hurricanes in Florida or other adverse conditions could have a material adverse affect on our results of operations.


ZONING REGULATIONS FOR OUR HOMES

If the factory-built housing industry is not able to secure favorable local zoning ordinances, or if there are changes in zoning regulations, our sales could decline and our operating results could suffer. Any limitation on the growth of the number of sites available for manufactured or modular homes, or on the operation or starting new of manufactured housing communities, could adversely affect our sales. In addition, new product opportunities that we may wish to pursue for our manufactured or modular housing business could cause us to encounter new zoning regulations and affect the potential market for these new products. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, there has been resistance by property owners to the adoption of zoning ordinances permitting the location of manufactured or modular homes in residential areas, and we believe that this resistance has adversely affected the growth of the industry. The inability of the manufactured home industry to affect change in these zoning ordinances could have an adverse effect on our results of operations and we cannot be certain that manufactured homes will receive more widespread acceptance or that additional localities will adopt zoning ordinances permitting the location of manufactured homes.

CONTINGENT LIABILITIES

We have, and will continue to have, contingent wholesale repurchase obligations which could become actual obligations that we must satisfy. We may incur losses under these wholesale repurchase obligations or be required to fund these or other contingent obligations that would reduce our earnings. In connection with a floor plan arrangement for our home shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period 12 to 18 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. The difference between the gross repurchase price and the price at which the repurchased manufactured home can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. During fiscal 2005 and 2004, there were no losses incurred under these repurchase agreements. We estimate that our potential obligations under such repurchase agreements were approximately $617,000 in 2005 and $1,363,000 in 2004. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.

Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case.

DEPENDENCE UPON INDEPENDENT RETAILERS

If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline and our operating results could suffer. During fiscal 2005, approximately 25% of our wholesale shipments of manufactured homes were made to independent retail locations in Florida. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors' homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent as they are subject to industry, economic, demographic and seasonal trends similar to the ones we face. If we do not establish and maintain relationships with solvent independent retailers in our market, sales could decline.


DEPENDENCE UPON MAJESTIC 21

During fiscal 1997, we contributed $250,000 for a 50% interest in a joint venture with 21st Mortgage, to provide mortgage financing on our manufactured homes sold by our retail division. As a 50% partner we do not have any legal authority to manage or control this partnership's operations. During fiscal 2004 we transferred $250,000 from our existing joint venture in Majestic 21 in order to participate in a new finance revenue sharing agreement with 21st Mortgage. This revenue sharing agreement will continue to provide mortgage financing to customers who qualify for such mortgage financing, and who purchase homes through our Prestige Homes retail sales centers. The management of 21st Mortgage has industry experience in managing, servicing and collecting loan portfolios; however, many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in the delinquency rate that results from improper servicing or mortgage loan performance in general could adversely affect the profitability and cash flow from the loan portfolio for Majestic 21. Majestic 21 makes loans to borrowers that it believes are credit worthy based on its credit guidelines. However, the ability of these customers to repay their loans may be affected by a number of factors, including, but not limited to national, regional and local economic conditions; changes or continued weakness in specific industry segments; natural hazard risks affecting the region in which the borrower resides; and employment, financial or life circumstances. Therefore, if Majestic 21's operations are not financially successful, our results may also be adversely affected, and we could lose some or all of our investment in Majestic 21.

DEPENDENCE UPON PRESTIGE HOME CENTERS

During fiscal 2005 approximately 75% of our wholesale shipments of manufactured homes were sold through Prestige Home Centers, our own retail distribution network. If Prestige's retail sales are adversely affected by changes in conditions such as economic, demographics, weather, repossessions, unemployment trends, interest rates, availability of retail financing, personnel, and housing demand, our revenue and operating results could decline.


DEPENDENCE UPON TWO EXECUTIVE OFFICERS

We are dependent to a significant extent upon the efforts of our two principal executive officers, Terry Trexler, Chairman of the Board and Chief Executive Officer and Tom Trexler, Executive Vice President and President of Prestige Home Centers, our retail distribution network. Tom Trexler is also responsible for the operations of the mortgage and insurance divisions. The loss or the prolonged absence of the services of either or both principal executive officers could have a material adverse effect upon our business, financial condition and results of operations. Our continued growth is also dependent upon our ability to attract and retain additional skilled management personnel.


CONTROLLED BY TWO SHAREHOLDERS

Approximately 64% of our outstanding common stock is beneficially owned or controlled by our Chairman and CEO, Terry Trexler and our Executive Vice President and President of Prestige Home Centers, Tom Trexler. As a result, these shareholders, acting together, are able to determine the outcome of elections of our directors and thereby control the management of our business.

VOLATILITY OF STOCK PRICE

Our common stock price has been volatile and may continue to be volatile. The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include the perceived prospects of our business and the manufactured housing industry as a whole; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts' recommendations or projections; changes affecting the availability of financing in the wholesale and consumer lending markets; future issuances of our common stock for stock options or acquisitions; actions or announcements by competitors; lack of liquidity in our stock; changes in the regulatory environment in which we operate; and changes in general economic or market conditions. In addition, stock markets generally experience significant price and volume volatility from time to time which may adversely affect the market price of our common stock for reasons unrelated to our performance. All of these factors may adversely impact the market prices of our common stock in the future.


GOVERNMENT REGULATIONS

Our manufactured housing business is subject to extensive federal and state regulations, including construction and safety standards for manufactured homes. Amendments to any of these regulations and the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating or selling our products and could have an adverse effect on our results of operations. Our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have an adverse effect on our results of operations.

Our operations are subject to a variety of Federal and state environmental regulations relating to noise pollution and the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes. Although we believe that we are currently in material compliance with applicable environmental regulations, our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, costly cleanup or capital expenditures.

GOODWILL IMPAIRMENT

A portion of our total assets at fiscal year end 2005 consisted of goodwill, all of which is attributable to our retail operations. Effective in fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill. Instead, we review goodwill at least annually to determine whether it has become impaired. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Our goodwill could be impaired if developments affecting the acquired locations of our retail operations, lead us to conclude that the earnings we expect to derive from the acquired locations of our retail operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.


WARRANTY CLAIMS

We are subject to warranty claims in the ordinary course of our business. Although we maintain reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have an adverse effect on our results of operations.


SARBANES-OXLEY - SECTION 404

By fiscal year end 2007, we must comply with Section 404 of the Sarbanes-Oxley Act which requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management's assessment of our internal controls over financial reporting. If we fail to meet our deadline for adoption or we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal controls, it could have an adverse effect on our business and stock price.


Item 2.         Properties
------          ----------

As of November 5, 2005, Nobility owned and operated two manufacturing plants:

              Location                            Approximate Size
              --------                            ----------------
              Belleview, Florida                   33,500 sq. ft.
              Ocala, Florida(1)                     72,000 sq ft.

        (1)Nobility's Ocala facility is a 72,000 square foot plant and is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility's corporate offices.

         Nobility's Belleview plant is of metal and concrete construction and the Ocala plant is of metal construction. Both properties are in good condition and require little maintenance.

         Prestige has acquired the properties on which it's Pace, Panama City, Yulee and Punta Gorda, Florida retail sales centers are located. Prestige leases the property for its other 15 retail sales centers.

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

Item 4.           Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------

None

                                     PART II

Item 5.         Market for the Registrant's Common Equity and Related
------          -----------------------------------------------------
                Stockholder Matters and Issuer Repurchases of Equity Securities
                ---------------------------------------------------------------

Market Information
------------------

Nobility's common stock is listed on the Nasdaq National Market under the symbol NOBH. The following table shows the range of high and low sales prices for the common stock for each fiscal quarter of 2005 and 2004.

                                                         Fiscal Year End
                             ------------------------------------------------------------------------
        Fiscal                        November 5, 2005                        November 6, 2004
        Quarter                    High               Low                  High              Low
        -------                    ----               ---                  ----              ---
          1st                $     23.99      $      19.50          $      11.77       $    11.75
          2nd                      24.00             19.50                 17.81            16.52
          3rd                      28.60             23.00                 20.71            20.41
          4th                      35.50             22.21                 22.20            19.95

Holders
-------

At January 27, 2006, the approximate number of holders of record of common stock was 203 (not including individual participants in security position listings).

Dividend
--------

The Board of Directors declared an annual cash dividend of $0.30 per common share for fiscal year 2005, paid January 13, 2006 to stockholders of record as of January 3, 2006. The Company paid an annual cash dividend of $0.20 per common share for fiscal year 2004, and paid an annual cash dividend of $0.10 per common share for fiscal 2003. The payment of future cash dividends is within the discretion of Nobility's board of directors and will depend, among other factors, on Nobility's earnings, capital requirements and operating and financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the fiscal year ended November 5, 2005. For further information, see Note 12 of "Notes to Consolidated Financial Statements."

                                        Equity Compensation Plan Information

                              Number of securities to be         Weighted-average            Number of securities remaining
                               issued upon exercise of          exercise price of         available for issuance under equity
                                 outstanding options,          outstanding options,          compensation plans (excluding
                                 warrants and rights           warrants and rights        securities reflected in column (a))
                                         (a) (b) (c)
    Equity compensation
     plans approved by
     security holders                  165,915                        $10.82                            329,085
    Equity compensation
    plans not approved
    by security holders                  None
                             -----------------------------    -----------------------    ---------------------------------------

           Total                       165,915                        $10.82                            329,085

Issuer Purchases of Equity Securities
-------------------------------------

Nobility repurchased in the open market 24,200 of its common stock during fiscal 2005.

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

                                                                  Years Ended(1)
----------------------------------------------------------------------------------------------------------------------
                                November 5,        November 6,       November 1,       November 2,       November 3,
                                    2005              2004              2003              2002              2001
                                                     (in thousands except per share data)
                              ----------------------------------------------------------------------------------------
Total net sales                    $56,711           $50,019           $39,229           $37,916          $30,288
Income from
  operations                         8,342             6,201             4,078             3,930            3,000
Other income                         1,030               832               656               880              913
Net income                           6,172             4,633             3,079             3,135            2,478
Weighted average shares
outstanding
     Basic                       4,043,394         4,016,797         3,996,424         4,107,748        4,200,863
     Diluted                     4,134,923         4,116,337         4,021,996         4,130,464        4,286,778
Earnings per  share
   Basic                             $1.53             $1.15            $  .77            $  .76           $  .59
   Diluted                            1.49              1.13               .77               .76              .58

Total assets                        45,057            39,975            32,705            27,496           25,741
Long term
  obligations                          -0-               -0-               -0-               -0-              -0-
Stockholders'
  equity                            37,069            31,374            26,816            23,779           21,724
Cash dividends
  per common                         $0.20             $0.10               -0-               -0-              -0-
  share

Item 7.         Management's Discussion and Analysis of Financial Condition and
------          ---------------------------------------------------------------
                Results of Operations
                ---------------------

General
-------

Nobility's primary focus is homebuyers who generally purchase their manufactured homes from retail sales centers to locate on property they own. Nobility has aggressively pursued this market through its Prestige retail sales centers. While Nobility actively seeks to make wholesale sales to independent retail dealers, its presence as a competitor limits potential sales to dealers located in the same geographic areas serviced by its Prestige retail sales centers.

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

Nobility sold 1,044 homes in fiscal 2005, of which 259 homes, representing sales of $7,593,725, were sold to independent dealers. Nobility sold 1,028 homes in fiscal 2004, of which 435 homes, representing sales of $12,029,893, were sold to independent dealers. Nobility sold 831 homes in fiscal 2003, of which 336 homes, representing sales of $8,427,790, were sold to independent dealers. The balance of Nobility sales in fiscal 2005, 2004 and 2003, representing 82.7%, 72.1% and 74.7% of net sales, respectively, were made on a retail basis through the Company's retail sales centers.

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal 2005, 2004 and 2003, Nobility's product mix was affected by the number of "Special Edition" homes marketed by Prestige and by larger, more expensive multi-wide homes resulting from the availability of varied types of financing at competitive rates. Most family buyers today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement buyers who reside in the manufactured housing communities.

Majestic 21, Nobility's joint venture with 21st Mortgage Corporation provides mortgage financing to retail customers who purchase Nobility's manufactured homes at Prestige retail sales centers. This joint venture, which originates and services loans, has given Prestige more control over the financing aspect of the retail home sales process and allowed it to offer better services to its retail customers. Management believes that the joint venture gives Prestige an additional potential for profit by providing finance products to retail customers. In addition, management believes that Prestige has more input in the design of unique finance programs for prospective homebuyers, and that the joint venture has resulted in more profitable sales at its Prestige retail sales centers. In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers. Prestige also maintains eight outside financing sources that provide financing to retail homebuyers for its manufactured homes.

Prestige's wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent and mortgage broker, provides mortgage brokerage services, automobile, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes.

The years ended November 5, 2005 and November 1, 2003 consisted of a fifty-two
(52) week period. The year ended November 6, 2004 consisted of a fifty-three
(53) week period.

Results of Operation
--------------------

For fiscal years ended November 5, 2005, November 6, 2004 and November 1, 2003, results of operations are as follows. Net sales in fiscal 2005 were $56,710,925 compared to $50,018,542 in fiscal 2004 and $39,229,156 in fiscal 2003. Net sales increased 13.4% in fiscal 2005, 27.5% in fiscal 2004 and 3.5% in fiscal 2003 as compared to the prior year net sales. The increased sales in fiscal 2005 was primarily due to the 30.1% increase in sales from the Company's retail sales centers. The increased sales in fiscal 2004 was primarily due to the 42.7% increase in sales to outside dealers coupled with an increase of 23.2% in the Company's retail sales centers same store revenues.

Management remains optimistic for fiscal year 2006, convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent in the Company. With an improving economy, declining unemployment claims, and increasing but still low interest rates in 2006, management expects the demand for our homes to improve. Increased demand should also result from building replacement homes due to the hurricanes. We anticipate continued pressure on both sales and earnings resulting from continuous price increases in lumber and oriented strand board
(OSB), sheetrock, steel and oil related products and services. Overall, most construction materials, including materials used in the set-up of our homes, have increased or fluctuated widely in price over the past year with little price stability in sight.

Combined industry-wide shipment of multi-section and single-section homes for the first ten months of calendar 2005 increased approximately 6% from the like period last year and declined 2% in calendar 2004 and 23% in calendar 2003. Florida combined industry shipments of multi-section homes and single-section homes in the first ten months of calendar 2005 increased approximately 23% from the like period last year and increased 9% in calendar 2004 and declined 6% in calendar 2003. The increase in Florida shipments in 2005 was positively impacted by both FEMA purchased temporary housing and customers replacing homes due to the hurricanes in 2004. Approximately 99% of Nobility's home sales are multi-section homes.

Gross profit as a percentage of net sales was 29.0% in fiscal 2005 compared to 26.0% in fiscal 2004 and 25.2% in fiscal 2003. The increase in gross profit, as a percentage of sales, in fiscal year 2005 and 2004 was primarily due to an increase in sales from the Company's retail sales centers and manufacturing operations. The Company also increased the lumber surcharge to off-set higher material costs, primarily in lumber and oriented strand board (OSB), sheetrock, steel and oil-related products and services.

Selling, general and administrative expenses as a percent of net sales were 14.3% in fiscal 2005 compared to 13.6% in fiscal 2004 and 14.8% in fiscal 2003. The increase in selling, general and administrative expenses, as a percent of net sales, resulted from the increase in compensation expenses directly related to the increased sales at the Company's retail sales centers.

The Company earned interest on cash equivalents and investments in the amount of $598,904 for fiscal 2005, $376,753 for fiscal 2004 and $211,018 for fiscal 2003.
The increased interest income was primarily due to a change in the investment portfolio to long-term marketable securities to obtain a higher yield.

The Company earned from Majestic 21 $373,481 in fiscal 2005, $342,509 in fiscal 2004 and $220,148 in fiscal 2003. Income reported for Majestic 21 results from the Company's 50% share in the equity in the earnings of this joint venture. Majestic 21 is a financing joint venture accounted for under the equity method of accounting. Income for the joint venture fluctuates due to higher amortization of prepaid finance charges on the portfolio. The Company believes that its historical loss experience has been favorable impacted by its ability to resell foreclosed/repossessed units through its network of retail sales centers.

As a result of the factors discussed above, earnings for fiscal 2005 were $6,172,217 or $1.49 per diluted share compared to $4,632,810 or $1.13 per diluted share for fiscal 2004 and $3,078,479 or $.77 per diluted share for fiscal 2003.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $14,368,183 at November 5, 2005 compared to $14,588,332 at November 6, 2004. Short and long-term investments were $12,247,591 at November 5, 2005 compared to $9,119,424 at November 6, 2004.
Working capital was $17,555,635 at November 5, 2005 compared to $16,483,939 at November 6, 2004. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $9,549,486 at November 5, 2005 from $6,908,557 at November 6, 2004 primarily due to a planned increase in the number of homes in inventory at the Company's retail sales centers.

Nobility paid an annual cash dividend of $0.20 per common share for fiscal year 2004 on January 14, 2005 in the amount of $807,826 and paid an annual cash dividend of $0.10 per common share for fiscal year 2003 on January 12, 2004 in the amount of $401,100.

Nobility repurchased in the open market 24,200 shares of its common stock for $494,925 during fiscal 2005 and did not repurchase any shares of its common stock during the fiscal year 2004.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At November 5, 2005 and November 6, 2004, there were no amounts outstanding under this agreement.

Consistent with normal practices, Nobility's operations are not expected to require significant capital expenditures during fiscal year 2006. Working capital requirements for any increase in the new home inventory for existing and additional retail sales centers and any increase in manufacturing capacity will be met with internal sources.

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

Revenue Recognition

The Company recognizes revenue for the majority of its retail sales upon the occurrence of the following:

                o its receipt of a down payment (or with cash sales, its receipt of total payments),
                o   construction of the home is complete,
                o   title having passed to the retail home buyer,
                o   funds having been deposited into the company's bank account,
                o the home having been delivered and set up at the retail home buyer's site, and
                o   completion of any other significant obligations.

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

Off-Balance Sheet Arrangements
------------------------------

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 5, 2005, we are not involved in any material unconsolidated SPE transactions.

Contractual Obligations
-----------------------

The impact of our contractual obligations as of November 5, 2005 is expected to have on our liquidity and cash flow in future periods is as follows:

                                                                    Payments Due By Period
                                                          -------------------------------------------
                                                              Total        Less Than     1-3 Years
                                                                            1 Year
                                                          -------------- -------------- -------------
           Operating lease obligations                      $362,019       $244,140       $117,879

Forward Looking Statements
--------------------------

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws, including our statement that working capital requirements will be met with internal sources. Although Nobility believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, increasing material costs, continued excess retail inventory, increase in repossessions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management's ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack and any armed conflict involving the United States and the impact of inflation.

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

We do not have any indebtedness as of November 5, 2005. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.           Consolidated Financial Statements and Supplementary Data

Financial statements incorporated herein from Nobility's 2005 Annual Report to Shareholders are attached as Exhibit 13 and are listed at Part IV, Item 15(a), "Consolidated Financial Statements and Schedules."

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

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant
-------         --------------------------------------------------

Information concerning Nobility's directors is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2006 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2006.

The following table provides the names, ages and business experience for the past five years for each of Nobility's executive officers. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (66)         Chairman of the Board and President of Nobility
                              for more than five years; Mr. Trexler is also
                              President of TLT, Inc.

Thomas W. Trexler (42)        Executive Vice President and Chief Financial
                              Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995;
                              Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain
                              Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Jean Etheredge (60)           Secretary.

Lynn J. Cramer, Jr. (60)      Treasurer.

Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility's President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Under Section 16(a) of the Securities Exchange Act, a Form 4 reporting the acquisition or disposition of Company securities by an officer, director or 10% shareholder must be filed with the Securities and Exchange Commission no later than the second business day after the date on which the transaction occurred unless certain exceptions apply. Most transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of Nobility's fiscal year. Based on information provided by Nobility's directors and executive officers, during the fiscal year ended November 5, 2005, all required reports were filed when due.

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

Item 11. Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2006 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2006.

Item 12.        Security Ownership of Certain Beneficial Owners and Management
-------         --------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2006 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2006.

Item 13.        Certain Relationships and Related Transactions
-------         ----------------------------------------------

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2006 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2006.

Item 14.        Principal Accountant Fees and Services
-------         --------------------------------------

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility's definitive proxy statement for the 2006 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2006.

                                     PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------         ---------------------------------------------------------------

      (a)       Consolidated Financial Statements and Schedules:

                Report of Tedder, James, Worden & Associates, P.A.

                Consolidated Balance Sheets at November 5, 2005 and November 6, 2004

                Consolidated Statements of Income and Comprehensive Income for the Years Ended November 5, 2005, November 6, 2004 and November 1, 2003

                Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 5, 2005, November 6, 2004 and November 1, 2003

                Consolidated Statements of Cash Flows for the Years Ended November 5, 2005, November 6, 2004 and November 1, 2003

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

               13. Consolidated Financial Statements from 2005 Annual Report to Shareholders.

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

                                        NOBILITY HOMES, INC.

 DATE:  January 30, 2006                By:  /s/ Terry E. Trexler
                                        ----------------------------------------
                                        Terry E. Trexler, Chairman,
                                        President and Chief Executive Officer


DATE:  January 30, 2006                 By:  /s/ Thomas W. Trexler
                                        ----------------------------------------
                                        Thomas W. Trexler, Executive Vice
                                        President, and Chief Financial Officer


DATE:  January 30, 2006                 By:  /s/ Lynn J. Cramer, Jr.
                                        ----------------------------------------
                                        Lynn J. Cramer, Jr., Treasurer
                                        and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:  January 30, 2006                 By:  /s/ Terry E. Trexler
                                        ----------------------------------------
                                        Terry E. Trexler, Director


DATE:  January 30, 2006                 By:  /s/ Richard C. Barberie
                                        ----------------------------------------
                                        Richard C. Barberie, Director


DATE:  January 30, 2006                 By:  /s/ Robert Holliday
                                        ----------------------------------------
                                        Robert Holiday, Director


DATE:  January 30, 2006                 By:  /s/ Robert P. Saltsman
                                        ----------------------------------------
                                        Robert P. Saltsman, Director


DATE:  January 30, 2006                 By:  /s/ Thomas W. Trexler
                                        ----------------------------------------
                                        Thomas W. Trexler, Director

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

              13. Consolidated Financial Statements from 2004 Annual Report to Shareholders.

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



___________________________
   *Management Remuneration Plan.