Form 10-Q
period 2006-02-04
NOBILITY HOMES INC
filed 2006-03-21
CIK 72205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 4, 2006

Commission File number 0-6506

NOBILITY HOMES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1166102
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)
3741 S.W. 7th Street
Ocala, Florida	34474
(Address of principal executive offices)	(Zip Code)

(352) 732-5157
(Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s common stock, par value $0.10, outstanding as of March  20, 2006 was 4,054,795.

NOBILITY HOMES, INC.
INDEX

		Page Number
PART I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of February 4, 2006 and November 5,
	2005	3
	Consolidated Statements of Income and Comprehensive Income for the
	three months ended February 4, 2006 and February 5, 2005	4
	Consolidated Statements of Cash Flows for the three months ended
	February 4, 2006 and February 5, 2005	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Results of Operations and
	Financial Condition	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
PART II.	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 6.	Exhibits	12
Signatures		13

NOBILITY HOMES, INC.
CONSOLIDATED BALANCE SHEETS

	February 4, 2006	November 5, 2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,382,331	$14,368,183
Short-term investments	418,394	414,526
Accounts receivable - trade	430,860	250,376
Inventories	11,389,545	9,549,486
Prepaid income taxes	--	248,958
Prepaid expenses and other current assets	867,469	484,109
Deferred income taxes	224,085	225,245

Total current assets	25,712,684	25,540,883
Property, plant and equipment, net	3,869,075	3,791,558
Long-term investments	11,800,952	11,833,065
Other investments	1,816,539	1,819,494
Other assets	2,094,362	2,071,862

Total assets	$45,293,612	$45,056,862

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,770,349	$1,390,218
Accrued compensation	829,429	1,311,854
Accrued expenses and other current liabilities	1,062,737	1,318,657
Income taxes payable	374,042	--
Customer deposits	3,898,180	3,964,519

Total current liabilities	7,934,737	7,985,248
Deferred income taxes	2,152	2,152

Total liabilities	7,936,889	7,987,400

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.10 par value, 10,000,000 shares
authorized; 5,364,907 shares issued and
outstanding in 2006 and 2005	536,491	536,491
Additional paid in capital	9,008,535	9,005,610
Retained earnings	35,369,281	35,096,462
Accumulated other comprehensive income	176,735	174,027
Less treasury stock at cost, 1,305,142 and
1,306,182 shares, respectively, in 2006 and 2005	(7,734,319)	(7,743,128)

Total stockholders’ equity	37,356,723	37,069,462

Total liabilities and stockholders’ equity	$45,293,612	$45,056,862

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	February 4, 2006	February 5, 2005
Net sales	$13,750,595	$11,511,134
Cost of goods sold	(9,637,560)	(8,299,701)

Gross profit	4,113,035	3,211,433
Selling, general and administrative expenses	(2,154,118)	(1,792,870)

Operating income	1,958,917	1,418,563

Other income:
Interest income	199,009	128,118
Undistributed earnings in joint venture - Majestic 21	101,545	84,579
Miscellaneous	3,966	1,520

Total other income	304,520	214,217

Income before provision for income taxes	2,263,437	1,632,780
Provision for income taxes	(773,000)	(560,000)

Net income	1,490,437	1,072,780
Other comprehensive income, net of tax:
Unrealized investment gain	2,708	26,650

Comprehensive income	$1,493,145	$1,099,430

Weighted average number of shares outstanding
Basic	4,059,025	4,034,994
Diluted	4,155,131	4,147,145
Earnings per share
Basic	$0.37	$0.27
Diluted	$0.36	$0.26
Cash dividends paid per common share	$0.30	$0.20

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	February 4, 2006	February 5, 2005
Cash flows from operating activities:
Net income	$1,490,437	$1,072,780
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	74,828	70,124
Amortization of bond premium	32,113	27,041
Undistributed earnings in joint venture - Majestic 21	(101,545)	(84,579)
Distributions from joint venture - Majestic 21	104,500	--
Increase in cash surrender value of life insurance	(22,500)	(22,500)
Payment of employee expense with treasury stock	--	2,000
Decrease (increase) in:
Accounts receivable - trade	(180,484)	452,046
Inventories	(1,840,059)	(1,495,168)
Prepaid incomes taxes	248,958	--
Prepaid expenses and other current assets	(383,360)	(409,533)
(Decrease) increase in:
Accounts payable	380,131	29,292
Accrued compensation	(482,425)	(216,500)
Accrued expenses and other current liabilities	(255,920)	(111,519)
Income taxes payable	374,042	(124,999)
Customer deposits	(66,339)	792,919

Net cash used in operating activities	(627,623)	(18,596)

Cash flows from investing activities:
Purchase of investments	--	(1,346,355)
Purchase of property, plant and equipment	(152,345)	(460,112)

Net cash used in investing activities	(152,345)	(1,806,467)

Cash flows from financing activities:
Payment of cash dividends	(1,217,618)	(807,826)
Proceeds from exercise of employee stock options	11,734	103,528
Purchase of treasury stock	--	(100,000)

Net cash used in financing activities	(1,205,884)	(804,298)

Decrease in cash and cash equivalents	(1,985,852)	(2,629,361)
Cash and cash equivalents at beginning of quarter	14,368,183	14,588,332

Cash and cash equivalents at end of quarter	$12,382,331	$11,958,971

Supplemental disclosure of cash flow information
Interest Paid	$--	$--

Income taxes paid	$150,000	$685,000

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended February 4, 2006 and February 5, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended February 4, 2006 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s November 5, 2005 Annual Report on Form 10-K.

As discussed below in Note 3, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, effective November 6, 2005. The Company adopted the modified prospective transition method provided under SFAS No. 123(R) and consequently has not adjusted results for prior periods.

2. Inventories

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at February 4, 2006 and November 5, 2005 are summarized as follows:

	February 4 2006	November 5 2005
	(Unaudited)
Raw materials	$1,200,172	$810,550
Work-in-process	144,478	119,932
Finished homes	9,462,399	8,145,376
Pre-owned manufactured homes	431,503	325,887
Model home furniture and other	150,993	147,741

	$11,389,545	$9,549,486

3. Accounting for Stock Based Compensation

At February 4, 2006, the Company had a stock incentive plan (the “Plan”), which authorizes the issuance of options to purchase common stock. Prior to November 6, 2005, the company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25. Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended February 5, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective November 6, 2005, the company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of November 6, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to November 6, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No.123(R) on November 6, 2005, this statement did not have a material effect on the Company’s net income and earning per share for the quarter ended February 4, 2006.

NOBILITY HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No.123 to options granted under the company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

Three Months Ended February 5, 2005
Net Income, as reported	$1,072,780
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects	(5,263)

Pro Forma Net Income	$1,067,517

Earnings per share
Basic -- as reported	$0.27

Basic -- pro forma	$0.26

Diluted -- as reported	$0.26

Diluted -- pro forma	$0.26

4. Earnings Per Share

	Three Months Ended
	February 4 2006	February 5 2005
Net income	$1,490,437	$1,072,780

Weighted average shares outstanding:
Basic	4,059,025	4,034,994
Add: common stock equivalents	96,106	112,151

Diluted	4,155,131	4,147,145

Earnings per share:
Basic	$0.37	$0.27

Diluted	$0.36	$0.26

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

REVENUE RECOGNITION

The Company recognizes revenue for the majority of retail sales upon the occurrence of the following:

•	its receipt of a down payment (or with cash sales, its receipt of total payments),
•	construction of the home is complete,
•	title having passed to the retail home buyer,
•	funds having been deposited into the Company's bank account,
•	the home having been delivered and set up at the retail home buyer’s site, and
•	completion of any other significant obligations.

The Company recognizes revenues to independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

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

6. Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“FAS 154”). FAS 154 replaces APB No. 20, “Accounting Changes”, and FAS 3, “Reporting Changes in Interim Financial Statements”. FAS 154 changes the accounting for, and reporting of, a change in accounting principle. FAS 154 requires retrospective application to the prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impractical to do so. FAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Currently, the Company is not aware of any financial impact that the adoption of this Statement will have on its consolidated financial statements.

7. Commitments and Contingent Liabilities

The Company has been subject to an ongoing Internal Revenue Service (“IRS”) examination for the years ended November 6, 2004 and November 1, 2003. The IRS Agent’s report for fiscal years 2004 and 2003 proposes additional taxes of approximately $426,000 and $732,000, respectively, which relates to a potential accumulated earnings tax. Management intends to vigorously contest the IRS Agent’s position. Accordingly, no accrual has been made in the accompanying consolidated financial statements for the contested tax adjustments since the ultimate liability, if any, cannot be reasonably estimated at this time. Any ultimate liability related to this accumulated earnings tax is not expected to be material in relation to the consolidated financial position of the Company, but could be material in relation to the earnings of the period in which a determination occurs.

NOBILITY HOMES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three month periods ended February 4, 2006 and February 5, 2005, results of operations are as follows. Total net sales in first quarter 2006 increased 19% to $13,750,595 compared to $11,511,134 in the first quarter of 2005. The increased sales in first quarter of 2006 were primarily due to 33% increase in sales from the Company’s retail sales centers. First quarter sales of fiscal 2006, historically our weakest quarter, continued to be adversely impacted by the very competitive and difficult environment in the manufacturing housing industry. First quarter sales of fiscal year 2006, although a strong sales quarter for our retail organization, were adversely impacted by the volatile pricing in lumber, OSB, sheetrock, steel and oil related products and services. Overall, most construction materials, including materials used in the set-up of our homes, have increased or fluctuated widely in price over the past year with little price stability in sight. Nobility continues to out-perform the industry, however in the near term we anticipate continued pressure on both sales and earnings resulting from these factors. Management remains optimistic for fiscal 2006, convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent in the Company. With an improving economy, declining unemployment claims, and increasing but still low interest rates in 2006, management expects the demand for our homes to grow. Increased demand should also result from building replacement homes from the hurricanes in autumn of 2004. The Company is well positioned to capitalize on the demand in the future by controlling the retail distribution, financing, and insuring of our homes and by being financially sound to take advantage of opportunities as they develop.

Gross profit as a percentage of net sales was 29.9% in first quarter 2006 compared to 27.9% in first quarter 2005. The increase in gross profit, as a percentage of sales, in first quarter 2006 was primarily due to increased sales at the Company’s retail sales centers.

Selling, general and administrative expenses as a percent of net sales were 15.7% in first quarter of 2006 compared to 15.6% in the first quarter of 2005.

The Company earned interest on cash equivalents and investments in the amount of $199,009 for the first quarter of 2006 compared to $128,118 for the first quarter of 2005. The increased interest income was primarily due to a change in the investment portfolio to long-term marketable securities to obtain a higher yield.

The Company earned from Majestic 21 $101,545 in the first quarter of 2006 compared to $84,579 for the first quarter of 2005. Income reported for Majestic 21 results from the Company’s 50% share in the equity in the earnings of this joint venture. Majestic 21 is a financing joint venture accounted for under the equity method of accounting. Income for the joint venture fluctuates due to higher amortization of prepaid finance charges on the portfolio. The Company believes that Majestic’s historical loss experience has been favorably impacted by its ability to resell foreclosed/repossessed homes through its network of retail sales centers.

As a result of the factors discussed above, earnings for the first quarter of 2006 were $1,490,437 or $.36 per diluted share compared to $1,072,780 or $.26 per diluted share for the first quarter 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $12,382,331 at February 4, 2006 compared to $14,368,183 at November 5, 2005. Short and long-term investments were $12,219,346 at February 4, 2006 compared to $12,247,591 at November 5, 2005. Working capital was $17,777,947 at February 4, 2006 as compared to $17,555,635 at November 5, 2005. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $11,389,545 at February 4, 2006, from $9,549,486 at November 5, 2005 primarily due to an increase in the number of Prestige retail homes in various stages of completion on customer’s home sites.

Nobility paid an annual cash dividend of $0.30 per common share for fiscal year 2005 on January 13, 2006 in the amount of $1,217,618. On January 14, 2005 the Company paid an annual cash dividend of $0.20 per common share for fiscal year 2004 in the amount of $807,826.

In January 2005, the Company purchased land for a new Prestige retail sales center in Punta Gorda, Florida for a purchase price of $350,000.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At February 4, 2006 and November 5, 2005, there were no amounts outstanding under this agreement.

NOBILITY HOMES, INC.

Nobility’s operations may require significant capital expenditures during fiscal 2006 compared to fiscal 2005, as the Company looks to increase manufacturing plant capacity and purchase some of our current retail sales centers locations that are currently leased. A more aggressive stock buy back, in part to reduce the total number of small shareholders and to cover option grants, may require additional capital requirements. Working capital requirements for any increase in the new home inventory for existing and any new retail sales centers will be met with internal sources.

Critical Accounting Policies and Estimates

The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

REVENUE RECOGNITION

The Company recognizes revenue for the majority of retail sales upon the occurrence of the following:

•	its receipt of a down payment (or with cash sales, its receipt of total payments),
•	construction of the home is complete,
•	title having passed to the retail home buyer,
•	funds having been deposited into the Company’s bank account,
•	the home having been delivered and set up at the retail home buyer•s site, and
•	completion of any other significant obligations.

The Company recognizes revenues to independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

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

Forward-Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws, including our statement that working capital requirements will be met with internal sources. Although Nobility believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, increasing material costs, continued excess retail inventory, increase in repossessions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack and any armed conflict involving the United States and the impact of inflation.

NOBILITY HOMES, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Certain of the Company’s financial instruments are subject to market risk, including interest rate and equity price risks; however, due to the makeup of our investment portfolio this market risk is considered minimal. The Company manages its exposure to these risks through its regular operating and financing activities.

We do not engage in investing in or trading market risk sensitive financial instruments. We also do not purchase for investing, hedging, or for purposes “other than trading” financial instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency, commodity price, or equity price risk. The Company’s financial instruments are not currently subject to foreign currency or commodity risk. The Company has no financial instrument held for trading purposes.

We do not have any indebtedness as of February 4, 2006. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of February 4, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financing reporting.

NOBILITY HOMES, INC.
Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1, Item 3 and Item 5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects stock repurchases made by the Company during the quarter ended February 4, 2006:

Issuer Repurchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate $ Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 6, 2005 -
December 3, 2005	--	--	--	100,000
December 4, 2005 -
December 31, 2005	--	--	--	100,000
January 1, 2006 -
February 4, 2006	--	--	--	100,000

(1)     Since 1999, the Company’s board of directors has authorized a share repurchase program that permits the Company to repurchase 100,000 shares of its common stock, subject to compliance with applicable legal restrictions and so long as the repurchases would not have the effect of causing the Company’s common stock to be delisted from trading.  Until revoked, the share repurchase limit is automatically reset at 100,000 shares after any repurchases are made under the program.

Item 4. Submission of Matters to a Vote of Security Holders

a.	The annual Meeting of the Shareholders was held on March 3, 2006. The only matter to come before the meeting was the election of directors.
b.	The vote to elect a board of five directors was as follows:

	For	Against	Abstain	Not Voted
Terry E. Trexler	3,823,819	0	33,537	201,369
Richard C. Barberie	3,823,809	0	33,547	201,369
Robert P. Holliday	3,823,819	0	33,537	201,369
Robert P. Saltsman	3,823,819	0	33,537	201,369
Thomas W. Trexler	3,823,819	0	33,537	201,369

Item 6. Exhibits

31.	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.	(a)	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350

(b)	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350

NOBILITY HOMES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.
DATE: March 20, 2006	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer
DATE: March 20, 2006	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer
DATE: March 20, 2006	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer