Form 10-Q
period 2006-05-06
NOBILITY HOMES INC
filed 2006-06-20
CIK 72205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 6, 2006

Commission File number 0-6506

NOBILITY HOMES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1166102
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)
3741 S.W. 7th Street
Ocala, Florida	34474
(Address of principal executive offices)	(Zip Code)

(352) 732-5157

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No _______ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ______ Accelerated filer ______ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _________; No X .

The number of shares of the registrant’s common stock, $.10 par value, outstanding as of June 20, 2006 was 4,029,415.

NOBILITY HOMES, INC.

INDEX

		Page Number
PART I	Financial Information
Item 1	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of May 6, 2006 and
	November 5, 2005	3
	Consolidated Statements of Income and Comprehensive
	Income for the three and six months ended May 6, 2006 and
	May 7, 2005	4
	Consolidated Statements of Cash Flows for the six months
	ended May 6, 2006 and May 7, 2005	5
	Notes to Consolidated Financial Statements
Item 2	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4	Controls and Procedures	15
PART II	Other Information
Item 1A	Risk Factors	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 5	Other Information	16
Item 6	Exhibits	16
Signatures		17

NOBILITY HOMES, INC.
CONSOLIDATED BALANCE SHEETS

	May 6, 2006	November 5, 2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,007,962	$14,368,183
Short-term investments	439,252	414,526
Accounts receivable - trade	1,671,396	250,376
Inventories	12,004,945	9,549,486
Prepaid income taxes	--	248,958
Prepaid expenses and other current assets	780,350	484,109
Deferred income taxes	217,828	225,245

Total current assets	26,121,733	25,540,883
Property, plant and equipment, net	3,949,666	3,791,558
Long-term investments	11,768,838	11,833,065
Other investments	1,919,957	1,819,494
Other assets	2,116,862	2,071,862

Total assets	$45,877,056	$45,056,862

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,815,264	$1,390,218
Accrued compensation	1,144,532	1,311,854
Accrued expenses and other current liabilities	851,847	1,318,657
Income taxes payable	28,042	--
Customer deposits	3,556,869	3,964,519

Total current liabilities	7,396,554	7,985,248
Deferred income taxes	2,152	2,152

Total liabilities	7,398,706	7,987,400

Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value, 500,000
shares authorized, none issued	--	--
Common stock, $.10 par value, 10,000,000
shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	9,004,459	9,005,610
Retained earnings	37,287,908	35,096,462
Accumulated other comprehensive income	191,336	174,027
Less treasury stock at cost, 1,335,492 and
1,306,182 shares, respectively, in 2006 and 2005	(8,541,844)	(7,743,128)

Total stockholders' equity	38,478,350	37,069,462

Total liabilities and stockholders' equity	$45,877,056	$45,056,862

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	May 6, 2006	May 7, 2005	May 6, 2006	May 7, 2005
Net sales	$16,689,420	$15,529,132	$30,396,062	$27,040,266
Cost of goods sold	(11,741,282)	(10,960,299)	(21,334,889)	(19,260,000)

Gross profit	4,948,138	4,568,833	9,061,173	7,780,266
Selling, general and administrative expenses	(2,435,645)	(2,206,848)	(4,589,763)	(3,999,718)

Operating income	2,512,493	2,361,985	4,471,410	3,780,548

Other income:
Interest income	182,633	135,491	381,642	263,609
Undistributed earnings in joint venture - Majestic 21	103,418	102,355	204,963	186,934
Earnings from finance revenue sharing agreement	96,000	--	96,000	--
Miscellaneous income	18,083	9,171	22,049	10,691

	400,134	247,017	704,654	461,234

Income before provision for income taxes	2,912,627	2,609,002	5,176,064	4,241,782
Provision for income taxes	(994,000)	(917,000)	(1,767,000)	(1,477,000)

Net income	1,918,627	1,692,002	3,409,064	2,764,782
Other comprehensive income, net of tax:
Unrealized investment gain	14,601	12,246	17,309	38,896

Comprehensive income	$1,933,228	$1,704,248	$3,426,373	$2,803,678

Weighted average number of shares outstanding
Basic	4,043,850	4,034,240	4,051,396	4,034,617
Diluted	4,140,970	4,145,603	4,148,013	4,146,093
Earnings per share
Basic	$0.47	$0.42	$0.84	$0.69
Diluted	$0.46	$0.41	$0.82	$0.67
Cash dividends paid per common share	$--	$--	$0.30	$0.20

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	May 6, 2006	May 7, 2005
Cash flows from operating activities:
Net income	$3,409,064	$2,764,782
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	149,656	135,662
Amortization of bond premium	64,227	54,082
Undistributed earnings in joint venture - Majestic 21	(204,963)	(186,934)
Distributions from joint venture - Majestic 21	104,500	--
Increase in cash surrender value of life insurance	(45,000)	(45,000)
Payment of employee expense with treasury stock	--	2,000
Decrease (increase) in:
Accounts receivable - trade	(1,421,020)	575,709
Inventories	(2,455,459)	(1,873,059)
Prepaid income taxes	248,958	--
Prepaid expenses and other current assets	(296,241)	(282,893)
(Decrease) increase in:
Accounts payable	425,046	(107,774)
Accrued compensation	(167,322)	157,695
Accrued expenses and other current liabilities	(466,810)	93,927
Income taxes payable	28,042	(503,000)
Customer deposits	(407,650)	1,192,887

Net cash (used in) provided by operating activities	(1,034,972)	1,978,084

Cash flows from investing activities:
Purchase of investments	--	(3,608,991)
Proceeds from maturity of short- term investments	--	500,000
Purchase of property, plant and equipment	(307,764)	(648,896)

Net cash used in investing activities	(307,764)	(3,757,887)

Cash flows from financing activities:
Payment of cash dividends	(1,217,618)	(807,826)
Proceeds from exercise of employee stock options	21,633	187,953
Purchase of treasury stock	(821,500)	(494,925)

Net cash used in financing activities	(2,017,485)	(1,114,798)

Decrease in cash and cash equivalents	(3,360,221)	(2,894,601)
Cash and cash equivalents at beginning of year	14,368,183	14,588,332

Cash and cash equivalents at end of period	$11,007,962	$11,693,731

Supplemental disclosure of cash flow information
Interest paid	$--	$--

Income taxes paid	$1,490,000	$1,980,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended May 6, 2006 and May 7, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the placecountry-regionUnited States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 6, 2006 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s November 5, 2005 Annual Report on Form 10-K.

As discussed below in Note 3, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, effective November 5, 2005. The Company adopted the modified prospective transition method provided under SFAS No. 123(R) and consequently has not adjusted results for prior periods.

2.	Inventories

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at May 6, 2006 and November 5, 2005 are summarized as follows:

	May 6, 2006	November 5, 2005
	(Unaudited)
Raw materials	$1,114,639	$810,550
Work-in-process	140,370	119,932
Finished homes	10,206,995	8,145,376
Pre-owned manufactured homes	390,672	325,887
Model home furniture and other	152,269	147,741

	$12,004,945	$9,549,486

3.	Product Warranties

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. For estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends, the activity in the liability for product warranty are as follows:

	Quarter Ended
	May 6, 2006	May 7, 2005
Beginning accrued warranty expense	$215,000	$185,000
Less: reduction for payments	(292,943)	(190,719)
Plus: additions to accrual	292,943	190,719

Ending accrued warranty expense	$215,000	$185,000

4.	Accounting for Stock Based Compensation

At May 6, 2006, the Company had a stock incentive plan (the “Plan”), which authorizes the issuance of options to purchase common stock. Prior to November 6, 2005, the company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25. Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Income and Comprehensive Income for the three and six months ended May 7, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective November 5, 2005, the company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of November 5, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to November 6, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No.123(R) on November 5, 2005, this statement did not have a material effect on the Company’s net income and earnings per share for the three and six months ended May 6, 2006. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No.123 to options granted under the company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended May 7, 2005	Six Months Ended May 7, 2005
Net income, as reported	$1,692,002	$2,764,782
Deduct: Total stock-based employee compensation
determined under fair value based method for all
awards, net of related tax effects	(5,263)	(10,526)

Pro forma net income	$1,686,739	$2,754,256

Earnings per share
Basic - as reported	$0.42	$0.69
Basic - pro forma	$0.42	$0.68
Earnings per share
Diluted - as reported	$0.41	$0.67
Diluted - pro forma	$0.41	$0.66

5.	Earnings Per Share

	Three Months Ended		Six Months Ended
	May 6, 2006	May 7, 2005	May 6, 2006	May 7, 2005
Net income	$1,918,627	$1,692,002	$3,409,064	$2,764,782

Weighted average shares outstanding:
Basic	4,043,850	4,034,240	4,051,396	4,034,617
Add: common stock equivalents	97,120	111,363	96,617	111,476

Diluted	4,140,970	4,145,603	4,148,013	4,146,093

Earnings per share:
Basic	$0.47	$0.42	$0.84	$0.69

Diluted	$0.46	$0.41	$0.82	$0.67

6.	Critical Accounting Policies and Estimates

The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

REVENUE RECOGNITION
The Company recognizes revenue from its retail sales upon the occurrence of the following:

•	its receipt of a down payment,
•	construction of the home is complete,
•	home has been delivered and set up at the retail home buyer's site, and title has been transferred to the retail home buyer,
•	remaining funds have been released by the finance company (financed sales transaction), or cash has been received from the home buyer (cash sales transaction),
•	completion of any other significant obligations.

The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: Commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at May 6, 2006 or November 5, 2005.

INVESTMENT IN MAJESTIC 21
Majestic 21 was formed in 1997 when we contributed $250,000 for a 50% interest in this joint venture. Our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)), also contributed $250,000 for their 50% interest. We have been allocated our share of net income and distributions on a 50/50 basis since that time. Majestic 21 is managed by the employees of 21st Mortgage based on a Servicing Agreement between Majestic 21 and 21st Mortgage Corporation. Majestic 21 has no employees. All of the operations are handled by the employees of 21st Mortgage. We receive monthly reports which we review and ask any necessary questions. We have several partner meetings throughout the year to discuss prior results, current issues, and plans for future operations. Management has deemed 21st Mortgage Corporation to be the primary beneficiary as they (1) would absorb a majority of the variable interest entity’s expected losses (21st Mortgage holds the commercial paper on the loans in Majestic 21‘s portfolio; Nobility Homes is only limited to their investment in Majestic 21) and (2) do receive the majority of the entity’s residual returns (21st Mortgage receives servicing fees on the loans originated through Majestic 21). While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,669,957 as of May 6, 2006 and $1,569,494 as of November 5, 2005. However, based on management’s evaluation, there was no impairment of this investment at May 6, 2006 or November 5, 2005. In addition, the Company is not obligated to repurchase any foreclosed/repossessed units of Majestic 21 as it does not have a repurchase agreement or any other guarantees with Majestic 21. While the Company does resell foreclosed/repossessed units of Majestic 21 through the Company’s network of retail centers as we believe it benefits the historical loss experience of the joint venture, we earn commissions from reselling such foreclosed/repossessed units and have historically not recorded any material losses in connection with this activity.

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

7.	Commitments and Contingent Liabilities

Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., operates as an independent insurance agent. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile, and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which leads us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at May 6, 2006 or November 5, 2005.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing dealer floor plan financing arrangements for independent dealers of its manufactured homes. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18 – 24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements amounted to approximately $443,000 and $617,000 at May 6, 2006 and November 5, 2005, respectively. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the dealers who are identified at an elevated risk of default and applies a probability of default based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreement(s) in fiscal years 2006 or 2005.

The Company has been subject to an ongoing Internal Revenue Service (“IRS”) examination for the years ended November 6, 2004 and November 1, 2003. The IRS Agent’s report for fiscal years 2004 and 2003 proposes additional taxes of approximately $426,000 and $732,000, respectively, which relates to a potential accumulated earnings tax. In the opinion of management, it is not probable that a liability has been incurred as of November 5, 2005 as the Company intends to vigorously contest the IRS Agent’s position and believes that they can substantiate the need to retain accumulated earnings within the Company. Any ultimate liability related to this accumulated earnings tax is not expected to be material in relation to the consolidated financial position of the Company, but could be material in relation to the earnings of the period in which a determination occurs.

Item 2. Managements Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for three and six months ended May 6, 2006 and May 7, 2005.

	Three Months Ended		Six Months Ended
	May 6, 2006	May 7, 2005	May 6, 2006	May 7, 2005
Homes sold through Company owned
sales centers	181	209	362	353
Homes sold to independent dealers	80	75	119	146
Total new factory built homes produced	263	281	500	536
Less: intercompany	183	206	381	390
Average new manufactured home price - retail	$71,052	$57,725	$67,255	$58,453
Average new manufactured home price - wholesale	$34,796	$29,906	$34,165	$29,789
As a percent of net sales:
Gross profit from the Company owned retail
sales centers	22.1%	20.9%	21.8%	20.1%
Gross profit from the manufacturing facilities	19.0%	20.6%	18.2%	19.2%

For the three and six month periods ended May 6, 2006 and May 7, 2005, results of operations are as follows. Total net sales in second quarter 2006 increased 7.5% to $16,689,420 compared to $15,529,132 in the second quarter 2005. Total net sales for the first six months of 2006 increased 12.4% to $30,396,062 compared to $27,040,266 for the first six months of 2005. Overall net sales increased due to good economic conditions for homebuyers in our market area, low mortgage interest rates, low unemployment, strong new job starts and Florida’s population growth helped improve our sales. Increases in the average new manufactured home retail and wholesale prices also contributed to the increase in net sales. Price increases were caused in part by the rising costs of material in items such as lumber, OSB, steel, insulation, roof shingles and other petroleum-related products. While we did not manufacture any FEMA units for temporary housing for hurricanes victims, we believe the hurricanes positively impacted our retail sales in 2005. Management remains optimistic for fiscal 2006, convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent in the Company. The Company is well positioned to capitalize on the demand in the future by controlling the retail distribution, financing, and insuring of our homes and by being financially sound to take advantage of opportunities as they develop.

Cost of goods sold at our manufacturing facilities include: materials, direct and indirect labor, and manufacturing expenses (which consists of factory occupancy, salary and salary related delivery costs, mobile home service costs and other manufacturing expenses).

Cost of goods sold at our retail sales centers include: appliances, air conditioners, electrical and plumbing hook-ups, furniture, insurance, impact and permit fees, land and home fees, manufactured home, service warranty, setup contractor, setup display, skirting, steps, well and septic tank and other expenses.

Gross profit as a percentage of net sales was 29.7% in second quarter 2006 compared to 29.4% in second quarter 2005 and was 29.8% for the first six months of 2006 compared to 28.8% for the first six months of 2005. The increase in gross profit at the Company’s owned retail sales centers is primarily due to the increase in the average retail selling price and the increase in the average gross profit on each retail home sold. The decrease in the gross profit from the manufacturing facilities which included homes built for both Company owned retail sales centers and independent dealers resulted primarily from material costs that were adversely impacted by the volatile pricing in lumber, OSB, sheetrock, steel and oil related products and services, and direct and indirect labor costs that, due to the backlog (sales orders already in process) were not covered by the increased wholesale selling price.

Selling, general and administrative expenses as a percent of net sales was 14.6% in second quarter of 2006 compared to 14.2% in the second quarter of 2005 and was 15.1% for the first six months of 2006 compared to 14.8% for the first six months of 2005. The increase in selling, general and administrative expenses resulted from the increase in accrued compensation expenses directly related to the increased sales. Selling, general and administrative expenses at our manufacturing facility include salaries, professional services, advertising and promotions, corporate expense, employee benefits, office equipment and supplies and utilities. Selling, general and administrative expenses at our retail sales center include: advertising, retail sales centers expenses, salary and salary related, professional fees, corporate expense, employee benefit, office equipment and supplies, utilities and travel. Selling, general and administrative expenses at the insurance company include: advertising, professional fees and office supplies.

Insurance revenues in second quarter 2006 were $106,691 compared to $69,671 in the second quarter 2005. Total insurance revenues for the first six months of 2006 were $175,090 compared to $134,584 for the first six months of 2005. These increases resulted from increased contingency payments earned based on participation of profitability with insurance companies due to low claims, as well as new policies generated and renewal of existing policies. The insurance revenues were reclassified to be recorded at net versus gross. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., operates as an independent insurance agent. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile, and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which leads us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at May 6, 2006 or November 5, 2005.

The Company earned from Majestic 21 $103,418 in the second quarter of 2006 compared to $102,355 for the second quarter of 2005. For the first six months of 2006 the Company earned from Majestic 21 $204,963 compared to $186,934 for the first six months of 2005. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,669,957 as of May 6, 2006 and $1,569,494 as of November 5, 2005. However, based on management’s evaluation, there was no impairment of this investment at May 6, 2006 or November 5, 2005. In addition, the Company is not obligated to repurchase any foreclosed/repossessed units of Majestic 21 as it does not have a repurchase agreement or any other guarantees with Majestic 21. While the Company does resell foreclosed/repossessed units of Majestic 21 through the Company’s network of retail centers as we believe it benefits the historical loss experience of the joint venture, we earn commissions from reselling such foreclosed/repossessed units and have historically not recorded any material losses in connection with this activity.

The Company reported earnings for the first time from the finance revenue sharing agreement in the amount of $96,000 in second quarter 2006. We are accounting for our finance revenue sharing agreement with Majestic 21 under the cost method of accounting. As this finance revenue sharing agreement is between 21st Mortgage Corporation, Prestige Home Centers, Inc, and Majestic Homes, Inc. and no separate entity has been formed, no variable interest entity exists and therefore, no analysis was done in relation to FIN 46R. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement. However, the Company has no risk of loss. All expenses related to the repossession, foreclosure, and liquidation are reimbursed by the mortgage corporation. No losses have been incurred in connection with the finance revenue sharing agreement.

The Company earned interest on cash equivalents and investments in the amount of $182,633 for the second quarter of 2006 compared to $135,491 for the second quarter of 2005. For the first six months 2006 interest earned on cash equivalents and investments were $381,642 compared to $263,609 in the first six months of 2005. The increased interest income was primarily due to a change in the investment portfolio to long-term marketable securities to obtain a higher yield.

As a result of the factors discussed above, earnings for the second quarter of 2006 were $1,918,627 or $.46 per diluted share compared to $1,692,002 or $.41 per diluted share for the second quarter 2005. For the first six months of 2006 earnings were $3,409,064 or $0.82 per diluted share compared to $2,764,782 or $0.67 per diluted share in the second quarter 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $11,007,962 at May 6, 2006 compared to $14,368,183 at November 5, 2005. Short and long-term investments were $12,208,090 at May 6, 2006 compared to $12,247,591 at November 5, 2005. Working capital was $18,725,179 at May 6, 2006 as compared to $17,555,635 at November 5, 2005. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $12,004,945 at May 6, 2006, from $9,549,486 at November 5, 2005 primarily due to an increase in the number of inventory homes at the Company’s retail sales centers and retail homes in various stages of completion on customer’s home sites. Customer deposits continued to decrease to a normal historic level. Customer deposits had increased in fiscal 2005 because of customers buying replacement homes due to the hurricanes of 2004 and 2005.

Nobility paid an annual cash dividend of $0.30 per common share for fiscal year 2005 on January 13, 2006 in the amount of $1,217,618. On January 14, 2005 the Company paid an annual cash dividend of $0.20 per common share for fiscal year 2004 in the amount of $807,826.

Nobility repurchased in the open market 32,000 shares of its common stock for $821,500 during the first six months of 2006.

In January 2005, the Company purchased land for a new Prestige retail sales center in placeCityPunta Gorda, StateFlorida for a purchase price of $350,000.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At May 6, 2006 and November 5, 2005, there were no amounts outstanding under this agreement.

Nobility’s operations may require significant capital expenditures during fiscal 2006 compared to fiscal 2005, as the Company looks to increase manufacturing plant capacity and purchase some of our current retail sales centers locations that are currently leased and open new retail sales centers in Florida. A more aggressive stock buy back, in part to reduce the total number of small shareholders and to cover option grants, may require additional capital requirements. Working capital requirements will be met with internal sources.

Critical Accounting Policies and Estimates

The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

REVENUE RECOGNITION
The Company recognizes revenue from its retail sales upon the occurrence of the following:

•	its receipt of a down payment,
•	construction of the home is complete,
•	home has been delivered and set up at the retail home buyer's site, and title has been transferred to the retail home buyer,
•	remaining funds have been released by the finance company (financed sales transaction), or cash has been received from the home buyer (cash sales transaction),
•	completion of any other significant obligations.

The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: Commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at May 6, 2006 or November 5, 2005.

INVESTMENT IN MAJESTIC 21
Majestic 21 was formed in 1997 when we contributed $250,000 for a 50% interest in this joint venture. Our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)), also contributed $250,000 for their 50% interest. We have been allocated our share of net income and distributions on a 50/50 basis since that time. Majestic 21 is managed by the employees of 21st Mortgage based on a Servicing Agreement between Majestic 21 and 21st Mortgage Corporation. Majestic 21 has no employees. All of the operations are handled by the employees of 21st Mortgage. We receive monthly reports which we review and ask any necessary questions. We have several partner meetings throughout the year to discuss prior results, current issues, and plans for future operations. Management has deemed 21st Mortgage Corporation to be the primary beneficiary as they (1) would absorb a majority of the variable interest entity’s expected losses (21st Mortgage holds the commercial paper on the loans in Majestic 21‘s portfolio; Nobility Homes is only limited to their investment in Majestic 21) and (2) do receive the majority of the entity’s residual returns (21st Mortgage receives servicing fees on the loans originated through Majestic 21). While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,669,957 as of May 6, 2006 and $1,569,494 as of November 5, 2005. However, based on management’s evaluation, there was no impairment of this investment at May 6, 2006 or November 5, 2005. In addition, the Company is not obligated to repurchase any foreclosed/repossessed units of Majestic 21 as it does not have a repurchase agreement or any other guarantees with Majestic 21. While the Company does resell foreclosed/repossessed units of Majestic 21 through the Company’s network of retail centers as we believe it benefits the historical loss experience of the joint venture, we earn commissions from reselling such foreclosed/repossessed units and have historically not recorded any material losses in connection with this activity.

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

We do not have any indebtedness as of May 6, 2006. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.	Controls and Procedures

A.	Based on their evaluation as of the end of the fiscal period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed in this report was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

Part II.   OTHER INFORMATION AND SIGNATURES

Item 1a. Risk Factors

There have been no material changes in the Company’s risk factors since November 5, 2005. See risk factors at November 5, 2005 within the Company’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects stock repurchases made by the Company during the quarter ended May 6, 2006:

Issuer Repurchases of Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate $ Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 5, 2006
- March 4, 2006	5,000	(1)	$25.41	5,000	100,000
March 5, 2006 -
April 4, 2006	27,000	(1)	$25.68	27,000	100,000
April 5, 2006 -
May 6, 2006	--		--	--	100,000

_________________
(1)   Shares repurchased by the Company in open-market transactions.
(2)   Since 1999, the Company's board of directors has authorized a share repurchase program that permits the Company to repurchase 100,000 shares of its common stock, subject to compliance with applicable legal restrictions and so long as the repurchases would not have the effect of causing the Company's common stock to be delisted from trading. Until revoked, the share repurchase limit is automatically reset at 100,000 shares after any repurchases are made under the share repurchase program. On June 2, 2006 the Board of Directors increased the authorization to 200,000 shares under the repurchase program.

Item	5. Other Information

On April 6, 2006 the Company received Securities and Exchange Commission (the "Commission") staff comments on its 2005 Form 10-K and 2006 first quarter Form 10-Q regarding clarification of certain items. The Company responded to the Commission on April 19, 2006. On May 17, 2006 the Company received second staff comment letter regarding proper recognition and disclosure of FIN 45 and 46R. The Company responded to the Commission on June 6, 2006 and has not received any further staff comments.

Item 6.	Exhibits

31.	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and
Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and
Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.	(a)	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350
	(b)	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.
DATE: June 20, 2006	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer
DATE: June 20, 2006	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer
DATE: June 20, 2006	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer