Form 10-Q
period 2006-08-05
NOBILITY HOMES INC
filed 2006-09-19
CIK 72205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 5, 2006

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

The number of shares of the registrant’s common stock, $.10 par value, outstanding as of September 18, 2006 was 3,998,473.

NOBILITY HOMES, INC.

INDEX

		Page Number
PART I	Financial Information
Item 1	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of August 5, 2006 and
	November 5, 2005	3
	Consolidated Statements of Income and Comprehensive
	Income for the three and nine months ended August 5, 2006 and
	August 6, 2005	4
	Consolidated Statements of Cash Flows for the nine months
	ended August 5, 2006 and August 6, 2005	5
	Notes to Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4	Controls and Procedures	13
PART II	Other Information
Item 1A	Risk Factors	14
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6	Exhibits	14
Signatures		15

NOBILITY HOMES, INC.
CONSOLIDATED BALANCE SHEETS

	August 5, 2006	November 5, 2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,969,630	$14,368,183
Short-term investments	405,722	414,526
Accounts receivable - trade	862,082	250,376
Inventories	12,265,684	9,549,486
Prepaid income taxes	228,957	248,958
Prepaid expenses and other current assets	695,178	484,109
Deferred income taxes	227,887	225,245

Total current assets	26,655,140	25,540,883
Property, plant and equipment, net	3,942,636	3,791,558
Long-term investments	11,736,725	11,833,065
Other investments	2,130,348	1,819,494
Other assets	2,139,362	2,071,862

Total assets	$46,604,211	$45,056,862

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,312,491	$1,390,218
Accrued compensation	852,290	1,311,854
Accrued expenses and other current liabilities	728,205	1,318,657
Customer deposits	3,715,522	3,964,519

Total current liabilities	6,608,508	7,985,248
Deferred income taxes	2,152	2,152

Total liabilities	6,610,660	7,987,400

Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value, 500,000
shares authorized, none issued	--	--
Common stock, $.10 par value, 10,000,000
shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	9,002,256	9,005,610
Retained earnings	38,963,128	35,096,462
Accumulated other comprehensive income	167,865	174,027
Less treasury stock at cost, 1,338,759 and
1,306,182 shares, respectively, in 2006 and 2005	(8,676,189)	(7,743,128)

Total stockholders' equity	39,993,551	37,069,462

Total liabilities and stockholders' equity	$46,604,211	$45,056,862

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 5, 2006	August 6, 2005	August 5, 2006	August 6, 2005
Net sales	$14,892,812	$13,652,618	$45,288,874	$40,692,884
Cost of goods sold	(10,587,683)	(9,744,681)	(31,922,572)	(29,004,681)

Gross profit	4,305,129	3,907,937	13,366,302	11,688,203
Selling, general and administrative expenses	(2,132,441)	(1,894,821)	(6,722,204)	(5,894,539)

Operating income	2,172,688	2,013,116	6,644,098	5,793,664

Other income:
Interest income	199,723	162,924	581,365	426,533
Undistributed earnings in joint venture - Majestic 21	105,391	94,276	310,354	281,210
Earnings from finance revenue sharing agreement	105,000	--	201,000	--
Miscellaneous income	55,417	10,428	77,466	21,119

	465,531	267,628	1,170,185	728,862

Income before provision for income taxes	2,638,219	2,280,744	7,814,283	6,522,526
Provision for income taxes	(963,000)	(780,000)	(2,730,000)	(2,257,000)

Net income	1,675,219	1,500,744	5,084,283	4,265,526
Other comprehensive income, net of tax:
Unrealized investment gain	(23,471)	22,254	(6,162)	61,150

Comprehensive income	$1,651,748	$1,522,998	$5,078,121	$4,326,676

Weighed average number of shares outstanding
Basic	4,032,126	4,045,982	4,044,949	4,038,405
Diluted	4,131,566	4,090,861	4,139,992	4,077,268
Earnings per share
Basic	$0.42	$0.37	$1.26	$1.06
Diluted	$0.41	$0.37	$1.23	$1.05
Cash dividends paid per common share	$--	$--	$0.30	$0.20

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	August 5, 2006	August 6, 2005
Cash flows from operating activities:
Net income	$5,084,283	$4,265,526
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	224,484	201,192
Amortization of bond premium	96,340	88,346
Undistributed earnings in joint venture - Majestic 21	(310,354)	(281,210)
Distribution from joint venture - Majestic 21	104,500	--
Undistributed earnings from finance revenue
sharing agreement	(201,000)	--
Distribution from finance revenue sharing agreement	96,000	--
Increase in cash surrender value of life insurance	(67,500)	(67,500)
Payment of employee expense with treasury stock	--	2,000
Decrease (increase) in:
Accounts receivable - trade	(611,706)	486,818
Inventories	(2,716,198)	(2,506,390)
Prepaid income taxes	20,001	(62,263)
Prepaid expenses and other current assets	(211,069)	(283,151)
(Decrease) increase in:
Accounts payable	(77,727)	(185,502)
Accrued compensation	(459,564)	(171,021)
Accrued expenses and other current liabilities	(590,452)	(8,109)
Income taxes payable	--	(617,737)
Customer deposits	(248,997)	276,516

Net cash provided by operating activities	131,041	1,137,515

Cash flows from investing activities:
Purchase of investments	--	(3,611,142)
Proceeds from maturity of short- term investments	--	500,000
Purchase of property, plant and equipment	(375,562)	(737,435)

Net cash used in investing activities	(375,562)	(3,848,577)

Cash flows from financing activities:
Payment of cash dividends	(1,217,618)	(807,826)
Proceeds from exercise of employee stock options	40,886	403,586
Purchase of treasury stock	(977,300)	(494,925)

Net cash used in financing activities	(2,154,032)	(899,165)

Decrease in cash and cash equivalents	(2,398,553)	(3,610,227)
Cash and cash equivalents at beginning of year	14,368,183	14,588,332

Cash and cash equivalents at end of period	$11,969,630	$10,978,105

Supplemental disclosure of cash flow information
Interest paid	$--	$--

Income taxes paid	$2,710,000	$2,937,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended August 5, 2006 and August 6, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended August 5, 2006 are not necessarily indicative of the results of the full fiscal year.

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

2.    Inventories

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at August 5, 2006 and November 5, 2005 are summarized as follows:

	August 5, 2006	November 5, 2005
	(Unaudited)
Raw materials	$1,016,390	$810,550
Work-in-process	153,157	119,932
Finished homes	10,585,589	8,145,376
Pre-owned manufactured homes	368,530	325,887
Model home furniture and other	142,018	147,741

	$12,265,684	$9,549,486

3.    Product Warranties

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. For estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends, the activity in the liability for product warranty are as follows:

	Quarter Ended
	August 5, 2006	August 6, 2005
Beginning accrued warranty expense	$215,000	$195,000
Less: reduction for payments	(245,584)	(221,074)
Plus: additions to accrual	245,584	221,074

Ending accrued warranty expense	$215,000	$195,000

4.    Accounting for Stock Based Compensation

At August 5, 2006, the Company had a stock incentive plan (the “Plan”), which authorizes the issuance of options to purchase common stock. Prior to November 6, 2005, the company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25. Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Income and Comprehensive Income for the three and nine months ended August 6, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective November 5, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the nine months ended August 5, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of November 5, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to November 6, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS No.123(R) on November 5, 2005, the implementation did not have a material effect on the Company’s net income and earnings per share for the three and nine months ended August 5, 2006. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No.123 to options granted under the company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended August 6, 2005	Nine Months Ended August 6, 2005
Net income, as reported	$1,500,744	$4,265,526
Deduct: Total stock-based employee compensation
determined under fair value based method for all
awards, net of related tax effects	(5,263)	(15,789)

Pro forma net income	$1,495,481	$4,249,737

Earnings per share
Basic - as reported	$0.37	$1.06
Basic - pro forma	$0.37	$1.05
Earnings per share
Diluted - as reported	$0.37	$1.05
Diluted - pro forma	$0.37	$1.04

5.    Earnings Per Share

	Three Months Ended		Nine Months Ended
	August 5, 2006	August 6, 2005	August 5, 2006	August 6, 2005
Net income	$1,675,219	$1,500,744	$5,084,283	$4,265,526

Weighted average shares outstanding:
Basic	4,032,126	4,045,982	4,044,949	4,038,405
Add: common stock equivalents	99,440	44,879	95,043	38,863

Diluted	4,131,566	4,090,861	4,139,992	4,077,268

Earnings per share:
Basic	$0.42	$0.37	$1.26	$1.06

Diluted	$0.41	$0.37	$1.23	$1.05

6.    Commitments and Contingent Liabilities

Mountain Financial, Inc., a subsidiary of Prestige Home Centers, Inc., operates as an independent insurance agent. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile, and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which leads us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at August 5, 2006 or November 5, 2005.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing dealer floor plan financing arrangements for independent dealers of its manufactured homes. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18 – 24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements amounted to approximately $1,632,000 and $617,000 at August 5, 2006 and November 5, 2005, respectively. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction of revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the dealers who are identified at an elevated risk of default and applies a probability of default based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment of revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreement(s) during the nine months ended August 5, 2006 and August 6, 2005.

The Company has been subject to an ongoing Internal Revenue Service (“IRS”) examination, which is now in the appeals process, for the years ended November 6, 2004 and November 1, 2003. The IRS Agent’s report for fiscal years 2004 and 2003 proposes additional taxes of approximately $426,000 and $732,000, respectively, which relates to a potential accumulated earnings tax. In the opinion of management, it is not probable that a liability has been incurred as of August 5, 2006 as the Company intends to vigorously contest the IRS Agent’s position and believes that they can substantiate the need to retain accumulated earnings within the Company. Any ultimate liability related to this accumulated earnings tax is not expected to be material in relation to the consolidated financial position of the Company, but could be material in relation to the earnings of the period in which a determination occurs.

Item 2. Managements Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for three and nine months ended August 5, 2006 and August 6, 2005.

	Three Months Ended		Nine Months Ended
	August 5, 2006	August 6, 2005	August 5, 2006	August 6, 2005
Homes sold through Company owned
sales centers	177	174	539	527
Homes sold to independent dealers	51	61	170	207
Total new factory built homes produced	218	246	718	782
Less: intercompany	167	185	548	575
Average new manufactured home price - retail	$69,445	$62,198	$67,974	$59,600
Average new manufactured home price - wholesale	$34,674	$30,457	$34,319	$29,999
As a percent of net sales:
Gross profit from the Company owned retail
sales centers	22.5%	22.3%	22.1%	20.8%
Gross profit from the manufacturing facilities -	16.9%	16.8%	17.8%	18.4%
including intercompany sales

For the three and nine month periods ended August 5, 2006 and August 6, 2005, results of operations are as follows. Total net sales in third quarter 2006 increased 9.1% to $14,892,812 compared to $13,652,618 in the third quarter 2005. Total net sales for the first nine months of 2006 increased 11.3% to $45,288,874 compared to $40,692,884 for the first nine months of 2005. Overall net sales increased due to good economic conditions for homebuyers in our market area, low mortgage interest rates, low unemployment, strong new job starts and Florida’s overall population growth. Increases in the average of new manufactured home retail and wholesale prices also contributed to the increase in net sales. Price increases were caused in part by the rising costs of material in items such as lumber, oriented strand board (OSB), steel, insulation, roof shingles and other petroleum-related products. While we did not manufacture any FEMA units for temporary housing for hurricane victims, we believe the hurricanes positively impacted our retail sales in 2005 by driving sales for replacement homes. Management remains optimistic for fiscal 2006, convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent in the Company. The Company is well positioned to capitalize on the demand in the future by controlling the retail distribution, financing, and insuring of our homes and by being financially sound to take advantage of opportunities as they develop.

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

Gross profit as a percentage of net sales was 28.9% in third quarter 2006 compared to 28.6% in third quarter 2005 and was 29.5% for the first nine months of 2006 compared to 28.7% for the first nine months of 2005. The increase in gross profit at the Company’s owned retail sales centers is primarily due to the increase in the average retail selling price and the increase in the average gross profit on each retail home sold. The decrease in the gross profit from the manufacturing facilities which included homes built for both Company owned retail sales centers and independent dealers resulted primarily from material costs that were adversely impacted by the volatile pricing in lumber, OSB, sheetrock, steel and oil related products and services, and direct and indirect labor costs.

Selling, general and administrative expenses as a percent of net sales was 14.3% in third quarter of 2006 compared to 13.9% in the third quarter of 2005 and was 14.8% for the first nine months of 2006 compared to 14.5% for the first nine months of 2005. The increase in selling, general and administrative expenses resulted from the increase in compensation expenses directly related to the increased sales. Selling, general and administrative expenses at our manufacturing facility includes salaries, professional services, advertising and promotions, corporate expense, employee benefits, office equipment and supplies and utilities. Selling, general and administrative expenses at our retail sales center includes: advertising, retail sales centers expenses, salary and salary related, professional fees, corporate expense, employee benefit, office equipment and supplies, utilities and travel. Selling, general and administrative expenses at the insurance company include: advertising, professional fees and office supplies.

Insurance revenues in third quarter 2006 were $76,389 compared to $75,608 in the third quarter 2005. Total insurance revenues for the first nine months of 2006 were $251,479 compared to $210,193 for the first nine months of 2005. These increases resulted from increased contingency payments earned based on participation of profitability with insurance companies due to low claims, as well as new policies generated and renewal of existing policies. The insurance revenues were reclassified to be recorded at net versus gross. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., operates as an independent insurance agent. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile, and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which leads us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at August 5, 2006 or November 5, 2005.

The Company earned from Majestic 21 $105,391 in the third quarter of 2006 compared to $94,276 for the third quarter of 2005. For the first nine months of 2006 the Company earned from Majestic 21 $310,354 compared to $281,210 for the first nine months of 2005.

The Company reported earnings from the finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes Inc. in the amount of $105,000 in third quarter 2006 for a total of $201,000 for fiscal year 2006.

The Company earned interest on cash equivalents and investments in the amount of $199,723 for the third quarter of 2006 compared to $162,924 for the third quarter of 2005. For the first nine months 2006 interest earned on cash equivalents and investments were $581,365 compared to $426,533 in the first nine months of 2005. The increased interest income was primarily due to higher interest rates on the variable rate portion of our cash balances.

As a result of the factors discussed above, earnings for the third quarter of 2006 were $1,675,219 or $0.41 per diluted share compared to $1,500,744 or $0.37 per diluted share for the third quarter 2005. For the first nine months of 2006 earnings were $5,084,283 or $1.23 per diluted share compared to $4,265,526 or $1.05 per diluted share for the first nine months of 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $11,969,630 at August 5, 2006 compared to $14,368,183 at November 5, 2005. Short and long-term investments were $12,142,447 at August 5, 2006 compared to $12,247,591 at November 5, 2005. Working capital was $20,046,632 at August 5, 2006 as compared to $17,555,635 at November 5, 2005. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $12,265,684 at August 5, 2006, from $9,549,486 at November 5, 2005 primarily due to an increase in the number of inventory homes at the Company’s retail sales centers and retail homes in various stages of completion on customer’s home sites. Customer deposits continued to decrease to a normal historic level. Customer deposits had increased in fiscal 2005 because of customers buying replacement homes due to the hurricanes of 2004 and 2005.

Nobility paid an annual cash dividend of $0.30 per common share for fiscal year 2005 on January 13, 2006 in the amount of $1,217,618. On January 14, 2005 the Company paid an annual cash dividend of $0.20 per common share for fiscal year 2004 in the amount of $807,826.

Nobility repurchased in the open market 37,800 shares of its common stock for $977,300 during the first nine months of 2006.

In January 2005, the Company purchased land for a new Prestige retail sales center in Punta Gorda, Florida for a purchase price of $350,000.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At August 5, 2006 and November 5, 2005, there were no amounts outstanding under this agreement.

Nobility’s operations may require significant capital expenditures during fiscal 2006 compared to fiscal 2005, as the Company looks to increase manufacturing plant capacity through plant expansion and purchase some of our current retail sales centers locations that are currently leased and open new retail sales centers in Florida. A more aggressive stock buy back, in part to reduce the total number of small shareholders and to cover option grants, may require additional capital requirements. Working capital requirements will be met with internal sources.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at August 5, 2006 or November 5, 2005.

INVESTMENT IN MAJESTIC 21
Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21‘s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,775,348 as of August 5, 2006 and $1,569,494 as of November 5, 2005. However, based on management’s evaluation, there was no impairment of this investment at August 5, 2006 or November 5, 2005.

The Company is not obligated to repurchase any foreclosed/repossessed units of Majestic 21 as it does not have a repurchase agreement or any other guarantees with Majestic 21. While the Company does resell foreclosed/repossessed units of Majestic 21 through the Company’s network of retail centers as we believe it benefits the historical loss experience of the joint venture. We earn commissions from reselling such foreclosed/repossessed units and have historically not recorded any material losses in connection with this activity.

FINANCE REVENUE SHARING AGREEMENT
The finance revenue sharing agreement is between 21st Mortgage Corporation, Prestige Home Centers, Inc, and Majestic Homes, Inc. and no separate entity has been formed. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement. However, the Company has only minimal risk of loss. No losses have been incurred in connection with the finance revenue sharing agreement.

GOODWILL
Between 1995 and 1998 the Company acquired retail sales centers that were accounted for using the purchase method of accounting. As a result, goodwill is reflected on the consolidated balance sheets. A valuation was performed by the Company and it was determined that the estimated fair value of the goodwill in the accounts exceeded its book value. There is no assurance that the value of the acquired sales centers will not decrease in the future due to changing business conditions.

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

We do not have any indebtedness as of August 5, 2006. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects stock repurchases made by the Company during the quarter ended August 5, 2006:

Issuer Repurchases of Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate $ Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 7, 2006
-- June 3, 2006	--		--	--	200,000
June 4, 2006 -
July 1, 2006	3,300	(1)	$27.28	3,300	200,000
July 2, 2006 -
August 5, 2006	2,500	(1)	$26.31	2,500	200,000

(1)     Shares repurchased by the Company in open-market transactions.

(2)     Since 1999, the Company’s board of directors has authorized a share repurchase program that permits the Company to repurchase 100,000 shares of its common stock, subject to compliance with applicable legal restrictions and so long as the repurchases would not have the effect of causing the Company’s common stock to be delisted from trading. On June 2, 2006 the Board of Directors increased the authorization from 100,000 to 200,000 shares under the repurchase program. Until revoked, the share repurchase limit is automatically reset at 200,000 shares after any repurchases are made under the share repurchase program.

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

NOBILITY HOMES, INC.
DATE: September 18, 2006	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer
DATE: September 18, 2006	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer
DATE: September 18, 2006	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer