Form 10-K
period 2006-11-04
NOBILITY HOMES INC
filed 2007-01-30
CIK 72205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 4, 2006

Commission file number 0-6506

NOBILITY HOMES, INC.
(Name of issuer in its charter)

Florida	59-1166102
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3741 S.W. 7th Street
Ocala, Florida	34474
(Address of principal executive offices)	(Zip Code)

(352) 732-5157
(Issuer’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.10 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [_]   No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]   No [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant (1,371,271 shares) based on the closing price on the Nasdaq Global Market on May 5, 2006 (the last business day of the most recent second quarter) was $37,833,367.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 26, 2007
Common Stock	4,082,143

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Proxy statement dated February 2, 2007 for Annual	Part III, Item 10-14
Meeting of Shareholders to be held March 2, 2007

FORM 10-K

CROSS-REFERENCE INDEX

        Certain information required to be included in this Form 10-K is also included in the registrant’s Proxy Statements used in connection with its 2007 Annual Meeting of Shareholders to be held on March 2, 2007 (“2007 Proxy Statement”). The following cross-reference index shows the page locations in the 2007 Proxy Statement of that information which is incorporated by reference into the Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 2007 Proxy Statement are not required to be included in this Form 10-K and should not be considered a part hereof.

	PART I	Form 10-K	2007 Proxy Statement
Item 1	Business	2
Item 1A	Risk Factors	4
Item 1B	Unresolved Staff Comments	9
Item 2	Properties	9
Item 3	Legal Proceedings	10
Item 4	Submission of Matters to a Vote of Security Holders	10
	PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6	Selected Financial Data	12
Item 7	Management's Discussion and Analysis of Financial Condition and Results Of Operations	12
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8	Financial Statements and Supplementary Data
	Index to Consolidated Financial Statements	18
	Report of Independent Registered Certified Public Accounting Firm	19
	Consolidated Balance Sheets	20
	Consolidated Statements of Income and Comprehensive Income	21
	Consolidated Statements of Changes in Stockholders' Equity	22
	Consolidated Statements of Cash Flows	23
	Notes to Consolidated Financial Statements	24
Item 9	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure	37
Item 9A	Controls and Procedures	37
Item 9B	Other Information	37
	PART III
Item 10	Directors, Executive Officers, and Corporate Governance	37	3
Item 11	Executive Compensation	38	6
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38	2
Item 13	Certain Relationships, Related Transactions and Director Independence	38	11
Item 14	Principal Accountant Fees and Services	38	11
	PART IV
Item 15	Exhibits, Financial Statement Schedules
	(a)1. Financial Statements	39
	2. Financial Statement Schedules	39
	3. Exhibits	39
SIGNATURES		41
Exhibit Index		42

PART I

Item 1.	Description of Business

Nobility Homes, Inc., a Florida corporation incorporated in 1967, designs, manufactures and sells a broad line of manufactured homes through a network of its own retail sales centers throughout Florida. Nobility also sells its manufactured homes on a wholesale basis to independent manufactured home retail dealers and manufactured home communities.

Manufactured Homes

Nobility’s homes are available in approximately 100 active models sold under the trade names “Kingswood,” “Springwood,” “Springwood Special,” “Tropic Isle Special,” “Regency Manor Special,” and “Special Edition.” The homes, ranging in size from 700 to 2,650 square feet and containing from one to five bedrooms, are available in:

• double-wide widths of 24, 26, 28 and 32 feet ranging from 32 to 76 feet in length;
•    triple-wide widths of 36, 38 and 42 feet ranging from 46 to 72 feet in length; and
• quad-unit 2 sections 28 feet long by 48 feet long and 2 sections 28 feet long by 52 feet long.

Nobility’s homes are sold primarily as unfurnished dwellings ready for permanent occupancy. Interiors are designed and color coordinated in a range of decors. Depending on the size of the unit and quality of appliances and other appointments, retail prices for Nobility’s homes typically range from approximately $30,000 to $100,000. Most of the prices of Nobility’s homes are considered by it to be within the low to medium price range of the industry.

Both of Nobility’s manufacturing plants utilize assembly line techniques in manufactured home production. Both plants manufacture and assemble the floors, sidewalls, end walls, roofs and interior cabinets for their homes. Nobility purchases, from outside suppliers, various other components that are built into its homes including the axles, frames, tires, doors, windows, pre-finished sidings, plywood, ceiling panels, lumber, rafters, insulation, gypsum board, appliances, lighting and plumbing fixtures, carpeting and drapes. Nobility is not dependent upon any one particular supplier for its raw materials or component parts, and is not required to carry significant amounts of inventory to assure itself of a continuous allotment of goods from suppliers.

Nobility’s two manufacturing plants operated at an average of approximately 57% of their single shift capacity in fiscal 2006, 65% in 2005 and 60% in 2004, respectively.

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

The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product. Nobility’s homes are delivered by outside trucking companies. Nobility estimates that it can compete effectively within a range of approximately 350 miles from its manufacturing plants. During the last three fiscal years, substantially all of Nobility’s sales were made in Florida.

Retail Sales

Prestige Home Centers, Inc. operates 19 retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 86%, 83% and 72% of Nobility’s sales during fiscal 2006, 2005 and 2004, respectively.

Each of Prestige’s retail sales centers is located within 350 miles of Nobility’s two manufacturing facilities. Prestige owns the land at four of its retail sales centers and leases the remaining 15 retail sales centers from unaffiliated parties under leases with terms between one and three years with renewal options.

The primary customers of Prestige are homebuyers who generally purchase manufactured homes to place on their own home sites. Prestige operates its retail sales centers with a model home concept. Each of the homes displayed at its retail sales centers is furnished and decorated as a model home. Although the model homes may be purchased from Prestige’s model home inventory, generally, customers order homes which are shipped directly from the factory to their home site. Prestige sales generally are to purchasers living within a radius of approximately 100 miles from the selling retail lot.

In fiscal 1997, Nobility entered into a joint venture agreement with 21st Century Mortgage Corporation to provide financing to retail customers purchasing homes from Prestige. Additionally, financing for home purchases is provided by several other independent sources that specialize in manufactured housing lending and numerous banks that finance manufactured home purchases. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources, nor does Prestige itself finance customers’ new home purchases. During fiscal 2004, Nobility entered into a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige and Majestic Homes, Inc. without forming a separate entity. For more information about the revenue sharing arrangement, see “Note 3” to the financial statements beginning on page 29.

The retail sale of manufactured homes is a highly competitive business. Because of the large number of retail sales centers located throughout Nobility’s market area, potential customers typically can find several sales centers within a 100 mile radius of their present home. Prestige competes with over 100 other retailers in its primary market area, some of which may have greater financial resources than Prestige. In addition, manufactured homes offered by Prestige compete with conventional site-built housing.

Insurance Services

Mountain Financial, Inc., a subsidiary of Prestige Home Centers, Inc., operates as an independent insurance agent. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile, and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which leads us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations for fiscal years 2006, 2005 and 2004. Its revenues were approximately $335,000, $305,000 and $251,000 in fiscal 2006, 2005 and 2004, respectively.

Wholesale Sales to Manufactured Home Communities

Nobility currently sells its homes on a wholesale basis exclusively through four full-time salespersons to approximately 40 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s customers other than its subsidiary, Prestige, sell homes produced by several manufacturers. No customer accounted for more than 10% of Nobility’s total sales in fiscal 2006 and 2005, and no customer other than Mobile Home Lifestyles accounted for more than 10% of Nobility’s total sales in fiscal 2004. Mobile Home Lifestyles, which operates multiple manufactured home communities, accounted for approximately $6.7 million, or 13%, of Nobility’s total sales in fiscal 2004.

Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a “floor plan” basis where the financial institution obtains a security interest in all or part of the dealer’s manufactured home inventory. Nobility, from time-to-time, enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer’s default, Nobility will, at the lender’s request, repurchase the home provided that Nobility’s liability will not exceed the manufacturer’s invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within one year after a home is sold to the dealer, and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale. The repurchase is usually conditioned upon the dealer’s insolvency. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. Nobility was not required to repurchase any homes during fiscal 2006, 2005 or 2004. For additional information, see “Notes to Consolidated Financial Statements.” Nobility does not finance retail sales of new homes for customers of its independent dealers.

Nobility does not generally offer consigned inventory programs or other credit terms to its customers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, Nobility may offer extended terms to unrelated park dealers who do a high volume of business with Nobility. In order to stimulate sales, Nobility sells homes for display to selected manufactured home communities on special terms. The high visibility of Nobility’s homes in such communities generates additional sales of its homes through such dealers.

Regulation

The manufacture, distribution and sale of homes is subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development has adopted national construction and safety standards that have priority over existing state standards. In addition, HUD regulations require that manufactured homes be constructed to more stringent wind load and thermal standards. Compliance with these standards involves approval by a HUD approved engineering firm of engineering plans and specifications on all models. HUD has also promulgated rules requiring producers of manufactured homes to utilize wood products certified by their suppliers to meet HUD’s established limits on formaldehyde emissions and to place in each home written notice to prospective purchasers of possible adverse reaction from airborne formaldehyde in homes. HUD’s standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. In addition, some components of manufactured homes may also be subject to Consumer Product Safety Commission standards and recall requirements. Nobility also manufactures modular homes which are required to comply with the standard building code established by the Florida Department of Community Affairs.

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

Nobility’s homes are subject to the requirements of the Magnuson-Moss Warranty Act and Federal Trade Commission rulings which regulate warranties on consumer products. Nobility provides a limited warranty of one year on the structural components of its homes.

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

Employees

As of January 5, 2007, Nobility had 208 full-time employees, including 77 employed by Prestige. Approximately 94 employees are factory personnel compared to approximately 139 in such positions a year ago, and 106 are in management, administrative, supervisory, sales and clerical positions (including 69 management and sales personnel employed by Prestige) compared to approximately 116 a year ago. In addition, Nobility employs part-time employees when necessary.

Nobility makes contributions toward employees’ group health and life insurance and to the Nobility 401(k) plan. Nobility, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.

Item 1A.	Risk Factors

COMPANY RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. You should carefully consider the following risks, together with the information provided elsewhere in our Form 10-K and Annual Report. The risks described below are not the only ones facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

THE MANUFACTURED HOUSING INDUSTRY IS HIGHLY CYCLICAL, WHICH MAY CAUSE OUR REVENUES AND OPERATING RESULTS TO FLUCTUATE.

The manufactured and modular housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past. We are subject to volatility in operating results due to external factors beyond our control such as:

•	availability of retail financing;
•	the level and stability of interest rates;
•	unemployment trends;
•	impact of hurricanes or seasonal weather conditions;
•	the availability of wholesale financing;
•	housing supply and demand;
•	defaults by retail customers resulting in repossessions;
•	industry level of used or repossessed manufactured homes;
•	international tensions and hostilities;
•	levels of consumer confidence;
•	inventory levels;
•	regulatory and zoning matters;
•	access to capital markets;
•	changes in general economic conditions; and
•	commodity prices.

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

THE MANUFACTURED HOUSING INDUSTRY IS EXPERIENCING A SIGNIFICANT DOWNTURN, WHICH MAY CAUSE US TO INCUR REDUCTIONS IN OUR OPERATING AND NET INCOME.

Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. Annual shipments have declined from approximately 350,000 to 120,000 in 2006. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of homes securing defaulted loans. Other causes of the downturn include a reduced number of consumer lenders in the traditional chattel (home-only) lending sector, higher interest rates on home-only loans and generally unfavorable economic conditions. These factors have resulted in declining wholesale shipments, excess manufacturing and retail locations and surplus inventory.

As a result of the foregoing factors, based on industry data, we estimate that approximately 54% of all industry retail locations have closed since 1999 and that industry manufacturers have closed 120 manufacturing facilities, representing 36% of the industry’s manufacturing facilities.

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

THE MANUFACTURED HOUSING INDUSTRY IS VERY COMPETITIVE AND OUR INABILITY TO COMPETE EFFECTIVELY COULD LIMIT OUR GROWTH.

The manufactured and modular housing industry is highly competitive and some of our competitors are larger and have stronger balance sheets and cash flow, as well as greater access to capital, than we do. Competition at both the manufacturing and retail levels is based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in our market. In addition, our homes compete with repossessed homes that are offered for sale in our market. A number of our manufacturing competitors also have their own retail distribution systems and consumer finance and insurance operations. The ability to offer consumer finance and insurance products may provide some larger competitors with an advantage. Based on retail sales, the ten largest manufacturers accounted for approximately 80% of the retail manufactured housing market. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. Because barriers to entry for manufactured housing retailers are low, we believe that where wholesale floor plan financing is available, it is relatively easy for new retailers to enter into our market as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including new and existing site-built homes, apartments, townhouses and condominiums. If we are unable to compete effectively in this environment, our retail sales, wholesale shipments and operating results could be reduced. As a result, our growth could be limited.

THE REDUCED AVAILABILITY OF CONSUMER FINANCING COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR SALES VOLUME.

The reduced availability of financing from third party lenders for our retail customers could continue to affect our sales volume. Our retailers, as well as retail buyers of our products, generally secure financing from third party lenders, which, in the case of manufactured housing, have been negatively affected by adverse loan experience. For example, Conseco, Associate, Chase and GreenPoint, which have been very important lenders for customers of ours and of our dealers in the 1990‘s, have withdrawn from the manufactured housing finance business. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. In addition, home-only financing is at times more difficult to obtain than the financing for site-built homes. Reduced availability of such financing, tightened underwriting standards, and high interest rates are currently having an adverse effect on the manufactured housing business and our housing sales. In addition, quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. There can be no assurance that affordable retail financing for manufactured or modular homes will be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations.

Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. For example, since 1999 floor plan lenders have tightened credit availability and Conseco Finance and Deutsche Financial Services, which accounted for approximately 45% of wholesale floor plan financing, have exited that business in the manufactured housing industry and Transamerica and Bombardier’s manufactured housing wholesale finance businesses have been acquired by General Electric Corp. There are currently three national lending institutions that specialize in providing wholesale floor plan financing to manufactured housing retailers. Reduced availability of floor plan lending may affect the inventory levels of our independent retailers, their number of retail sales centers and related wholesale demand.

IF WE EXPERIENCE A SHORTAGE OF RAW MATERIALS, OR THE PRICE OF RAW MATERIALS INCREASES, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

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

WE SELF-INSURE SOME OF OUR PROPERTY, AND IN THE EVENT OF SIGNIFICANT LOSSES, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

For cost reasons, we do not maintain casualty insurance on some of our property, including the inventory at our retail centers, our plant machinery and plant inventory. We do maintain casualty insurance on our corporate buildings and manufacturing plants, however, we are not insured for the full value of those properties. If we experience significant losses resulting from disasters such as hurricanes, tornados, floods or fires for which we are not fully insured, it could have a material adverse affect on our operating results and financial condition.

OUR GEOGRAPHIC CONCENTRATION IN FLORIDA COULD ADVERSELY AFFECT OUT BUSINESS.

We are concentrated geographically in Florida which could adversely affect our business. In fiscal year 2006, approximately 100% of our revenues were generated in Florida. A decline in the demand for manufactured housing in Florida, a decline in the economy of Florida, and the impact of hurricanes in Florida or other adverse conditions could have a material adverse affect on our results of operations.

IF THE MANUFACTURED HOUSING INDUSTRY DOES NOT SECURE FAVORABLE ZONING REGULATIONS FOR OUR HOMES, OUR SALES COULD DECLINE.

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

IF OUR CONTINGENT LIABILITIES BECOME ACTUAL LIABILITIES THAT WE MUST SATISFY, WE MAY INCUR LOSSES OR EXPERIENCE A REDUCTION IN EARNINGS.

We have, and will continue to have, contingent wholesale repurchase obligations which could become actual obligations that we must satisfy. We may incur losses under these wholesale repurchase obligations or be required to fund these or other contingent obligations that would reduce our earnings. In connection with a floor plan arrangement for our home shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period 12 to 18 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. The difference between the gross repurchase price and the price at which the repurchased manufactured home can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. During fiscal 2006 and 2005, there were no losses incurred under these repurchase agreements. We estimate that our potential obligations under such repurchase agreements were approximately $1,397,000 in 2006 and $617,000 in 2005. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.

Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case.

WE ARE DEPENDENT ON PRESTIGE HOME CENTER’S ABILITY TO SELL OUR MANUFACTURED HOMES, AND IF IT IS NOT SUCCESSFUL, WE MAY EXPERIENCE A DECLINE IN OUR REVENUE AND OPERATING RESULTS.

During fiscal 2006 approximately 77% of our wholesale shipments of manufactured homes were sold through Prestige Home Centers, our own retail distribution network. If Prestige’s retail sales are adversely affected by changes in conditions such as economic, demographics, weather, repossessions, unemployment trends, interest rates, availability of retail financing, personnel, and housing demand, our revenue and operating results could decline.

WE ARE DEPENDENT ON INDEPENDENT RETAILERS TO SELL OUR HOMES, AND THE LOSS OF A SIGNIFICANT RETAILER OR OUR INABILITY TO ESTABLISH RELATIONS WITH INDEPENDENT RETAILERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR SALES AND OPERATING RESULTS.

If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline and our operating results could suffer. During fiscal 2006 and fiscal 2005, approximately 23% of our wholesale shipments of manufactured homes were made to independent retail locations in Florida. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Furthermore, our presence as a competitor limits potential sales to dealers located in the same geographic area serviced by Prestige retail sales centers. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent as they are subject to industry, economic, demographic and seasonal trends similar to the ones we face. If we do not establish and maintain relationships with solvent independent retailers in our market, sales could decline.

WE ARE DEPENDENT ON THE ABILITY OF 21ST MORTGAGE CORPORATION AND MAJESTIC 21 TO OPERATE A FINANCIALLY SUCCESSFUL BUSINESS, AND IF THEIR OPERATIONS ARE NOT FINANCIALLY SUCCESSFUL, WE COULD EXPERIENCE A LOSS OF SOME OR ALL OF OUR INVESTMENTS.

During fiscal 1997, we contributed $250,000 for a 50% interest in a joint venture with 21st Mortgage Corporation, to provide mortgage financing on our manufactured homes sold by our retail division. As a 50% partner we do not have any legal authority to manage or control this partnership’s operations. During fiscal 2004 we transferred $250,000 from our existing joint venture in Majestic 21 in order to participate in a new finance revenue sharing agreement with 21st Mortgage Corporation. This revenue sharing agreement will continue to provide mortgage financing to customers who qualify for such mortgage financing, and who purchase homes through our Prestige Homes retail sales centers. The management of 21st Mortgage Corporation has industry experience in managing, servicing and collecting loan portfolios; however, many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in the delinquency rate that results from improper servicing or mortgage loan performance in general could adversely affect the profitability and cash flow from the loan portfolio for Majestic 21. Majestic 21 makes loans to borrowers that it believes are credit worthy based on its credit guidelines. However, the ability of these customers to repay their loans may be affected by a number of factors, including, but not limited to national, regional and local economic conditions; changes or continued weakness in specific industry segments; natural hazard risks affecting the region in which the borrower resides; and employment, financial or life circumstances. Therefore, these operations are not financially successful, our results may also be adversely affected, and we could lose some or all of our investments.

WE ARE DEPENDENT ON TWO EXECUTIVE OFFICERS, AND THE LOSS OR PROLONGED ABSENCE OF EITHER OFFICER COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

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

WE ARE CONTROLLED BY TWO SHAREHOLDERS, WHICH COULD ALLOW THEM TO SIGNIFICANTLY INFLUENCE OUR CORPORATE DIRECTION AND LIMIT THE ABILITY OF OUR OTHER SHAREHOLDERS TO APPROVE TRANSACTIONS THEY DEEM TO BE IN THEIR BEST INTERESTS.

Approximately 65% of our outstanding common stock is beneficially owned or controlled by our Chairman and CEO, Terry Trexler and our Executive Vice President and President of Prestige Home Centers, Tom Trexler. As a result, these shareholders, acting together, are able to determine the outcome of elections of our directors and thereby control the management of our business.

OUR STOCK PRICE IS VOLATILE AND COULD EXPERIENCE SIGNIFICANT PRICE AND VOLUME FLUCTUATIONS FROM TIME TO TIME.

Our common stock price has been volatile and may continue to be volatile. The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include the perceived prospects of our business and the manufactured housing industry as a whole; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts’ recommendations or projections; changes affecting the availability of financing in the wholesale and consumer lending markets; future issuances of our common stock for stock options or acquisitions; actions or announcements by competitors; lack of liquidity in our stock; changes in the regulatory environment in which we operate; and changes in general economic or market conditions. In addition, stock markets generally experience significant price and volume volatility from time to time which may adversely affect the market price of our common stock for reasons unrelated to our performance. All of these factors may adversely impact the market prices of our common stock in the future.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS AND ANY CHANGE IN THOSE REGULATIONS COULD SIGNIFICANTLY INCREASE OUR COSTS, WHICH COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

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

IF OUR GOODWILL BECOMES IMPAIRED, OUR EXPECTED EARNINGS COULD BE SUBSTANTIALLY REDUCED.

A portion of our total assets at fiscal year end 2006 consisted of goodwill, all of which is attributable to our retail operations. Effective in fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill. Instead, we review goodwill at least annually to determine whether it has become impaired. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Our goodwill could be impaired if developments affecting the acquired locations of our retail operations lead us to conclude that the earnings we expect to derive from the acquired locations of our retail operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.

OUR WARRANTY CLAIMS COULD EXCEED OUR RESERVE, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATION.

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

IF WE ARE UNABLE TO COMPLY WITH SARBANES-OXLEY – SECTION 404 BY FISCAL YEAR END 2008, OUR STOCK PRICE MAY DECLINE AND OUR BUSINESS MAY BE ADVERSELY AFFECTED.

By fiscal year end 2008, we must comply with Section 404 of the Sarbanes-Oxley Act which requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. Section 404 also will require our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting for fiscal 2009. If we fail to meet our deadline for adoption or we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal controls, it could have an adverse effect on our business and stock price.

Item 1B	Unresolved Staff Comments

None.

Item 2.	Properties

As of November 4, 2006, Nobility owned and operated two manufacturing plants:

Location	Approximate Size
3741 SW 7th Street	72,000 sq ft.
Ocala, Florida(1)
6432 SE 115th Lane	33,500 sq. ft.
Belleview, Florida(2)

(1)Nobility’s Ocala facility is a 72,000 square foot plant and is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility’s corporate offices. The plant, which is of metal construction, is in good condition and requires little maintenance.

(2)Nobility’s Belleview is a 33,500 square foot plant which is of metal and concrete construction. The property is in good condition and requires little maintenance.

Prestige has acquired the properties on which it’s Pace, Panama City, Yulee and Punta Gorda, Florida retail sales centers are located. Prestige leases the property for its other 15 retail sales centers.

Item 3.	Legal Proceedings

Certain claims and suits arising in the ordinary course of business have been filed or are pending against Nobility or Prestige. In the opinion of management, any related liabilities that might arise would be covered under terms of Nobility’s liability insurance policies or would not have a material adverse impact on Nobility’s consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Nobility’s common stock is listed on the Nasdaq Global Market under the symbol NOBH. The following table shows the range of high and low sales prices for the common stock for each fiscal quarter of 2006 and 2005.

	Fiscal Year End
Fiscal	November 4, 2006		November 5, 2005
Quarter	High	Low	High	Low
1st	$26.21	$25.57	$23.99	$19.50
2nd	26.53	26.03	24.00	19.50
3rd	27.91	27.43	28.60	23.00
4th	27.12	26.92	35.50	22.21

Holders

At January 23, 2007, the approximate number of holders of record of common stock was 196 (not including individual participants in security position listings).

Dividends

The Board of Directors declared an annual cash dividend of $0.50 per common share for fiscal year 2006, paid January 12, 2007 to stockholders of record as of January 2, 2007. The Company paid an annual cash dividend of $0.30 per common share for fiscal year 2005. The payment of future cash dividends is within the discretion of Nobility’s Board of Directors and will depend, among other factors, on Nobility’s earnings, capital requirements and operating and financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the fiscal year ended November 4, 2006. For further information, see Note 12 of “Notes to Consolidated Financial Statements.”

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	103,972	$21.53	391,028
Equity compensation
plans not approved
by security holders	None

Total	103,972	$21.53	391,028

Issuer Purchases of Equity Securities

Nobility repurchased in the open market 89,175 of its common stock during fiscal 2006.

Recent Sales of Unregistered Securities

Nobility has not sold any securities within the past three years which were not registered under the Securities Act.

Item 6.	Selected Financial Data

The following table sets forth Selected Financial Data for each of Nobility’s last five fiscal years. This information should be read in conjunction with Nobility’s consolidated financial statements (including the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

	Years Ended
	November 4, 2006	November 5, 2005	November 6, 2004	November 1, 2003	November 2, 2002
	(in thousands except per share data)
Total net sales	$59,958	$56,711	$50,019	$39,229	$37,916
Income from
operations	8,549	8,342	6,201	4,078	3,930
Other income	1,598	1,030	832	656	880
Net income	6,470	6,172	4,633	3,079	3,135
Weighted average shares
outstanding
Basic	4,049,172	4,043,394	4,016,797	3,996,424	4,107,748
Diluted	4,069,470	4,134,923	4,116,337	4,021,996	4,130,464
Earnings per share
Basic	$1.60	$1.53	$1.15	$.77	$.76
Diluted	$1.59	1.49	1.13	.77	.76
Total assets	47,135	45,057	39,975	32,705	27,496
Long term
obligations	-0-	-0-	-0-	-0-	-0-
Stockholders'
equity	41,683	37,069	31,374	26,816	23,779
Cash dividends
per common	$0.30	$0.20	$0.10	-0-	-0-
share

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Nobility’s primary focus is homebuyers who generally purchase their manufactured homes from retail sales centers to locate on property they own. Nobility has aggressively pursued this market through its Prestige retail sales centers. While Nobility actively seeks to make wholesale sales to independent retail dealers, its presence as a competitor limits potential sales to dealers located in the same geographic areas serviced by its Prestige retail sales centers.

Nobility has also aggressively targeted the retirement community market, which is made up of retirees moving to Florida and typically purchasing homes to be located on sites leased from park communities offering a variety of amenities. Sales are not limited by the presence of the Company’s Prestige retail sales centers in this type of arrangement, as the retirement community sells homes only within their community.

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal 2006, 2005 and 2004, Nobility’s product mix was affected by the number of “Special Edition” homes marketed by Prestige and by larger, more expensive multi-wide homes resulting from the availability of varied types of financing at competitive rates through our affiliates. Most family buyers today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement buyers who reside in the manufactured housing communities.

Nobility’s joint venture and finance revenue sharing agreement with 21st Mortgage Corporation and its subsidiaries provides mortgage financing to retail customers who purchase Nobility’s manufactured homes at Prestige retail sales centers. These agreements, which originate and service loans, have given Prestige more control over the financing aspect of the retail home sales process and allowed it to offer better services to its retail customers. Management believes that these agreements give Prestige an additional potential for profit by providing finance products to retail customers. In addition, management believes that Prestige has more input in the design of unique finance programs for prospective homebuyers, and that the joint venture has resulted in more profitable sales at its Prestige retail sales centers. For more information about the finance revenue sharing agreement, see “Note 3” to the financial statements beginning on page 29. In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers. Prestige also maintains several other outside financing sources that provide financing to retail homebuyers for its manufactured homes. In the future, Nobility may explore the possibility of underwriting its own mortgage loans for non-21st Mortgage loans.

Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent and mortgage broker, provides mortgage brokerage services, automobile, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes.

The years ended November 4, 2006 and November 5, 2005 consisted of a fifty-two (52) week period. The year ended November 6, 2004 consisted of a fifty-three (53) week period.

Results of Operation

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended November 4, 2006, November 5, 2005 and November 6, 2004.

	2006	2005	2004
Homes sold through Company owned
sales centers	714	744	600
Homes sold to independent dealers	208	261	438
Total new factory built homes produced	902	1044	1028
Less: intercompany	694	783	590
Average new manufactured home price - retail	$68,749	$59,887	$55,77	07
Average new manufactured home price - wholesale	$34,634	$30,578	$28,99	98
As a percent of net sales:
Gross profit from the Company owned retail
sales centers	22%	22%	21%
Gross profit from the manufacturing facilities -	18%	19%	18%

For fiscal years ended November 4, 2006, November 5, 2005 and November 6, 2004, results are as follows. Total net sales in fiscal 2006 were $59,957,571 compared to $56,710,925 in fiscal 2005 and $50,018,542 in fiscal 2004.

Overall net sales increased due to continued replacement of homes from hurricane losses in 2005 and 2004, good economic conditions for homebuyers in our market area, low mortgage interest rates, low unemployment, strong new job starts and Florida’s overall population growth. Increases in the average of new manufactured home retail and wholesale prices also contributed to the increase in net sales. Price increases were caused in part by the rising costs of material in items such as lumber, oriented strand board (OSB), steel, insulation, roof shingles and other petroleum-related products. While we did not manufacture any FEMA units for temporary housing for hurricane victims, we believe the hurricanes positively impacted our retail sales in 2005 by driving sales for replacement homes. Although business has slowed to normal levels after the hurricanes of 2005 and 2004, management is cautiously optimistic for fiscal 2007, convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent in the Company. The Company is well positioned to capitalize on the demand in the future by controlling the retail distribution, financing, and insuring of our homes and by being financially sound to take advantage of opportunities as they develop.

Combined industry-wide shipment of multi-section and single-section homes for the first ten months of calendar 2006 decreased approximately 12% from the like period last year and increased 6% in calendar 2005 after a 2% decrease in calendar 2004. Florida combined industry shipments of multi-section homes and single-section homes in the first ten months of calendar 2006 decreased approximately 33% from the like period last year and increased 18% in calendar 2005 and increased 38% in calendar 2004. The increase in Florida shipments in 2005 and 2004 was positively impacted by both FEMA purchased temporary housing and customers replacing homes due to the hurricanes. Approximately 99% of Nobility’s home sales are multi-section homes.

Cost of goods sold at our manufacturing facilities include: materials, direct and indirect labor, and manufacturing expenses (which consists of factory occupancy, salary and salary related, delivery costs, mobile home service costs and other manufacturing expenses). Cost of goods sold at our retail sales centers include: appliances, air conditioners, electrical and plumbing hook-ups, furniture, insurance, impact and permit fees, land and home fees, manufactured home, service warranty, setup contractor, interior drywall finish, setup display, skirting, steps, well and septic tank and other expenses.

Gross profit as a percentage of net sales was 29.5% in fiscal 2006, 29% in fiscal 2005, and 26% in fiscal 2004. The increase in gross profit at the Company owned retail sales centers is primarily due to the increase in the average retail selling price and the increase in the average gross profit on each retail home sold. The decrease in the gross profit from the manufacturing facilities which included homes built for both Company owned retail sales centers and independent dealers resulted primarily from material costs that were adversely impacted by the volatile pricing in lumber, OSB, sheetrock, steel and oil related products and services, and direct and indirect labor costs. A price increase at the manufacturing facilities that took affect in fourth quarter 2006 did help the operating income.

Selling, general and administrative expenses as a percent of net sales was approximately 15% in fiscal 2006 compared to 14% in fiscal 2005 and 2004. The increase in selling, general and administrative expenses resulted from the increase in compensation expenses directly related to the increased sales and advertising expense at the Company’s retail sales centers. Selling, general and administrative expenses at our manufacturing facility includes salaries, professional services, advertising and promotions, corporate expense, employee benefits, office equipment and supplies and utilities. Selling, general and administrative expenses at our retail sales center includes: advertising, retail sales centers expenses, salary and salary related, professional fees, corporate expense, employee benefit, office equipment and supplies, utilities and travel. Selling, general and administrative expenses at the insurance company include: advertising, professional fees and office supplies.

Insurance revenues in fiscal 2006 were $334,504 compared to $304,882 in fiscal 2005 and $251,079 in fiscal 2004. These increases resulted from increased contingency payments earned based on participation of profitability with insurance companies due to low claims, as well as new policies generated and renewal of existing policies. The insurance revenues in 2005 and 2004 were reclassified to be recorded at net versus gross. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., operates as an independent insurance agent. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile, and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, and therefore, we have no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 4, 2006, November 5, 2005 and November 6, 2004.

The Company earned $409,434 from Majestic 21 in fiscal 2006 compared to $373,481 in fiscal 2005 and $342,509 in fiscal 2004. The earnings from Majestic 21 represent the allocation of the Company’s share of net income and distributions on a 50/50 basis.

The Company reported earnings for the first time from the finance revenue sharing agreement with 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes Inc. in the amount of $317,900 in fiscal 2006.

The Company earned interest on cash equivalents and investments in the amount of $780,103 in fiscal 2006 compared to $598,904 in fiscal 2005 and $376,753 in fiscal 2004. The increased interest income was primarily due to higher interest rates on the variable rate portion of our cash balances.

As a result of the factors discussed above, earnings for fiscal 2006 were $6,470,405 or $1.59 per diluted share compared to $6,172,217 or $1.49 per diluted share for fiscal 2005 and $4,632,810 or $1.13 per diluted share for fiscal 2004.

Liquidity and Capital Resources

Cash and cash equivalents were $12,380,874 at November 4, 2006 compared to $14,368,183 at November 5, 2005. Short and long-term investments were $12,144,817 at November 4, 2006 compared to $12,247,591 at November 5, 2005. Working capital was $22,043,781 at November 4, 2006 as compared to $17,555,635 at November 5, 2005. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $12,413,704 at November 4, 2006 from $9,549,486 at November 5, 2005 primarily due to an increase in the number of inventory homes at the Company’s retail sales centers and the additional inventory at the two new retail sales centers in Punta Gorda and Sebastian. Customer deposits continued to decrease to a normal historic level. Customer deposits had increased in fiscal 2005 because of customers receiving insurance proceeds and applying down payments to buy replacement homes due to the hurricanes of 2004 and 2005. Although the company experienced a backlog of homes to be built during this increased period of customer deposits, the backlog decreased in the fourth quarter of 2005 as the level of customer deposits returned to normal historical levels.

Nobility paid an annual cash dividend of $0.30 per common share for fiscal year 2005 on January 13, 2006 in the amount of $1,217,618. On January 14, 2005 the Company paid an annual cash dividend of $0.20 per common share for fiscal year 2004 in the amount of $807,826.

Nobility repurchased in the open market 89,175 shares of its common stock for $2,363,381 during fiscal 2006 and 24,200 share of its common stock for $494,925 during fiscal 2005.

In January 2005, the Company purchased land for a new Prestige retail sales center in Punta Gorda, Florida for a purchase price of $350,000.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At November 4, 2006 and November 5, 2005, there were no amounts outstanding under this agreement.

Nobility’s operations may require significant capital expenditures during fiscal 2007 compared to fiscal 2006, as the Company considers increasing manufacturing plant capacity through plant expansion, purchasing some of our current retail sales centers locations that are currently leased and opening new retail sales centers in Florida. Nobility may also require additional funds for capital expenditures relating to its finance revenue sharing agreement and to underwrite its own construction and mortgage loans. Working capital requirements will be met with internal sources.

Primarily as a result of the increasing costs related to Sarbanes-Oxley 404 compliance and the increasing costs of being a public company, the Board of Directors has hired the investment banking firm Savvian Advisors to explore strategic alternatives for the Company.

Critical Accounting Policies and Estimates

The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

Revenue Recognition

The Company recognizes revenue from its retail sales upon the occurrence of the following:

•	its receipt of a down payment,
•	construction of the home is complete,
•	home has been delivered and set up at the retail home buyer's site, and title has been transferred to the retail home buyer,
•	remaining funds have been released by the finance company (financed sales transaction), or cash has been received from the home buyer (cash sales transaction), and
•	completion of any other significant obligations.

The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 4, 2006 or November 5, 2005.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21‘s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,537,028 as of November 4, 2006 and $1,569,494 as of November 5, 2005. However, based on management’s evaluation, there was no impairment of this investment at November 4, 2006 or November 5, 2005.

The Company is not obligated to repurchase any foreclosed/repossessed units of Majestic 21 as it does not have a repurchase agreement or any other guarantees with Majestic 21. The Company resells foreclosed/repossessed units of Majestic 21 through the Company’s network of retail centers as we believe it benefits the historical loss experience of the joint venture. We earn commissions from reselling such foreclosed/repossessed units and have historically not recorded any material losses in connection with this activity.

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

Goodwill

Between 1995 and 1998 the Company acquired retail sales centers accounted for under the purchase method of accounting. As a result, goodwill is reflected on the consolidated balance sheets. A valuation was performed by the Company and it was determined that the estimated fair value of the goodwill in the accounts exceeded its book value. There is no assurance that the value of the acquired sales centers will not decrease in the future due to changing business conditions.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 4, 2006, we are not involved in any material unconsolidated SPE transactions.

Contractual Obligations

The impact of our contractual obligations as of November 4, 2006 is expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years
Operating lease obligations	$415,335	$253,796	$161,539

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

We do not have any indebtedness as of November 4, 2006. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nobility Homes, Inc.:

We have audited the consolidated balance sheets of Nobility Homes, Inc. and Subsidiaries as of November 4, 2006 and November 5, 2005, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended November 4, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and Subsidiaries as of November 4, 2006 and November 5, 2005, and the results of their operations and their cash flows for each of the three years in the period ended November 4, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Tedder, James, Worden & Associates, P.A.

Tedder, James, Worden & Associates, P.A.
Orlando, Florida
December 20, 2006

Nobility Homes, Inc.

Consolidated Balance Sheets
November 4, 2006 and November 5, 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$12,380,874	$14,368,183
Short-term investments	440,205	414,526
Accounts receivable	379,370	250,376
Inventories	12,413,704	9,549,486
Prepaid income taxes	1,048,667	248,958
Prepaid expenses and other current assets	604,627	484,109
Deferred income taxes	228,222	225,245

Total current assets	27,495,669	25,540,883
Property, plant and equipment, net	3,911,983	3,791,558
Long-term investments	11,704,612	11,833,065
Other investments	1,849,428	1,819,494
Other assets	2,173,332	2,071,862

Total assets	$47,135,024	$45,056,862

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$879,698	$1,390,218
Accrued compensation	1,003,064	1,311,854
Accrued expenses and other current liabilities	805,616	1,318,657
Customer deposits	2,763,510	3,964,519

Total current liabilities	5,451,888	7,985,248
Deferred income taxes	--	2,152

Total liabilities	5,451,888	7,987,400

Commitments and contingent liabilities (Note 14)
Stockholders' equity:
Preferred stock, $.10 par value, 500,000 shares authorized;
none issued and outstanding	--	--
Common stock, $.10 par value, 10,000,000 shares
authorized; 5,364,907 shares issued	536,491	536,491
Additional paid-in capital	9,885,647	9,005,610
Retained earnings	40,349,250	35,096,462
Accumulated other comprehensive income	169,819	174,027
Less treasury stock at cost, 1,282,764 and 1,306,182
shares, respectively, in 2006 and 2005	(9,258,071)	(7,743,128)

Total stockholders' equity	41,683,136	37,069,462

Total liabilities and stockholders' equity	$47,135,024	$45,056,862

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Income and Comprehensive Income
For the years ended November 4, 2006, November 5, 2005 and November 6, 2004

	2006	2005	2004
Net sales	$59,957,571	$56,710,925	$50,018,542
Cost of goods sold	(42,279,048)	(40,243,309)	(37,013,892)

Gross profit	17,678,523	16,467,616	13,004,650
Selling, general and administrative expenses	(9,129,613)	(8,125,206)	(6,803,806)

Operating income	8,548,910	8,342,410	6,200,844
Other income:
Interest income	780,103	598,904	376,753
Undistributed earnings in joint
venture - Majestic 21	409,434	373,482	342,509
Earnings from finance revenue
sharing agreement	317,900	--	--
Miscellaneous	90,288	57,421	112,703

Total other income	1,597,725	1,029,807	831,965

Income before provision for income taxes	10,146,635	9,372,217	7,032,809
Provision for income taxes	(3,676,230)	(3,200,000)	(2,400,000)

Net income	6,470,405	6,172,217	4,632,809
Other comprehensive income, net of tax:
Unrealized investment gains	17,976	96,239	42,272

Comprehensive income	$6,488,381	$6,268,456	$4,675,081

Weighted average number of shares outstanding
Basic	4,049,172	4,043,394	4,016,797
Diluted	4,069,470	4,134,923	4,116,337
Earnings per share
Basic	$1.60	$1.53	$1.15
Diluted	$1.59	$1.49	$1.13
Cash dividends paid per common share	$0.30	$0.20	$0.10

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity For the years ended November 4, 2006, November 5, 2005 and November 6, 2004

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at 11/1/2003	4,010,244	536,491	8,613,640	25,500,362	35,516	(7,869,691)	26,816,318
Exercise of employee
stock options	20,302	--	29,738	--	--	177,838	207,576
Cash dividends paid	--	--	--	(401,100)	--	--	(401,100)
Income tax reduction
due to the exercise of
employee stock options	--	--	75,752	--	--	--	75,752
Unrealized investment
gains	--	--	--	--	42,272	--	42,272
Net income	--	--	--	4,632,809	--	--	4,632,809

Balance at 11/6/2004	4,030,546	536,491	8,719,130	29,732,071	77,788	(7,691,853)	31,373,627
Purchase of
treasury stock	(24,200)	--	--	--	--	(494,925)	(494,925)
Exercise of employee
stock options	52,143	--	(29,589)	--	--	441,650	412,061
Cash dividends paid	--	--	--	(807,826)	--	--	(807,826)
Income tax reduction
due to the exercise of
employee stock options	--	--	316,069	--	--	--	316,069
Payment of employee
benefit plan expenses
with treasury stock	236	--	--	--	--	2,000	2,000
Unrealized investment
gains	--	--	--	--	96,239	--	96,239
Net income	--	--	--	6,172,217	--	--	6,172,217

Balance at 11/5/2005	4,058,725	$536,491	$9,005,610	$35,096,462	$174,027	$(7,743,128)	$37,069,462
Purchase of
treasury stock	(89,175)	--	--	--	--	(2,363,381)	(2,363,381)
Exercise of employee
stock options	112,593	--	53,868	--	--	848,438	902,306
Cash dividends paid	--	--	--	(1,217,617)	--	--	(1,217,617)
Income tax reduction	`
due to the exercise of
employee stock options	--	--	780,956	--	--	--	780,956
Stock options issued
to employees	--	--	45,213	--	--	--	45,213
Unrealized investment
loss	--	--	--	--	(4,208)	--	(4,208)
Net income	--	--	--	6,470,405	--	--	6,470,405

Balance at 11/04/2006	4,082,143	$536,491	$9,885,647	$40,349,250	$169,819	$(9,258,071)	$41,683,136

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows For the years ended November 4, 2006, November 5, 2005 and November 6, 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$6,470,405	$6,172,217	$4,632,809
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	323,799	297,114	288,942
Amortization of bond premium	128,453	120,460	67,268
Deferred income taxes	(35,016)	291,695	318,438
Undistributed earnings in joint venture - Majestic 21	(409,434)	(373,482)	(342,509)
Distributions from joint venture - Majestic 21	379,500	--	100,500
Undistributed earnings from finance revenue sharing agreement	317,900	--	--
Distribution from finance revenue sharing agreement	(317,900)	--	--
Loss on disposal of property, plant and equipment	15,137	11,417	2,775
Increase in cash surrender value of life insurance	(101,470)	(82,980)	(111,001)
Stock options issued to employees	45,213	--	--
Payment of employee expense with treasury stock	--	2,000	--
Decrease (increase) in:
Accounts receivable - trade	(128,994)	1,619,073	226,679
Inventories	(2,864,218)	(2,640,929)	(350,898)
Prepaid income taxes	(799,709)	(248,958)	--
Prepaid expenses and other current assets	(120,518)	(86,930)	103,838
(Decrease) increase in:
Accounts payable	(510,520)	(103,945)	9,166
Accrued compensation	(308,790)	280,035	507,035
Accrued expenses and other current liabilities	(513,041)	340,809	220,350
Income taxes payable	780,956	(617,737)	(272,938)
Customer deposits	(1,201,009)	(363,128)	2,097,014

Net cash provided by operating activities	1,150,744	4,616,731	7,497,468

Cash flows from investing activities:
Purchase of investments	--	(3,611,143)	(3,659,131)
Purchase of property, plant and equipment	(461,261)	(849,655)	(420,253)
Proceeds from maturity of investments	--	500,000	125,000
Proceeds from repayment of receivable from officer	--	--	597,024
Proceeds from the sale of property, plant and equipment	1,900	14,608	--

Net cash used in investing activities	(459,361)	(3,946,190)	(3,357,360)

Cash flows from financing activities:
Payment of cash dividends	(1,217,617)	(807,826)	(401,100)
Proceeds from exercise of employee stock options	902,306	412,061	207,576
Purchase of treasury stock	(2,363,381)	(494,925)	--

Net cash used in financing activities	(2,678,692)	(890,690)	(193,524)

(Decrease) Increase in cash and cash equivalents	(1,987,309)	(220,149)	3,946,584
Cash and cash equivalents at beginning of year	14,368,183	14,588,332	10,641,748

Cash and cash equivalents at end of year	$12,380,874	$14,368,183	$14,588,332

Supplemental disclosure of cash flow information:
Income taxes paid	$3,730,000	$3,817,000	$2,292,000

Non-cash investing and financing activities:
Income tax reduction due to the exercise of
employee stock options	$780,956	$316,069	$75,752

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 1	Reporting Entity and Significant Accounting Policies

        Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiary, Prestige Home Centers, Inc. (“Prestige”) and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and mortgage broker, and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has two manufacturing plants located in and near Ocala, Florida. Prestige currently operates nineteen Florida retail sales centers: Ocala (3), St. Augustine, Chiefland, Tallahassee, Tampa, Lake City, Auburndale, Inverness, Hudson, Tavares, Jacksonville, Yulee, Fort Walton, Pace, Panama City, Punta Gorda and Sebastian.

        All intercompany accounts and transactions have been eliminated in consolidation.

        Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended November 4, 2006 and November 5, 2005 consisted of fifty-two week periods. The year ended November 6, 2004 consisted of a fifty-three week period.

        Revenue Recognition – The Company recognizes revenue from its retail sales upon the occurrence of the following:

•	its receipt of a down payment,
•	construction of the home is complete,
•	home has been delivered and set up at the retail home buyer's site, and title has been transferred to the retail home buyer,
•	remaining funds have been released by the finance company (financed sales transaction), or cash has been received from the home buyer (cash sales transaction), and
•	completion of any other significant obligations.

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

        The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 4, 2006 or November 5, 2005.

        Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21‘s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,599,428 as of November 4, 2006 and $1,569,494 as of November 5, 2005. However, based on management’s evaluation, there was no impairment of this investment at November 4, 2006 or November 5, 2005.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

        Finance Revenue Sharing Agreement – During fiscal 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Homes, Inc., and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement, mortgage financing will be provided on manufactured homes sold through the Company’s retail centers to customers who qualify for such mortgage financing. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement. However, the Company has no risk of loss. All expenses related to the repossession, foreclosure, and liquidation are reimbursed by 21st Mortgage Corporation. No losses have been incurred in connection with the finance revenue sharing agreement.

        Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of November 4, 2006 and November 5, 2005, approximately $9,844,000 and $9,774,000, respectively, of the cash and cash equivalents were held in the form of municipal and other debt securities. All of the municipal and other debt securities are held by one trustee bank, are backed by letters of credit provided by the issuers and are due on demand at the original purchase price paid by the Company.

        Investments – The Company’s investments consist of municipal and other debt securities as well as equity securities of a public company. Investments with maturities of less than one year are classified as short-term investments. Debt securities that the Company has the positive intent and ability to hold until maturity are accounted for as “held-to-maturity” securities and are carried at amortized cost. The Company’s equity investment in a public company is classified as “available-for-sale” and carried at fair value. Unrealized gains on the available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income.

        The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the accompanying consolidated statements of income and other comprehensive income.

        Inventories – Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis.

        Property, Plant And Equipment – Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Routine maintenance and repairs are charged to expense when incurred. Major replacements and improvements are capitalized. Gains or losses are credited or charged to earnings upon disposition.

        Other Investments – The Company owns a 50% interest in a joint venture, Majestic 21, engaged in providing mortgage financing on manufactured homes. This investment is accounted for using the equity method of accounting (see Note 3). The Company also participates in a finance revenue sharing agreement with Majestic 21 in providing mortgage financing on manufactured homes sold through the Company’s retail sales centers. In connection with the finance revenue sharing agreement, the Company has made a deposit of $250,000, which is included in other investments in the accompanying consolidated balance sheets.

        Impairment of Long-Lived Assets – In the event that facts and circumstances indicate that the carrying value of a long-lived asset may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down is required. If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements - (Continued)

        Goodwill – Adoption of FAS Statement 142 – Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, (“FAS 142”) effective November 3, 2002. FAS 142 requires the Company to compare the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of goodwill within the reporting unit is less than its carrying value. The approach to evaluating the recoverability of goodwill as outlined in FAS 142 requires the use of valuation techniques utilizing estimates and assumptions about projected future operating results and other variables. FAS 142 also requires entities to discontinue the amortization of goodwill, including amortization of goodwill acquired in past business combinations. Accordingly, the Company no longer amortized goodwill beginning in fiscal year 2003 (see Note 6).

        Goodwill, net of accumulated amortization, totaled $298,708 for fiscal years 2006 and 2005.

        Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Beginning accrued warranty expense	$215,000	$185,000 0	$165,000
Less: reduction for payments	(1,058,284)	(861,000)	(626,300)
Plus: additions to accrual	1,058,284	891,000	646,300

Ending accrued warranty expense	$215,000	$215,000	$185,000

        Accrued home setup costs – Accrued home setup costs represent amounts due to vendors and/or independent contractors for various items related to the actual setup of the homes on the retail home buyers’ site. These costs include appliances, air conditioners, electrical/plumbing hook-ups, furniture, insurance, impact/permit fees, land/home fees, extended service plan, freight, skirting, steps, well and septic tanks and other setup costs and are included in accrued expenses in the accompanying consolidated balance sheets (see No. 8).

        Fair Value of Financial Instruments – The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair market value of the Company’s short and long-term investments at November 4, 2006 and November 5, 2005 are as follows:

	2006	2005
Carrying amount	$12,144,817	$12,247,591
Fair value	11,997,345	12,069,701

        Stock-Based Compensation – At November 4, 2006, the Company had a stock incentive plan (the “Plan”) which authorizes the issuance of options to purchase the common stock. Prior to November 6, 2005, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25. Accounting for Stock Issue to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Income and Comprehensive Income for the two years ended November 5, 2005 and November 6, 2004 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective November 5, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended November 4, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of November 5, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all share-based payments granted subsequent to November 6, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated to reflect the impact of adopting the new standard.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements - (Continued)

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	2005	2004
Net income, as reported	$6,172,217	$4,632,809
Deduct: Total stock-based employee compensation
expense determined under fair value based
method net of related tax effects	(21,052)	(19,954)

Pro forma net income	$6,151,165	$4,612,855

Basic earnings per share:
As reported	$1.53	$1.15
Pro forma	$1.52	$1.15
Diluted earnings per share:
As reported	$1.49	$1.13
Pro forma	$1.49	$1.12

        Rebate Program – The Company has a rebate program for all dealers which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets (see Note 8).

        Advertising – Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $620,000, $458,000 and $455,000 for fiscal years 2006, 2005 and 2004, respectively.

        Income Taxes – The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        Earnings per Share – These financial statements include “basic” and “diluted” earnings per share information for all periods presented. Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive common shares. Diluted earnings per share calculations include dilutive common share stock options of 20,298, 91,529 and 99,540 for fiscal years 2006, 2005 and 2004, respectively.

        Shipping and Handling Costs – Net sales include the revenue related to shipping and handling charges billed to customers. The related costs associated with shipping and handling are included as a component of cost of goods sold.

        Comprehensive Income – Comprehensive income includes net income as well as additional other comprehensive income. The Company’s other comprehensive income consists of unrealized gains on available-for-sale securities, net of tax.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements - (Continued)

        Recent Accounting Pronouncements – In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“FAS 154”). FAS 154 replaces APB No. 20, “Accounting Changes”, and FAS 3, “Reporting Changes in Interim Financial Statements”. FAS 154 changes the accounting for, and reporting of, a change in accounting principle. FAS 154 requires retrospective application to the prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impractical to do so. FAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Currently, the Company is not aware of any financial impact that the adoption of this Statement will have on its consolidated financial statements.

        In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 at the beginning of fiscal year 2008. The Company is evaluating the impact this statement will have on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of fiscal year 2009. The Company is evaluating the impact this statement will have on its consolidated financial statements.

        In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The Company will adopt the provisions of SAB 108 beginning in fiscal 2007. Currently, the Company is not aware of any financial impact that the adoption of SAB 108 will have on its consolidated financial statements.

NOTE 2	Investments

        Investments in “held-to-maturity” and “available-for-sale” debt and equity securities at November 4, 2006 and November 5, 2005 were as follows:

	November 4, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at
amortized cost):
Municipal securities	$11,704,612	$1,221	$(148,693)	$11,557,140
Available-for-sale securities (carried at
fair value):
Equity securities in a public company	165,519	274,686	--	440,205

Total investments	$11,870,131	$275,907	$(148,693)	$11,997,345

Nobility Homes, Inc.

Notes to Consolidated Financial Statements - (Continued)

	November 5, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at
amortized cost):
Municipal securities	$11,833,065	$3,168	$(181,058)	$11,655,175
Available-for-sale securities (carried at
fair value):
Equity securities in a public company	165,519	249,007	--	414,526

Total investments	$11,998,584	$252,175	$(181,058)	$12,069,701

        The fair values were estimated based on quoted market prices using current market rates at each respective period end.

        Contractual maturities of “held-to-maturity” debt securities at November 4, 2006 and November 5, 2005 were as follows:

	November 4, 2006		November 5, 2005
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$--	$--	$--	$--
Due in 1 - 5 years	11,165,688	11,018,795	9,479,610	9,319,804
Due in 5 - 10 years	538,924	538,345	2,353,455	2,335,371

	$11,704,612	$11,557,140	$11,833,065	$11,655,175

        There were no sales of “available-for-sale” securities during the fiscal years 2006 or 2005.

        The unrealized losses on municipal securities were primarily due to changes in interest rates. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of November 4, 2006. All municipal securities were in an unrealized loss position for 12 months or longer as of November 4, 2006.

        A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	November 4, 2006	November 5, 2005
Available-for-sale equity securities	$440,205	$414,526

Short-term investments	440,205	414,526
Held-to-maturity debt securities included in long-term investments	11,704,612	11,833,065

Total investments	$12,144,817	$12,247,591

Nobility Homes, Inc.

Notes to Consolidated Financial Statements - (Continued)

NOTE 3	Related Party Transactions

         Affiliated Entities

        TLT, Inc. — The President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). The President owns between a 24.75% and a 49.5% direct and indirect interests in each of these limited partnerships. The Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interests in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990.

        Beginning in 1990 and continuing into 1993, the Company made advances to TLT, Inc. to fund working capital needs of the TLT Communities in return for exclusive sales rights at these communities. These advances are non-interest bearing and were fully reserved in fiscal 1991. The balance of the reserved advances at November 4, 2006 and November 5, 2005 was approximately $232,000.

        Investment in Joint Venture – Majestic 21 — During fiscal 1997, the Company contributed $250,000 for a 50% interest in a joint venture engaged in providing mortgage financing on manufactured homes. This investment is accounted for under the equity method of accounting.

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

        The following is summarized financial information of the Company’s joint venture:

	November 4, 2006	November 5, 2005	November 6, 2004
Total Assets	$10,726,399	$12,361,812	$11,284,661
Total Liabilities	$7,527,543	$9,347,627	$9,017,437
Total Equity	$3,198,856	$3,014,185	$2,267,224
Net Income	$818,868	$746,961	$685,018

        Distributions received from the joint venture amounted to $379,500, $0 and $100,500 in fiscal years 2006, 2005 and 2004, respectively. In addition, during fiscal year 2004, $250,000 was transferred for participation in the finance revenue sharing agreement.

        Finance Revenue Sharing Agreement – During fiscal 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement, mortgage financing will be provided on manufactured homes sold through the Company’s retail sales centers to customers who qualify for such mortgage financing.

        As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement. However, the Company has no risk of loss. All expenses related to the repossession, foreclosure, and liquidation are reimbursed by 21st Mortgage Corporation. No losses have been incurred in connection with the finance revenue sharing agreement.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements - (Continued)

NOTE 4	Inventories

        Inventories at November 4, 2006 and November 5, 2005 are summarized as follows:

	2006	2005
Raw materials	$1,087,337	$810,550
Work-in-process	157,230	119,932
Finished homes	10,578,554	8,145,376
Pre-owned manufactured homes	414,675	325,887
Model home furniture	175,908	147,741

	$12,413,704	$9,549,486

The finished homes, pre-owned manufactured homes and model home furniture are maintained at the Prestige retail sales centers.

NOTE 5	Property, Plant and Equipment

        Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation, as of November 4, 2006 and November 5, 2005 are summarized as follows:

	Range of Lives in Years	2006	2005
Land	--	$1,599,135	$1,609,301
Land and leasehold improvements	10-20	917,717	665,700
Buildings and improvements	15-40	2,387,531	2,372,692
Machinery and equipment	3-10	1,255,601	1,301,959
Furniture and fixtures	3-10	464,408	655,091

		6,624,392	6,604,743
Less accumulated depreciation		(2,712,409)	(2,813,185)

		$3,911,983	$3,791,558

        Depreciation expense totaled approximately $324,000, $297,000 and $289,000 for fiscal years 2006, 2005 and 2004, respectively.

NOTE 6	Goodwill

        Effective November 3, 2002, the Company adopted FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill is no longer amortized but rather tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different from the undiscounted cash flow policy previously followed by the Company.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements - (Continued)

NOTE 7	Other Assets

        Other assets at November 4, 2006 and November 5, 2005 are comprised of the following:

	2006	2005
Cash surrender value of life insurance	$1,874,624	$1,773,154
Goodwill, net (see Note 6)	298,708	298,708

	$2,173,332	$2,071,862

NOTE 8	Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities at November 4, 2006 and November 5, 2005 are comprised of the following:

	2006	2005
Accrued sales taxes	$278,380	$284,579
Accrued volume rebate	81,261	185,854
Accrued warranty expense	215,000	215,000
Other accrued expenses	136,870	277,205
Accrued home setup costs	94,105	356,019

	$805,616	$1,318,657

NOTE 9	Income Taxes

        The provision for income taxes for the years ended November 4, 2006, November 5, 2005 and November 6, 2004 consists of the following:

	2006	2005	2004
Current tax expense:
Federal	$3,106,258	$2,715,700	$1,766,200
State	575,101	468,000	364,300

	3,681,359	3,183,700	2,130,500
Deferred tax (benefit) expense	(5,129)	16,300	269,500

Provision for income taxes	$3,676,230	$3,200,000	$2,400,000

        The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended November 4, 2006, November 5, 2005 and November 6, 2004:

Nobility Homes, Inc.

Notes to Consolidated Financial Statements - (Continued)

	2006	2005	2004
Provision - federal statutory tax rate	$3,449,856	$3,186,500	$2,391,200
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	379,381	309,400	250,000
Permanent differences:
Tax exempt interest	(232,899)	(224,000)	(118,000)
Other	79,892	(71,900)	(123,200)

Provision for income taxes	$3,676,230	$3,200,000	$2,400,000

        The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	2006	2005
Gross deferred tax assets:
Allowance for doubtful accounts	$87,300	$87,300
Inventories	63,900	63,900
Other assets	103,283	133,173
Accrued expenses	80,900	80,900
Stock compensation	17,014	--

Total deferred tax assets	352,397	365,273
Gross deferred tax liabilities:
Depreciation	(87,195)	(112,828)
Amortization	(36,980)	(29,352)

Net deferred tax asset	$228,222	$223,093

        These amounts are included in the accompanying consolidated balance sheets under the following captions:

	2006	2005
Current assets:
Deferred tax assets	$228,222	$225,245
Non-current liabilities:
Deferred tax liabilities	--	(2,152)

Net deferred tax asset	$228,222	$223,093

        The Company believes that it is more likely than not that the net deferred tax assets of $228,222 at November 4, 2006 will be realized on future tax returns, primarily from the generation of future taxable income.

NOTE 10	Financing Agreements

        Revolving Credit Agreement – The Company maintains a revolving credit agreement (the “Agreement”) with a bank which provides for borrowings of up to $4,000,000. The Agreement provides for interest at the bank prime rate less 0.5% (7.75% at November 4, 2006) on the outstanding balance. The Agreement is uncollateralized, due on demand and includes certain restrictive covenants relating to tangible net worth and acquiring new debt. There are no commitment fees or compensating balance arrangements associated with the Agreement. At November 4, 2006 and November 5, 2005, there were no borrowings outstanding under the Agreement.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements - (Continued)

NOTE 11	Stockholders’ Equity

        Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 89,175, 24,200 and 0 shares of its common stock during fiscal years 2006, 2005 and 2004, respectively. These shares were acquired for general corporate purposes. The Company reissued 112,593, 52,379 and 20,302 shares of treasury stock during fiscal years 2006, 2005 and 2004, respectively, for employee stock option exercises and the payment of employee benefit plan expenses.

NOTE 12	Stock Option Plan

        During fiscal 1996, the Company’s Board of Directors adopted a stock incentive plan (the “Plan”), which authorizes the issuance of options to purchase common stock. The Plan provides for the issuance of options to purchase up to 495,000 shares of common stock to employees and directors. Options granted are exercisable after one or more years and expire no later than six to ten years from the date of grant or upon termination of employment, retirement or death. Options available for future grant were 391,028 and 329,085 at November 4, 2006 and November 5, 2005. Options were held by 14 persons at November 4, 2006.

        Prior to November 6, 2005, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25. Accounting for Stock Issue to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. For fiscal 2006, the Company adopted SFAS 123R, which revised Statement of Financial Accounting Standard No. 123 “Share-Based Payment”. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During 2006, the Company recognized approximately $45,200 in compensation cost and additional paid in capital related to stock options.

        Information with respect to options granted at November 4, 2006 is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at 11/1/2003	200,560	$5.50 - 12.81	$8.18
Granted	17,200	11.42	11.42
Exercised	(20,302)	5.50 - 17.61	10.17
Canceled	(3,650)	8.30 - 11.42	10.64

Outstanding at 11/6/2004	193,808	5.50 - 11.42	8.26
Granted	26,400	23.76	23.76
Exercised	(52,143)	5.50 - 11.42	7.89
Canceled	(2,150)	6.00 - 11.42	9.58

Outstanding at 11/5/2005	165,915	6.00 - 23.76	10.82
Granted	50,650	26.56	26.56
Exercised	(112,593)	6.00 - 23.76	8.01

Outstanding at 11/4/2006	103,972	8.30 - 26.56	$21.53	$601,818

Nobility Homes, Inc.

Notes to Consolidated Financial Statements - (Continued)

        The following table summarizes information about the Plan’s stock options at November 4, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.30	4,315	2	$8.30	3,021	$8.30
8.83	9,597	3	8.83	4,319	8.83
11.42	13,250	4	11.42	3,313	11.42
23.76	26,160	5	23.76	2,616	23.76
26.56	50,650	6	26.56	--	26.56

	103,972	5	$21.53	13,269	$21.53	$199,283

        The fair value of each option is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the option. The dividend yield was calculated by dividing the current annualized dividend by the option exercise price for each grant. The expected volatility was determined considering stock prices for the fiscal year the grant occurred and prior fiscal years. The risk-free interest rate was the rate available on zero coupon U.S. government obligations with a term equal to the remaining term for each grant. The expected life of the option was estimated based on the exercise history from previous grants.

        A summary of the status of the Company’s nonvested shares as of November 4, 2006 and changes during the year ended November 4, 2006 is presented below:

Nonvested shares	Shares	Weighted Average Grant- Date Fair Value
Nonvested at November 5, 2005	50,351	$17.19
Granted	50,650	26.56
Vested	(10,298)	14.87

Nonvested at November 4, 2006	90,703	$22.88

As of November 4, 2006, there is approximately $438,600 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 4.19 years. The total fair value of shares vested during the years ended November 4, 2006, November 5, 2006, and November 6, 2004 was approximately $281,300, $151,900, and $101,600, respectively.

        The weighted-average assumptions used in the Black-Scholes model were as follows:

	Stock Option Granted in Fiscal Year
	2006	2005	2004
Risk-free interest rate	4.3%	4.0%	3.3%
Expected volatility of stock	33%	34%	45%
Dividend yield	1.3%	1.2%	1.1%
Expected option life	2 - 4 years	2 - 4 years	2 - 4 years

Nobility Homes, Inc.

Notes to Consolidated Financial Statements - (Continued)

NOTE 13	Employee Benefit Plan

        The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a matching contribution of 15% of an employee’s contribution up to a maximum of 3% of an employee’s compensation. The Company’s contribution charged to operations was approximately $50,000, $40,000 and $24,000 in fiscal years 2006, 2005 and 2004, respectively.

NOTE 14	Commitments and Contingent Liabilities

        Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through November 2009. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to approximately $568,000, $509,000 and $462,000 in fiscal years 2006, 2005 and 2004, respectively.

        Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of November 4, 2006 are as follows:

Fiscal Year Ending
2007	253,796
2008	119,039
2009	42,500

        Repurchase Agreements – The Company is contingently liable under terms of repurchase agreements with financial institutions providing covering dealer floor plan financing arrangements for independent dealers of its manufactured homes. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements amounted to approximately $1,397,000 and $617,000 at November 4, 2006 and November 5, 2005, respectively. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not materials and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreement(s) in fiscal years 2006, 2005 or 2004.

        Income Tax Matters – The Company has been subject to an ongoing Internal Revenue Service (“IRS”) examination for the years ended November 6, 2004 and November 1, 2003. The IRS Agent’s report for fiscal years 2004 and 2003 proposes additional taxes of approximately $426,000 and $732,000, respectively, which relates to a potential accumulated earnings tax. Management intends to vigorously contest the IRS Agent’s position. Accordingly, no accrual has been made in the accompanying consolidated financial statements for the contested tax adjustments since the ultimate liability, if any, cannot be reasonably estimated at this time. Any ultimate liability related to this accumulated earnings tax is not expected to be material in relation to the consolidated financial position of the Company, but could be material in relation to the earnings of the period in which a determination occurs.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements - (Continued)

Other Contingent Liabilities – Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company does not maintain casualty insurance on some of our property, including the inventory at our retail centers, our plant machinery and plant equipment and is at risk for those types of losses.

NOTE 15	Quarterly Financial Summary (Unaudited)

        Following is a summary of the unaudited interim results of operations for each quarter in the years ended November 4, 2006 and November 5, 2005.

	First	Second	Third	Fourth
Year ended November 4, 2006
Net sales	$13,750,595	$16,689,420	$14,892,813	$14,624,743
Cost of goods sold	9,637,560	11,741,282	10,587,681	10,312,525
Net income	1,490,437	1,918,627	1,675,219	1,386,122
Earnings per share
Basic	0.37	0.47	0.42	0.34
Diluted	0.36	0.46	0.41	0.34
Dividends per common share	0.30	--	--	--

	First	Second	Third	Fourth
Year ended November 5, 2005
Net sales	$11,511,134	$15,529,132	$13,652,618	$16,018,041
Cost of goods sold	8,299,701	10,960,299	9,744,681	11,238,628
Net income	1,072,780	1,692,002	1,500,744	1,906,691
Earnings per share
Basic	0.27	0.42	0.37	0.47
Diluted	0.26	0.41	0.37	0.46
Dividends per common share	0.20	--	--	--

        The sum of quarterly earnings per share amounts does not necessarily equal earnings per share for the year.

NOTE 16	Subsequent Event (Unaudited)

        Subsequent to November 4, 2006, the Company’s Board of Directors declared an annual cash dividend of $0.50 per common share, paid on January 12, 2007 to stockholders of record as of January 2, 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the fiscal year covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed in this report was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning Nobility’s directors is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2007 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2007.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (67)	Chairman of the Board and President of Nobility for more than five years; Mr. Trexler is also President of TLT, Inc.
Thomas W. Trexler (43)	Executive Vice President and Chief Financial Officer of Nobility since December 1994;
President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since
August 1992; Vice President of TLT, Inc. since September 1991.
Jean Etheredge (61)	Secretary.
Lynn J. Cramer, Jr. (61)	Treasurer.

Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility’s President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning the Section 16(a) Beneficial Ownership Reporting Compliance of Nobility’s officers, directors and 10% shareholders is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2007 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2007.

Code of Ethics

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

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2007 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2007 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2007.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2007 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2007.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2007 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 5, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Consolidated Financial Statements and Schedules:
Report of Tedder, James, Worden & Associates, P.A.
Consolidated Balance Sheets at November 5, 2005 and November 6, 2004
Consolidated Statements of Income and Comprehensive Income for the Years Ended November 4, 2006, November 5, 2005
and November 6, 2004
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 4, 2006, November 5, 2005
and November 6, 2004
Consolidated Statements of Cash Flows for the Years Ended November 4, 2006, November 5, 2005 and November 6, 2004
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
		(d)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November
3, 2001 and incorporated herein by reference).
14.	Nobility's Code of Ethics (filed as an exhibit to Nobility's form 10-K for the fiscal year ended November 5, 2005 and incorporated herein by reference).
21.	Subsidiaries of Nobility.
23	Consent of Tedder, James, Worden & Associates, P.A.
31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and
Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.
	(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and
Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.
32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
	(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

        * Management Remuneration Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: January 30, 2007	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer
DATE: January 30, 2007	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Executive Officer
DATE: January 30, 2007	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 30, 2007	By: /s/ Terry E. Trexler
Terry E. Trexler, Director
DATE: January 30, 2007	By: /s/ Richard C. Barberie
Richard C. Barberie, Director
DATE: January 30, 2007	By: /s/ Robert Holliday
Robert Holiday, Director
DATE: January 30, 2007	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director
DATE: January 30, 2007	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director

EXHIBIT INDEX

3.	(a)	Nobility's Articles of Incorporation, as amended (filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).
	(b)	Bylaws, as amended March 28, 1994, (filed as an exhibit to Nobility's Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)
10.	(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility's
Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).
	*(b)	Stock Incentive Plan (filed as an exhibit to Nobility's registration statement on Form S-8, registration no. 333-44769, and incorporated herein by reference).
	(c)	Revolving Credit Agreement dated April 18, 2001 with SunTrust Bank, a Georgia state-chartered bank
(filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).
	(d)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November
3, 2001 and incorporated herein by reference).
14.	Nobility's Code of Ethics (filed as an exhibit to Nobility's form 10-K for the fiscal year ended November 5, 2005 and incorporated herein by reference).
21.	Subsidiaries of Nobility.
23	Consent of Tedder, James, Worden & Associates, P.A.
31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and
Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.
	(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and
Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.
32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
	(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

        * Management Remuneration Plan.