Form 10-Q
period 2007-02-03
NOBILITY HOMES INC
filed 2007-03-20
CIK 72205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended February 3, 2007

Commission File number 0-6506

NOBILITY HOMES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1166102
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)
3741 S.W. 7th Street
Ocala, Florida	34474
(Address of principal executive offices)	(Zip Code)

(352) 732-5157
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] ; No [_].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]; No [X].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding March 19, 2007
Common Stock	4,084,793

NOBILITY HOMES, INC.
INDEX

		Page Number
PART I	Financial Information
Item 1	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of February 3, 2007 and	3
	November 4, 2006
	Consolidated Statements of Income and Comprehensive Income for the	4
	three months ended February 3, 2007 and February 4, 2006
	Consolidated Statements of Cash Flows for the three months ended	5
	February 3, 2007 and February 4, 2006
	Notes to Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4	Controls and Procedures	12
PART II	Other Information
Item 1A	Risk Factors	13
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 4	Submission of Matter to a Vote of Security Holders	13
Item 6	Exhibits	13
Signatures		14

NOBILITY HOMES, INC.
CONSOLIDATED BALANCE SHEETS

	February 3, 2007	November 4, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,363,250	$12,380,874
Short-term investments	506,480	440,205
Accounts receivable	248,408	379,370
Inventories	13,176,171	12,413,704
Prepaid income taxes	742,421	1,048,667
Prepaid expenses and other current assets	1,008,047	604,627
Deferred income taxes	203,282	228,222

Total current assets	24,248,059	27,495,669
Property, plant and equipment, net	3,889,356	3,911,983
Long-term investments	11,672,499	11,704,612
Other investments	1,919,120	1,849,428
Other assets	2,198,532	2,173,332

Total assets	$43,927,566	$47,135,024

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$698,648	$879,698
Accrued compensation	331,009	1,003,064
Accrued expenses and other current liabilities	661,470	805,616
Customer deposits	1,784,842	2,763,510

Total current liabilities	3,475,969	5,451,888

Commitments and contingent liabilities (Note 6)
Stockholders' equity:
Preferred stock, $.10 par value, 500,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.10 par value, 10,000,000 shares
authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	9,905,462	9,885,647
Retained earnings	39,039,574	40,349,250
Accumulated other comprehensive income	211,154	169,819
Less treasury stock at cost, 1,280,114 and
1,282,764 shares, respectively, in 2007 and 2006	(9,241,084)	(9,258,071)

Total stockholders' equity	40,451,597	41,683,136

Total liabilities and stockholders' equity	$43,927,566	$47,135,024

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	February 3, 2007	February 4, 2006
Net sales	$8,803,033	$13,750,595
Cost of goods sold	(6,423,824)	(9,637,560)

Gross profit	2,379,209	4,113,035
Selling, general and administrative expenses	(1,732,189)	(2,154,118)

Operating income	647,020	1,958,917

Other income:
Interest income	205,011	199,009
Undistributed earnings in joint venture - Majestic 21	69,692	101,545
Earnings from finance revenue sharing agreement	132,600	--
Miscellaneous	23,318	3,966

Total other income	430,621	304,520

Income before provision for income taxes	1,077,641	2,263,437
Provision for income taxes	(346,246)	(773,000)

Net income	731,395	1,490,437
Other comprehensive income, net of tax:
Unrealized investment gains	41,335	2,708

Comprehensive income	$772,730	$1,493,145

Weighted average number of shares outstanding
Basic	4,082,842	4,059,025
Diluted	4,097,615	4,155,131
Earnings per share
Basic	$0.18	$0.37
Diluted	$0.18	$0.36
Cash dividends paid per common share	$0.50	$0.30

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	February 3, 2007	February 4, 2006
Cash flows from operating activities:
Net income	$731,395	$1,490,437
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	79,776	74,828
Amortization of bond premium/discount	32,113	32,113
Undistributed earnings in joint venture - Majestic 21	(69,692)	(101,545)
Distributions from joint venture - Majestic 21	--	104,500
Undistributed earnings from finance revenue sharing agreement	132,600	--
Distributions from finance revenue sharing agreement	(132,600)	--
Increase in cash surrender value of life insurance	(25,200)	(22,500)
Stock options issued to employees	14,807	--
Decrease (increase) in:
Accounts receivable	130,962	(180,484)
Inventories	(762,467)	(1,840,059)
Prepaid incomes taxes	306,246	248,958
Prepaid expenses and other current assets	(403,420)	(383,360)
(Decrease) increase in:
Accounts payable	(181,050)	380,131
Accrued compensation	(672,055)	(482,425)
Accrued expenses and other current liabilities	(144,146)	(255,920)
Income taxes payable	--	374,042
Customer deposits	(978,668)	(66,339)

Net cash used in operating activities	(1,941,399)	(627,623)

Cash flows from investing activities:
Purchase of property, plant and equipment	(57,149)	(152,345)

Net cash used in investing activities	(57,149)	(152,345)

Cash flows from financing activities:
Payment of cash dividends	(2,041,071)	(1,217,618)
Proceeds from exercise of employee stock options	21,995	11,734

Net cash used in financing activities	(2,019,076)	(1,205,884)

Decrease in cash and cash equivalents	(4,017,624)	(1,985,852)
Cash and cash equivalents at beginning of quarter	12,380,874	14,368,183

Cash and cash equivalents at end of quarter	$8,363,250	$12,382,331

Supplemental disclosure of cash flow information:
Income taxes paid	$40,000	$150,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended February 3, 2007 and February 4, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended February 3, 2007 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s November 4, 2006 Annual Report on Form 10-K.

2.	Inventories

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at February 3, 2007 and November 4, 2006 are summarized as follows:

	February 3, 2007	November 4, 2006
	(Unaudited)
Raw materials	$1,082,273	$1,087,337
Work-in-process	142,884	157,230
Finished homes	11,278,203	10,578,554
Pre-owned manufactured homes	494,978	414,675
Model home furniture and other	177,833	175,908

	$13,176,171	$12,413,704

3.	Product Warranties

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. For estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends, the activity in the liability for product warranty are as follows:

	Three Months Ended
	February 3, 2007	February 4, 2006
Beginning accrued warranty expense	$215,000	$215,000
Less: reduction for payments	(253,410)	(264,148)
Plus: additions to accrual	253,410	264,148

Ending accrued warranty expense	$215,000	$215,000

4.	Earnings Per Share

	Three Months Ended
	February 3, 2007	February 4, 2006
Net income	$731,395	$1,490,437

Weighted average shares outstanding:
Basic	4,082,842	4,059,025
Add: common stock equivalents	14,773	96,106

Diluted	4,097,615	4,155,131

Earnings per share:
Basic	$0.18	$0.37

Diluted	$0.18	$0.36

5.	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 at the beginning of it’s fiscal year 2008. The Company is evaluating the impact FIN48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of it’s fiscal year 2009. The Company is evaluating the impact this statement will have on its consolidated financial statements.

6.	Commitments and Contingent Liabilities

The Company is contingently liable under terms of repurchase agreements with financial institutions providing covering dealer floor plan financing arrangements for independent dealers of its manufactured homes. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements amounted to approximately $1,212,000 and $1,397,000 at February 3, 2007 and November 4, 2006, respectively. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the FIN45 guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreement(s) in fiscal years 2007 or 2006.

The Company continues to be subject to an ongoing Internal Revenue Service (“IRS”) examination for the years ended November 6, 2004 and November 1, 2003. The IRS Agent’s report for fiscal years 2004 and 2003 proposes additional taxes of approximately $426,000 and $732,000, respectively, which relates to a potential accumulated earnings tax. Management has and will continue to vigorously contest the IRS Agent’s position. Accordingly, no accrual has been made in the accompanying consolidated financial statements for the contested tax adjustments since the ultimate liability, if any, cannot be reasonably estimated at this time. Any ultimate liability related to this accumulated earnings tax is not expected to be material in relation to the consolidated financial position of the Company, but could be material in relation to the earnings of the period in which a determination occurs.

Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company does not maintain casualty insurance on some of our property, including the inventory at our retail centers, our plant machinery and plant equipment and is at risk for those types of losses.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for three months ended February 3, 2007 and February 4, 2006.

	Three Months Ended
	February 3, 2007	February 4, 2006
Homes sold through Company owned
sales centers	98	181
Homes sold to independent dealers	14	38
Total new factory built homes produced	106	237
Less: intercompany	92	199
Average new manufactured home price - retail	$78,432	$63,457
Average new manufactured home price - wholesale	$37,840	$33,464
As a percent of net sales:
Gross profit from the Company owned retail
sales centers	20.5%	21.6%
Gross profit from the manufacturing facilities -	15.3%	17.2%
including intercompany sales

For the three month period ended February 3, 2007 and February 4, 2006, results of operations are as follows. Total net sales in first quarter 2007 were $8,803,033 compared to $13,750,595 in the first quarter 2006. First quarter sales and operations for fiscal 2007 were adversely impacted by the reduced manufactured housing shipments in Florida plus the overall decline in Florida and the nation’s housing market. Industry shipments in Florida for the Company’s first quarter 2007 were down approximately 60% from the same period last year. Although the current overall housing market has declined significantly this year, the long-term demographic trends still favor strong growth in the Florida market area we serve. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent on the Company, we expect to continue out-performing the industry. With a strong and stable economy, improved sales in the existing home market, stable unemployment and increasing, but still low, interest rates in 2007, management expects the demand for our homes to improve.

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

Gross profit as a percentage of net sales was 27.0% in first quarter of 2007 compared to 29.9% in first quarter of 2006. The decrease in gross profit was primarily due to the lower sales at the manufacturing facilities and the Company’s retail sales centers and certain fixed manufacturing expenses.

Selling, general and administrative expenses as a percent of net sales was 19.7% in first quarter of 2007 compared to 15.7% in the first quarter of 2006. The increase in selling, general and administrative expenses resulted from the lower sales at the manufacturing facilities and the Company’s retail sales and certain fixed general and administrative expenses. Selling, general and administrative expenses at our manufacturing facility includes salaries, professional services, advertising and promotions, corporate expense, employee benefits, office equipment and supplies and utilities. Selling, general and administrative expenses at our retail sales center includes: advertising, retail sales centers expenses, salary and salary related, professional fees, corporate expense, employee benefit, office equipment and supplies, utilities and travel. Selling, general and administrative expenses at the insurance company include: advertising, professional fees and office supplies.

Insurance revenues in the first quarter of 2007 were $75,803 compared to $68,398 in the first quarter of 2006. The increase resulted from the increase in new policies generated and renewal of existing policies. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., operates as an independent insurance agent. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile, and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which leads us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc.

The Company earned $69,692 from its joint venture, Majestic 21, in the first quarter of 2007 compared to $101,545 for the first quarter of 2006. The earnings from Majestic 21 represent the allocation of the Company’s share of net income on a 50/50 basis. The Majestic 21 portfolio of loans is not being increased and as the portfolio continues to runoff, the income will continue to decline.

The Company reported earnings from the finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes Inc. in the amount of $132,600 in the first quarter of 2007. There were no earnings from the finance revenue sharing agreement in the first quarter of 2006.

The Company earned interest on cash equivalents and investments in the amount of $205,011 for the first quarter of 2007 compared to $199,009 for the first quarter of 2006. The increased interest income was primarily due to higher interest rates on the variable rate portion of our cash and investment balances.

As a result of the factors discussed above, earnings for the first quarter of 2007 were $731,395 or $0.18 per diluted share compared to $1,490,437 or $0.36 per diluted share for the first quarter of 2006.

Liquidity and Capital Resources

Cash and cash equivalents were $8,363,250 at February 3, 2007 compared to $12,380,874 at November 4, 2006. The decrease in cash and cash equivalents was primarily due to net cash used in operating activities and the payment of cash dividends. Short and long-term investments were $12,178,979 at February 3, 2007 compared to $12,144,817 at November 4, 2006. Working capital was $20,772,090 at February 3, 2007 as compared to $22,043,781 at November 4, 2006. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $13,176,171 at February 3 2007, from $12,413,704 at November 4, 2006 primarily due to an increase in the number of inventory homes at the Company’s retail sales centers. Customer deposits continued to decrease to a normal historic level.

Nobility paid an annual cash dividend of $0.50 per common share for fiscal year 2006 on January 12, 2007 in the amount of $2,041,071. On January 13, 2006, the Company paid an annual cash dividend of $0.30 per common share for fiscal year 2005 in the amount of $1,217,618.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At February 3, 2007 and November 4, 2006, there were no amounts outstanding under this agreement.

Nobility’s operations may require significant capital expenditures during fiscal 2007 compared to fiscal 2006, as the Company considers increasing manufacturing plant capacity through plant expansion and purchasing some of our current retail sales centers locations that are currently leased and opening new retail sales centers in Florida. Nobility may also require additional funds for capital expenditures relating to its finance revenue sharing agreement and to underwrite its own construction and mortgage loans. Working capital requirements will be met with internal sources.

Primarily as a result of the increasing costs related to the Sarbanes-Oxley 404 compliance and the increasing costs of being a public company, the Board of Directors has hired the investment banking firm of Savvian Advisors, to explore the strategic alternatives available for the Company. The Company is currently continuing its exploration of alternatives.

Critical Accounting Policies and Estimates

The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each account where judgment and estimates are applied.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at February 3, 2007 and February 4, 2006.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21‘s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,669,120 as of February 3, 2007 and $1,566,539 as of February 4, 2006. However, based on management’s evaluation, there was no impairment of this investment at February 3, 2007 or February 4, 2007.

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

Warranty Costs

The warranty reserve is established at the time of revenue recognition based on management’s best estimate of costs that may be incurred under the Company’s warranty policies.

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

Forward-Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws, including our statements that we expect to outperform our industry and that working capital requirements will be met with internal sources. Although Nobility believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, increasing material costs, continued excess retail inventory, increase in repossessions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack and any armed conflict involving the United States and the impact of inflation.

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

We do not have any indebtedness as of February 3, 2007. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

There were no reportable events for Item 1, Item 3 and Item 5.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors since November 4, 2006. See risk factors at November 4, 2006 within the Company’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects stock repurchases made by the Company during the quarter ended February 3, 2007:

Issuer Repurchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate $ Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 5, 2006 -
December 2, 2006	--	--	--	200,000
December 3, 2006 -
December 30, 2006	--	--	--	200,000
December 31, 2006 -
February 3, 2007	--	--	--	200,000

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

Item 4.	Submission of Matters to a Vote of Security Holders

a.	The annual Meeting of the Shareholders was held on March 2, 2007. The only matter to come before the meeting was the election of directors.
b.	The vote to elect a board of five directors was as follows:

	For	Against	Abstain	Not Voted
Terry E. Trexler	3,853,259	0	47,937	183,597
Richard C. Barberie	3,834,061	0	67,135	183,597
Robert P. Holliday	3,853,261	0	47,935	183,597
Robert P. Saltsman	3,835,061	0	66,135	183,597
Thomas W. Trexler	3,835,061	0	66,135	183,597

Item 6.	Exhibits

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or
15d-14(a) under the Securities Exchange Act of 1934
	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or
15d-14(a) under the Securities Exchange Act of 1934
32	(a)	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350
	(b)	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.
DATE: March 20, 2007	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer
DATE: March 20, 2007	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer
DATE: March 20, 2007	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer