Form 10-Q
period 2007-05-05
NOBILITY HOMES INC
filed 2007-06-13
CIK 72205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2007

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

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]; No [X].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding June 11, 2007
Common Stock	4,085,464

NOBILITY HOMES, INC.
INDEX

		Page Number
PART I	Financial Information
Item 1	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of May 5, 2007 and	3
	November 4, 2006
	Consolidated Statements of Income and Comprehensive Income for the	4
	three and six months ended May 5, 2007 and May 6, 2006
	Consolidated Statements of Cash Flows for the six months ended	5
	May 5, 2007 and May 6, 2006
	Notes to Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4	Controls and Procedures	12
PART II	Other Information
Item 1A	Risk Factors	13
Item 6	Exhibits	13
Signatures		13

NOBILITY HOMES, INC.
CONSOLIDATED BALANCE SHEETS

	May 5, 2007	November 4, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,943,209	$12,380,874
Short-term investments	564,120	440,205
Accounts receivable	273,707	379,370
Inventories	12,964,498	12,413,704
Prepaid income taxes	333,773	1,048,667
Prepaid expenses and other current assets	682,496	604,627
Deferred income taxes	181,593	228,222

Total current assets	25,943,396	27,495,669
Property, plant and equipment, net	3,896,669	3,911,983
Long-term investments	11,530,386	11,704,612
Other investments	1,789,730	1,849,428
Other assets	2,223,732	2,173,332

Total assets	$45,383,913	$47,135,024

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$942,577	$879,698
Accrued compensation	510,309	1,003,064
Accrued expenses and other current liabilities	700,057	805,616
Customer deposits	1,652,161	2,763,510

Total current liabilities	3,805,104	5,451,888

Commitments and contingent liabilities (Note 6)
Stockholders' equity:
Preferred stock, $.10 par value, 500,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.10 par value, 10,000,000
shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	9,922,047	9,885,647
Retained earnings	40,109,950	40,349,250
Accumulated other comprehensive income	247,104	169,819
Less treasury stock at cost, 1,279,443 and
1,282,764 shares, respectively, in 2007 and 2006	(9,236,783)	(9,258,071)

Total stockholders' equity	41,578,809	41,683,136

Total liabilities and stockholders' equity	$45,383,913	$47,135,024

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	May 5, 2007	May 6, 2006	May 5, 2007	May 6, 2006
Net sales	$10,323,420	$16,689,420	$19,126,453	$30,396,062
Cost of goods sold	(7,282,248)	(11,741,282)	(13,706,072)	(21,334,889)

Gross profit	3,041,172	4,948,138	5,420,381	9,061,173
Selling, general and administrative expenses	(1,900,384)	(2,435,645)	(3,632,573)	(4,589,763)

Operating income	1,140,788	2,512,493	1,787,808	4,471,410

Other income:
Interest income	187,423	182,633	392,433	381,642
Undistributed earnings in joint venture - Majestic 21	85,057	103,418	154,749	204,963
Earnings from finance revenue sharing agreement	137,200	96,000	269,800	96,000
Miscellaneous	43,555	18,083	66,874	22,049

	453,235	400,134	883,856	704,654

Income before provision for income taxes	1,594,023	2,912,627	2,671,664	5,176,064
Provision for income taxes	(523,648)	(994,000)	(869,894)	(1,767,000)

Net income	1,070,375	1,918,627	1,801,770	3,409,064
Other comprehensive income, net of tax:
Unrealized investment gain	35,950	14,601	77,285	17,309

Comprehensive income	$1,106,325	$1,933,228	$1,879,055	$3,426,373

Weighed average number of shares outstanding
Basic	4,085,132	4,043,850	4,083,987	4,051,396
Diluted	4,096,412	4,140,970	4,096,782	4,148,013
Earnings per share
Basic	$0.26	$0.47	$0.44	$0.84
Diluted	$0.26	$0.46	$0.44	$0.82
Cash dividends paid per common share	$--	$--	$0.50	$0.30

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	May 5, 2007	May 6, 2006
Cash flows from operating activities:
Net income	$1,801,770	$3,409,064
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	159,552	149,656
Amortization of bond premium	64,226	64,227
Undistributed earnings in joint venture - Majestic 21	(154,749)	(204,963)
Distributions from joint venture - Majestic 21	214,447	104,500
Undistributed earnings from finance revenue sharing agreement	269,800	96,000
Distributions from finance revenue sharing agreement	(269,800)	(96,000)
Increase in cash surrender value of life insurance	(50,400)	(45,000)
Stock options issued to employees	29,613	--
Decrease (increase) in:
Accounts receivable	105,663	(1,421,020)
Inventories	(550,794)	(2,455,459)
Prepaid income taxes	714,894	248,958
Prepaid expenses and other current assets	(77,869)	(296,241)
(Decrease) increase in:
Accounts payable	62,879	425,046
Accrued compensation	(492,755)	(167,322)
Accrued expenses and other current liabilities	(105,559)	(466,810)
Income taxes payable	--	28,042
Customer deposits	(1,111,349)	(407,650)

Net cash provided by (used in) operating activities	609,569	(1,034,972)

Cash flows from investing activities:
Purchase of property, plant and equipment	(144,238)	(307,764)
Proceeds from maturity of investment	110,000	--

Net cash used in investing activities	(34,238)	(307,764)

Cash flows from financing activities:
Payment of cash dividends	(2,041,071)	(1,217,618)
Proceeds from exercise of employee stock options	28,075	21,633
Purchase of treasury stock	--	(821,500)

Net cash used in financing activities	(2,012,996)	(2,017,485)

Decrease in cash and cash equivalents	(1,437,665)	(3,360,221)
Cash and cash equivalents at beginning of year	12,380,874	14,368,183

Cash and cash equivalents at end of period	$10,943,209	$11,007,962

Supplemental disclosure of cash flow information
Income taxes paid	$155,000	$1,490,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended May 5, 2007 and May 6, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 5, 2007 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s November 4, 2006 Annual Report on Form 10-K.

2.	Inventories

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at May 5, 2007 and November 4, 2006 are summarized as follows:

	May 5, 2007	November 4, 2006
	(Unaudited)
Raw materials	$877,368	$1,087,337
Work-in-process	148,631	157,230
Finished homes	11,275,778	10,578,554
Pre-owned manufactured homes	474,687	414,675
Model home furniture and other	188,034	175,908

	$12,964,498	$12,413,704

3.	Product Warranties

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. For estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends, the activity in the liability for product warranty are as follows:

	Quarter Ended
	May 5, 2007	May 6, 2006
Beginning accrued warranty expense	$215,000	$215,000
Less: reduction for payments	(250,278)	(292,943)
Plus: additions to accrual	250,278	292,943

Ending accrued warranty expense	$215,000	$215,000

4.	Earnings Per Share

	Three Months Ended		Six Months Ended
	May 5, 2007	May 6, 2006	May 5, 2007	May 6, 2006
Net income	$1,070,375	$1,918,627	$1,801,770	$3,409,064

Weighted average shares outstanding:
Basic	4,085,132	4,043,850	4,083,987	4,051,396
Add: common stock equivalents	11,280	97,120	12,795	96,617

Diluted	4,096,412	4,140,970	4,096,782	4,148,013

Earnings per share:
Basic	$0.26	$0.47	$0.44	$0.84

Diluted	$0.26	$0.46	$0.44	$0.82

5.	Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of its fiscal year 2009. The Company is evaluating the impact this statement will have on its consolidated financial statements.

6.	Commitments and Contingent Liabilities

The Company is contingently liable under terms of repurchase agreements with financial institutions providing covering dealer floor plan financing arrangements for independent dealers of its manufactured homes. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements amounted to approximately $873,000 and $1,397,000 at May 5, 2007 and November 4, 2006, respectively. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the FIN45 guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreement(s) in fiscal years 2007 or 2006.

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

Results of Operations

Thefollowing table summarizes certain key sales statistics and percent of gross profit as of and for three and six months ended May 5, 2007 and May 6, 2006.

	Three Months Ended		Six Months Ended
	May 5, 2007	May 6, 2006	May 5, 2007	May 6, 2006
Homes sold through Company owned
sales centers	116	181	214	362
Homes sold to independent dealers	20	80	34	119
Total new factory built homes produced	133	263	239	500
Less: intercompany	113	183	205	381
Average new manufactured home price - retail	$75,231	$71,052	$76,697	$67,255
Average new manufactured home price - wholesale	$35,542	$34,796	$36,561	$34,165
As a percent of net sales:
Gross profit from the Company owned retail
sales centers	22.2%	22.1%	21.4%	21.8%
Gross profit from the manufacturing facilities -	16.4%	19.0%	15.9%	18.2%
including intercompany sales

For the three and six month periods ended May 5, 2007 and May 6, 2006, results of operations are as follows. Total net sales in second quarter 2007 were $10,323,420 compared to $16,689,420 in the second quarter 2006. Total net sales for the first six months of 2007 were $19,126,453 compared to $30,396,062 for the first six months of 2006. Second quarter sales and operations for fiscal 2007 were adversely impacted by the reduced manufactured housing shipments in Florida plus the overall decline in Florida and the nation’s housing market. Industry shipments in Florida for the Company’s first six months of fiscal 2007 were down approximately 55% from the same period last year. Although the current overall housing market has declined significantly this year, the long-term demographic trends still favor strong growth in the Florida market area we serve. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent in the Company; we expect to continue out-performing the industry. With a strong and stable economy, improved sales in the existing home market, stable unemployment and increasing, but still low, interest rates in 2007, management expects the demand for our homes to improve.

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

Gross profit as a percentage of net sales was 29.5% in second quarter 2007 compared to 29.7% in second quarter 2006 and was 28.3% for the first six months of 2007 compared to 29.8% for the first six months of 2006.The decrease in gross profit was primarily due to the lower sales at the manufacturing facilities and certain fixed manufacturing expenses.

Selling, general and administrative expenses as a percent of net sales was 18.4% in second quarter of 2007 compared to 14.6% in the second quarter of 2006 and was 19.0% for the first six months of 2007 compared to 15.1% for the first six months of 2006. The increase in selling, general and administrative expenses resulted from the lower sales at the manufacturing facilities and the Company’s retail sales and certain fixed general and administrative expenses. Selling, general and administrative expenses at our manufacturing facility includes salaries, professional services, advertising and promotions, corporate expense, employee benefits, office equipment and supplies and utilities. Selling, general and administrative expenses at our retail sales center includes: advertising, retail sales centers expenses, salary and salary related, professional fees, corporate expense, employee benefit, office equipment and supplies, utilities and travel. Selling, general and administrative expenses at the insurance company include: advertising, professional fees and office supplies.

Insurance revenues in second quarter 2007 were $160,067 compared to $106,691 in the second quarter 2006. Total insurance revenues for the first six months of 2007 were $235,870 compared to $175,090 for the first six months of 2006. These increases resulted from increased contingency payments earned based on participation of profitability with insurance companies due to low claims, as well as new policies generated and renewal of existing policies. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., operates as an independent insurance agent. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile, and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which lead us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc.

The Company earned from its joint venture, Majestic 21, $85,057 in the second quarter of 2007 compared to $103,418 for the second quarter of 2006. For the first six months of 2007 the Company earned from Majestic 21 $154,749 compared to $204,963 for the first six months of 2006. The earnings from Majestic 21 represent the allocation of the Company’s share of net income on a 50/50 basis. The Majestic 21 portfolio of loans is not being increased and as the portfolio continues to runoff, the income will continue to decline.

The Company reported earnings from the finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes Inc. in the amount of $137,200 in the second quarter of 2007 compared to $96,000 for the second quarter of 2006 in which the Company reported earnings for the first time. For the first six months of 2007 earnings from the finance revenue sharing agreement were $269,800 compared to $96,000 in the first six months of 2006

The Company earned interest on cash equivalents and investments in the amount of $187,423 for the second quarter of 2007 compared to $182,633 for the second quarter of 2006. For the first six months of 2007 interest earned on cash equivalents and investments were $392,433 compared to $381,642 in the first six months of 2006. The increased interest income was primarily due to higher interest rates on the variable rate portion of the portfolio.

As a result of the factors discussed above, earnings for the second quarter of 2007 were $1,070,375 or $.26 per diluted share compared to $1,918,627 or $.46 per diluted share for the second quarter 2006. For the first six months of 2007 earnings were $1,801,770 or $0.44 per diluted share compared to $3,409,064 or $0.82 per diluted share in the second quarter 2006.

Liquidity and Capital Resources

Cash and cash equivalents were $10,943,209 at May 5, 2007 compared to $12,380,874 at November 4, 2006. The decrease in cash and cash equivalents was primarily due to the payment of cash dividends. Short and long-term investments were $12,094,506 at May 5, 2007 compared to $12,144,817 at November 4, 2006. Working capital was $22,138,292 at May 5, 2007 as compared to $22,043,781 at November 4, 2006. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $12,964,498 at May 5, 2007, from $12,413,704 at November 4, 2006 primarily due to an increase in the number of retail homes in various stages of completion on customer’s home sites. Customer deposits continued to decrease to a normal historic level.

Nobility paid an annual cash dividend of $0.50 per common share for fiscal year 2006 on January 12, 2007 in the amount of $2,041,071. On January 13, 2006, the Company paid an annual cash dividend of $0.30 per common share for fiscal year 2005 in the amount of $1,217,618.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At May 5, 2007 and November 4, 2006, there were no amounts outstanding under this agreement.

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

The Special Committee of the Board of Directors of Nobility Homes, Inc. announced in October that it had retained Savvian Advisors, an investment banking firm, to assist in the exploration of the Company’s strategic alternatives. Following receipt of a report from Savvian Advisors, the Special Committee has determined that Nobility Homes should remain an independent, public company for the immediate future and continue to focus on Nobility’s operations and growth opportunities while seeking ways to maximize shareholder value.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at May 5, 2007 and May 6, 2006.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21‘s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,539,730 as of May 5, 2007 and $1,669,957 as of May 6, 2006. However, based on management’s evaluation, there was no impairment of this investment at May 5, 2007 or May 6, 2006.

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

We do not have any indebtedness as of May 5, 2007. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

NOBILITY HOMES, INC.
DATE: June 12, 2007	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer
DATE: June 12, 2007	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer
DATE: June 12, 2007	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer