Form 10-Q
period 2007-08-04
NOBILITY HOMES INC
filed 2007-09-18
CIK 72205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2007

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

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]; No [X].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding September 17, 2007
Common Stock	4,084,894

NOBILITY HOMES, INC.
INDEX

		Page Number
PART I	Financial Information
Item 1	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of August 4, 2007 and	3
	November 4, 2006
	Consolidated Statements of Income and Comprehensive Income for the	4
	three and nine months ended August 4, 2007 and August 5, 2006
	Consolidated Statements of Cash Flows for the nine months ended	5
	August 4, 2007 and August 5, 2006
	Notes to Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4	Controls and Procedures	12
PART II	Other Information
Item 1A	Risk Factors	13
Item 6	Exhibits	13
Signatures		13

NOBILITY HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 4, 2007	November 4, 2006
Assets
Current assets:
Cash and cash equivalents	$11,655,260	$12,380,874
Short-term investments	477,604	440,205
Accounts receivable	279,256	379,370
Inventories	13,094,609	12,413,704
Prepaid income taxes	182,280	1,048,667
Prepaid expenses and other current assets	856,632	604,627
Deferred income taxes	214,149	228,222

Total current assets	26,759,790	27,495,669
Property, plant and equipment, net	3,837,741	3,911,983
Long-term investments	11,498,281	11,704,612
Other investments	1,864,129	1,849,428
Other assets	2,248,932	2,173,332

Total assets	$46,208,873	$47,135,024

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$495,596	$879,698
Accrued compensation	589,051	1,003,064
Accrued expenses and other current liabilities	587,436	805,616
Customer deposits	1,842,384	2,763,510

Total current liabilities	3,514,467	5,451,888

Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value, 500,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.10 par value, 10,000,000
shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	9,936,784	9,885,647
Retained earnings	41,263,456	40,349,250
Accumulated other comprehensive income	193,144	169,819
Less treasury stock at cost, 1,280,013 and
1,282,764 shares, respectively, in 2007 and 2006	(9,235,469)	(9,258,071)

Total stockholders' equity	42,694,406	41,683,136

Total liabilities and stockholders' equity	$46,208,873	$47,135,024

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 4, 2007	August 5, 2006	August 4, 2007	August 5, 2006
Net sales	$10,739,808	$14,892,812	$29,866,261	$45,288,874
Cost of goods sold	(7,532,895)	(10,587,683)	(21,238,967)	(31,922,572)

Gross profit	3,206,913	4,305,129	8,627,294	13,366,302
Selling, general and administrative expenses	(1,937,777)	(2,132,441)	(5,570,350)	(6,722,204)

Operating income	1,269,136	2,172,688	3,056,944	6,644,098

Other income:
Interest income	193,658	199,723	584,310	581,365
Undistributed earnings in joint venture - Majestic 21	74,399	105,391	229,148	310,354
Earnings from finance revenue sharing agreement	154,400	105,000	424,200	201,000
Miscellaneous	40,188	55,417	107,062	77,466

	462,645	465,531	1,344,720	1,170,185

Income before provision for income taxes	1,731,781	2,638,219	4,401,664	7,814,283
Provision for income taxes	(576,493)	(963,000)	(1,446,387)	(2,730,000)

Net income	1,155,288	1,675,219	2,955,277	5,084,283
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(53,960)	(23,471)	23,325	(6,162)

Comprehensive income	$1,101,328	$1,651,748	$2,978,602	$5,078,121

Weighed average number of shares outstanding
Basic	4,085,901	4,032,126	4,084,620	4,044,949
Diluted	4,095,847	4,131,566	4,095,759	4,139,992
Earnings per share
Basic	$0.28	$0.42	$0.72	$1.26
Diluted	$0.28	$0.41	$0.72	$1.23
Cash dividends paid per common share	$--	$--	$0.50	$0.30

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	August 4, 2007	August 5, 2006
Cash flows from operating activities:
Net income	$2,955,277	$5,084,283
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	239,328	224,484
Amortization of bond premium	96,331	96,340
Undistributed earnings in joint venture - Majestic 21	(229,148)	(310,354)
Distributions from joint venture - Majestic 21	214,447	104,500
Undistributed earnings from finance revenue sharing agreement	424,200	(201,000)
Distributions from finance revenue sharing agreement	(424,200)	96,000
Increase in cash surrender value of life insurance	(75,600)	(67,500)
Stock options issued to employees	44,418	--
Decrease (increase) in:
Accounts receivable - trade	100,114	(611,706)
Inventories	(680,905)	(2,716,198)
Prepaid income taxes	866,387	20,001
Prepaid expenses and other current assets	(252,005)	(211,069)
(Decrease) increase in:
Accounts payable	(384,102)	(77,727)
Accrued compensation	(414,013)	(459,564)
Accrued expenses and other current liabilities	(218,180)	(590,452)
Customer deposits	(921,126)	(248,997)

Net cash provided by operating activities	1,341,223	131,041

Cash flows from investing activities:
Purchase of property, plant and equipment	(165,086)	(375,562)
Proceeds from maturity of investment	110,000	--

Net cash used in investing activities	(55,086)	(375,562)

Cash flows from financing activities:
Payment of cash dividends	(2,041,071)	(1,217,618)
Proceeds from exercise of employee stock options	29,320	40,886
Purchase of treasury stock	--	(977,300)

Net cash used in financing activities	(2,011,751)	(2,154,032)

Decrease in cash and cash equivalents	(725,614)	(2,398,553)
Cash and cash equivalents at beginning of year	12,380,874	14,368,183

Cash and cash equivalents at end of period	$11,655,260	$11,969,630

Supplemental disclosure of cash flow information
Income taxes paid	$580,000	$2,710,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended August 4, 2007 and August 5, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended August 4, 2007 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s November 4, 2006 Annual Report on Form 10-K.

2.	Inventories

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at August 4, 2007 and November 4, 2006 are summarized as follows:

	August 4, 2007	November 4, 2006
	(Unaudited)
Raw materials	$907,385	$1,087,337
Work-in-process	139,856	157,230
Finished homes	11,205,481	10,578,554
Pre-owned manufactured homes	603,825	414,675
Model home furniture and other	238,062	175,908

	$13,094,609	$12,413,704

3.	Product Warranties

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. For estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends, the activity in the liability for product warranty is as follows:

	Three Months Ended		Nine Months Ended
	August 4, 2007	August 5, 2006	August 4, 2007	August 5, 2006
Beginning accrued warranty expense	$215,000	$215,000	$215,000	$215,000
Less: reduction for payments	(222,925)	(245,584)	(726,613)	(802,675)
Plus: additions to accrual	222,925	245,584	726,613	802,675

Ending accrued warranty expense	$215,000	$215,000	$215,000	$215,000

4.	Earnings Per Share

	Three Months Ended		Nine Months Ended
	August 4, 2007	August 5, 2006	August 4, 2007	August 5, 2006
Net income	$1,155,288	$1,675,219	$2,955,277	$5,084,283

Weighted average shares outstanding:
Basic	4,085,901	4,032,126	4,084,620	4,044,949
Add: common stock equivalents	9,946	99,440	11,139	95,043

Diluted	4,095,847	4,131,566	4,095,759	4,139,992

Earnings per share:
Basic	$0.28	$0.42	$0.72	$1.26

Diluted	$0.28	$0.41	$0.72	$1.23

5.	Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact this statement will have on its consolidated financial statements.

6.	Commitments and Contingent Liabilities

The Company is contingently liable under terms of repurchase agreements with financial institutions providing dealer floor plan financing arrangements for independent dealers of its manufactured homes. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The repurchase obligation is on an individual unit basis and the price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements amounted to approximately $536,000 and $1,397,000 at August 4, 2007 and November 4, 2006, respectively. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the FIN45 guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreement(s) in fiscal years 2007 or 2006.

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

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for three and nine months ended August 4, 2007 and August 5, 2006.

	Three Months Ended		Nine Months Ended
	August 4, 2007	August 5, 2006	August 4, 2007	August 5, 2006
Homes sold through Company owned
sales centers	127	177	341	539
Homes sold to independent dealers	7	51	41	170
Total new factory built homes produced	127	218	366	718
Less: intercompany	120	167	325	548
Average new manufactured home price - retail	$73,624	$69,445	$75,552	$67,974
Average new manufactured home price - wholesale	$37,176	$34,674	$36,774	$34,319
As a percent of net sales:
Gross profit from the Company owned retail
sales centers	22.4%	22.5%	21.8%	22.1%
Gross profit from the manufacturing facilities -	16.6%	16.9%	16.1%	17.8%
including intercompany sales

For the three and nine month periods ended August 4, 2007 and August 5, 2006, results of operations are as follows. Total net sales in third quarter 2007 were $10,739,808 compared to $14,892,812 in the third quarter 2006. Total net sales for the first nine months of 2007 were $29,866,261 compared to $45,288,874 for the first nine months of 2006. Third quarter sales and operations for fiscal 2007 were adversely impacted by the reduced manufactured housing shipments in Florida plus the overall decline in Florida and the nation’s housing market. Industry shipments in Florida for the Company’s first nine months of fiscal 2007 were down approximately 50% from the same period last year. Although the current overall housing market has declined significantly this year, the long-term demographic trends still favor strong growth in the Florida market area we serve. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent in the Company; we expect to continue out-performing the industry. Assuming a strong and stable economy, improved sales in the existing home market, stable unemployment and increasing, but still low, interest rates, management expects the demand for our homes to improve over the long-term.

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

Gross profit as a percentage of net sales was 29.9% in third quarter 2007 compared to 28.9% in third quarter 2006 and was 28.9% for the first nine months of 2007 compared to 29.5% for the first nine months of 2006. The increase in gross profit in third quarter was primarily due to the decrease in material cost at the manufacturing facilities. The decrease in gross profit in the first nine months of 2007 was primarily due to the lower sales at the manufacturing facilities and certain fixed manufacturing expenses.

Selling, general and administrative expenses as a percent of net sales was 18.0% in third quarter of 2007 compared to 14.3% in the third quarter of 2006 and was 18.7% for the first nine months of 2007 compared to 14.8% for the first nine months of 2006. The increase in selling, general and administrative expenses resulted from the lower sales at the manufacturing facilities and the Company’s retail sales and certain fixed general and administrative expenses. Selling, general and administrative expenses at our manufacturing facility includes: salaries, professional services, advertising and promotions, corporate expense, employee benefits, office equipment and supplies and utilities. Selling, general and administrative expenses at our retail sales centers includes: advertising, retail sales centers expenses, salary and salary related, professional fees, corporate expense, employee benefits, office equipment and supplies, utilities and travel. Selling, general and administrative expenses at the insurance company includes: advertising, professional fees and office supplies.

Insurance revenues in third quarter 2007 were $115,406 compared to $76,389 in the third quarter 2006. Total insurance revenues for the first nine months of 2007 were $351,275 compared to $251,479 for the first nine months of 2006. These increases resulted from increased contingency payments earned based on participation of profitability with insurance companies due to low claims, as well as new policies generated and renewal of existing policies. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., operates as an independent insurance agent. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile, and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which lead us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc.

The Company earned from its joint venture, Majestic 21, $74,399 in the third quarter of 2007 compared to $105,391 for the third quarter of 2006. For the first nine months of 2007 the Company earned from Majestic 21 $229,148 compared to $310,354 for the first nine months of 2006. The earnings from Majestic 21 represent the allocation of the Company’s share of net income on a 50/50 basis. The Majestic 21 portfolio of loans is not being increased and as the portfolio continues to runoff, the income will continue to decline.

The Company reported earnings from the finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes Inc. in the amount of $154,400 in the third quarter of 2007 compared to $105,000 for the third quarter of 2006 in which the Company reported earnings for the first time. For the first nine months of 2007 earnings from the finance revenue sharing agreement were $424,200 compared to $201,000 in the first nine months of 2006.

The Company earned interest on cash equivalents and investments in the amount of $193,658 for the third quarter of 2007 compared to $199,723 for the third quarter of 2006. For the first nine months of 2007 interest earned on cash equivalents and investments were $584,310 compared to $581,365 in the first nine months of 2006.

As a result of the factors discussed above, earnings for the third quarter of 2007 were $1,155,288 or $.28 per diluted share compared to $1,675,219 or $.41 per diluted share for the third quarter 2006. For the first nine months of 2007 earnings were $2,955,277 or $0.72 per diluted share compared to $5,084,283 or $1.23 per diluted share in the third quarter 2006.

Liquidity and Capital Resources

Cash and cash equivalents were $11,655,260 at August 4, 2007 compared to $12,380,874 at November 4, 2006. The decrease in cash and cash equivalents was primarily due to the payment of cash dividends. Short and long-term investments were $11,975,885 at August 4, 2007 compared to $12,144,817 at November 4, 2006. Working capital was $23,245,323 at August 4, 2007 as compared to $22,043,781 at November 4, 2006. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $13,094,609 at August 4, 2007, from $12,413,704 at November 4, 2006 primarily due to an increase in the number of homes in inventory at the Company’s retail sales centers. Customer deposits continued to decrease to a normal historic level.

Nobility paid an annual cash dividend of $0.50 per common share for fiscal year 2006 on January 12, 2007 in the amount of $2,041,071. On January 13, 2006, the Company paid an annual cash dividend of $0.30 per common share for fiscal year 2005 in the amount of $1,217,618.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At August 4, 2007 and November 4, 2006, there were no amounts outstanding under this agreement.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at August 4, 2007 and August 5, 2006.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21‘s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,614,129 as of August 4, 2007 and $1,500,348 as of August 5, 2006. However, based on management’s evaluation, there was no impairment of this investment at August 4, 2007 or August 5, 2006.

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

Finance Revenue Sharing Agreement

The finance revenue sharing agreement is between 21st Mortgage Corporation, Prestige Home Centers, Inc, and Majestic Homes, Inc. and no separate entity has been formed. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement. However, the Company has only minimal risk of loss due to loan loss reserves set up in the finance revenue sharing agreement. No losses have been incurred in connection with the finance revenue sharing agreement.

Goodwill

Between 1995 and 1998 the Company acquired retail sales centers accounted for under the purchase method of accounting. As a result, goodwill is reflected on the consolidated balance sheets. A valuation was performed by the Company and it was determined that the estimated fair value of the acquired sales centers exceeded their book value. There is no assurance that the value of the acquired sales centers will not decrease in the future due to changing business conditions.

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

Forward-Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws, including our statement about future demand for our manufactured homes and that working capital requirements will be met with internal sources. Although Nobility believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, increasing material costs, continued excess retail inventory, increase in repossessions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack and any armed conflict involving the United States and the impact of inflation.

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

We do not have any indebtedness as of August 4, 2007. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

NOBILITY HOMES, INC.
DATE: September 18, 2007	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer
DATE: September 18, 2007	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer
DATE: September 18, 2007	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer