Form 10-K
period 2007-11-03
NOBILITY HOMES INC
filed 2008-02-01
CIK 72205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 3, 2007

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
Yes [_]   No [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant (1,435,812 shares) based on the closing price on the Nasdaq Global Market on May 4, 2007 (the last business day of the most recent second quarter) was $30,511,005.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 30, 2008
Common Stock	4,108,704

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Definitive proxy statement for Annual Meeting of	Part III, Item 10-14
Shareholders to be held February 29, 2008

PART I

Item 1.	Description of Business

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

Nobility’s two manufacturing plants operated at an average of approximately 30% of their single shift capacity in fiscal 2007, 57% in 2006 and 65% in 2005, respectively.

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

Retail Sales

Prestige Home Centers, Inc. operates 18 retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 92%, 86% and 83% of Nobility’s sales during fiscal 2007, 2006 and 2005, respectively.

Each of Prestige’s retail sales centers is located within 350 miles of Nobility’s two manufacturing facilities. Prestige owns the land at four of its retail sales centers and leases the remaining 14 retail sales centers from unaffiliated parties under leases with terms between one and three years with renewal options.

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

In fiscal 1997, Nobility entered into a joint venture agreement with 21st Century Mortgage Corporation to provide financing to retail customers purchasing homes from Prestige. Additionally, financing for home purchases is provided by several other independent sources that specialize in manufactured housing lending and numerous banks that finance manufactured home purchases. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources, nor does Prestige itself finance customers’ new home purchases. During fiscal 2004, Nobility entered into a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige and Nobility’s wholly-owned subsidiary, Majestic Homes, Inc. without forming a separate entity. For more information about the revenue sharing arrangement, see “Note 3” to the consolidated financial statements. In the future, Nobility may explore the possibility of underwriting its own mortgage loans.

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

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which leads us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations for fiscal years 2007, 2006 and 2005. Mountain Financial, Inc.‘s revenues were approximately $402,000, $335,000 and $305,000 in fiscal 2007, 2006 and 2005, respectively.

The construction lending operation provides financing to pre-approved buyers who are purchasing a home through the Company’s retail sales centers. The loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home, and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The mortgage broker fee was $34,000 and construction interest was $25,000 for fiscal 2007.

Wholesale Sales to Manufactured Home Communities

Nobility currently sells its homes on a wholesale basis exclusively through four full-time salespersons to approximately 40 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s customers sell homes produced by several manufacturers. No customer accounted for more than 10% of Nobility’s total sales in fiscal 2007, 2006 and 2005. Subsequent to November 4, 2007, the Company invested as a limited partner in two new Florida retirement manufactured home communities. Management’s belief is that new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a “floor plan” basis where the financial institution obtains a security interest in all or part of the dealer’s manufactured home inventory. Nobility, from time-to-time, enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer’s default, Nobility will, at the lender’s request, repurchase the home provided that Nobility’s liability will not exceed the manufacturer’s invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within 18 – 24 months after a home is sold to the dealer and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale. The repurchase is usually conditioned upon the dealer’s insolvency and presentation of the unit back to the Company. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. Nobility was not required to repurchase any homes during fiscal 2007, 2006 or 2005. For additional information, see “Notes to Consolidated Financial Statements.” Nobility does not finance retail sales of new homes for customers of its independent dealers.

Nobility does not generally offer consigned inventory programs or other credit terms to its dealers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, Nobility may offer extended terms to unrelated park dealers who do a high volume of business with Nobility. In order to stimulate sales, Nobility sells homes for display to selected manufactured home communities on special terms. The high visibility of Nobility’s homes in such communities generates additional sales of its homes through such dealers.

Regulation

The manufacture, distribution and sale of homes is subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development has adopted national construction and safety standards that have priority over existing state standards. In addition, HUD regulations require that manufactured homes be constructed to more stringent wind load and thermal standards. Compliance with these standards involves approval by a HUD approved engineering firm of engineering plans and specifications on all models. HUD has also promulgated rules requiring producers of manufactured homes to utilize wood products certified by their suppliers to meet HUD’s established limits on formaldehyde emissions and to place in each home written notice to prospective purchasers of possible adverse reaction from airborne formaldehyde in homes. HUD’s standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. In addition, some components of manufactured homes may also be subject to Consumer Product Safety Commission standards and recall requirements. Homes manufactured by Nobility are also required to comply with the standard building code established by the Florida Department of Community Affairs.

Nobility estimates that compliance with federal, state and local environmental protection laws will have no material effect upon capital expenditures for plant or equipment modifications or earnings for the next fiscal year.

The transportation of manufactured homes is subject to state regulation. Generally, special permits must be obtained to transport the home over public highways and restrictions are imposed to promote travel safety including those relating to routes, travel periods, speed limits, safety equipment and size.

Nobility’s homes are subject to the requirements of the Magnuson-Moss Warranty Act and Federal Trade Commission rulings which regulate warranties on consumer products. Nobility provides a limited warranty of one year on the structural components of its homes.

Competition

The manufactured home industry is highly competitive. The initial investment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry in the business vary from state to state. The bond requirement for Florida is $50,000. Nobility competes directly with other manufacturers, some of whom are both considerably larger and possess greater financial resources than Nobility. Based on number of units sold during the first eleven months of calendar year 2007, Nobility ranks 6th in the state of Florida out of the top 45 manufacturers selling manufactured homes in the state. Nobility estimates that of those 45 manufacturers approximately 15 manufacture homes of the same type as Nobility and compete in the same market area. Nobility believes that it is generally competitive with most of those manufacturers in terms of price, service, warranty and product performance.

According to statistics compiled by Statistical Surveys, Inc. from records on file with the State of Florida, Prestige has been one of the largest retail dealers of multi-section manufactured homes in Florida since 1994, based on number of home sales.

Employees

As of January 4, 2008, Nobility had 214 full-time employees, including 82 employed by Prestige. Approximately 93 employees are factory personnel compared to approximately 94 in such positions a year ago and 120 are in management, administrative, supervisory, sales and clerical positions (including 75 management and sales personnel employed by Prestige) compared to approximately 106 a year ago. In addition, Nobility employs part-time employees when necessary.

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

The manufactured housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past. We are subject to volatility in operating results due to external factors beyond our control such as:

•	availability of retail financing;
•	the level and stability of interest rates;
•	unemployment trends;
•	impact of hurricanes or seasonal weather conditions;
•	the availability of wholesale financing;
•	housing supply and demand;
•	defaults by retail customers resulting in repossessions;
•	industry level of used or repossessed manufactured homes;
•	international tensions and hostilities;
•	levels of consumer confidence;
•	inventory levels;
•	regulatory and zoning matters;
•	availability of home insurance;
•	access to capital markets;
•	changes in general economic conditions; and
•	commodity prices.

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

Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. Annual shipments have declined from approximately 350,000 to 100,000 in 2007. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of homes securing defaulted loans. Other causes of the downturn include a reduced number of consumer lenders in the traditional chattel (home-only) lending sector, higher interest rates on home-only loans and generally unfavorable economic conditions. These factors have resulted in declining wholesale shipments, excess manufacturing and retail locations and surplus inventory.

As a result of the foregoing factors, based on industry data, we estimate that approximately 57% of all industry retail locations have closed since 1999 and that industry manufacturers have closed 118 manufacturing facilities, representing 37% of the industry’s manufacturing facilities.

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

If the current industry downturn gets materially worse or the subprime crisis escalates, we may incur operating and net income reductions and may be required to take steps in an attempt to mitigate the effect of unfavorable industry conditions, such as the closure of facilities, retail sales centers, or consolidation of existing operations. These steps could impair our ability to conduct our business in a manner consistent with past practice and could make it more difficult for us to expand our operations if and when industry conditions improve. Furthermore, some of these steps could lead to fixed asset impairment charges and goodwill impairment charges.

The reduced availability of consumer financing could have a material adverse affect on our sales volume.

The reduced availability of financing from third party lenders for our retail customers could continue to affect our sales volume. Our retailers, as well as retail buyers of our products, generally secure financing from third party lenders, which, in the case of manufactured housing, have been negatively affected by adverse loan experience. For example, Conseco, Associate, Chase and GreenPoint, which have been very important lenders for customers of ours and of our dealers in the 1990‘s, have withdrawn from the manufactured housing finance business. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. In addition, home-only financing is at times more difficult to obtain than the financing for site-built homes. Reduced availability of such financing, tightened underwriting standards and high interest rates are currently having an adverse effect on the manufactured housing business and our housing sales. In addition, quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. There can be no assurance that affordable retail financing for manufactured or modular homes will be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations.

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

The manufactured housing industry is highly competitive and some of our competitors are larger and have stronger balance sheets and cash flow, as well as greater access to capital, than we do. Competition at both the manufacturing and retail levels is based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in our market. In addition, our homes compete with repossessed homes that are offered for sale in our market. A number of our manufacturing competitors also have their own retail distribution systems and consumer finance and insurance operations. The ability to offer consumer finance and insurance products may provide some larger competitors with an advantage. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. Because barriers to entry for manufactured housing retailers are low, we believe that where wholesale floor plan financing is available, it is relatively easy for new retailers to enter into our market as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including new and existing site-built homes, apartments, townhouses and condominiums. If we are unable to compete effectively in this environment, our retail sales, wholesale shipments and operating results could be reduced. As a result, our growth could be limited.

If we experience a shortage of raw materials, or the price of raw materials increases, our results of operations could be adversely affected.

Our results of operations can be affected by the pricing and availability of raw materials. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Three of the most important raw materials used in our operations, lumber, gypsum wallboard and insulation, have experienced significant price fluctuations in the past several fiscal years. Sudden increases in demand for these construction materials, as has recently occurred, caused by natural disasters or other market forces, can greatly increase the costs of materials or limit the availability of such materials. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

If we experience an increase in labor costs, our results of operations could be adversely affected.

The availability and pricing of labor, as well as changes in labor practices, may significantly affect our results of operations. Although we attempt to mitigate the effect of any cost escalation in labor costs when necessary by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. Changes in labor rates and practices could significantly affect our costs and thereby reduce our operating income. Any failure to offset increases in our labor costs could have an adverse effect on our margins, operating income and cash flows.

We self-insure some of our property and in the event of significant losses, our results of operations and financial condition could be materially adversely affected.

For cost reasons, we do not maintain casualty insurance on some of our property, including the inventory at our retail centers, our plant machinery and plant inventory. We do maintain casualty insurance on our corporate buildings and manufacturing plants; however, we are not insured for the full value of those properties. If we experience significant losses resulting from disasters such as hurricanes, tornados, floods or fires for which we are not fully insured, it could have a material adverse affect on our operating results and financial condition.

Our geographic concentration in Florida could adversely affect out business.

We are concentrated geographically in Florida which could adversely affect our business. In fiscal year 2007, approximately 100% of our revenues were generated in Florida. A decline in the demand for manufactured housing in Florida, a decline in the economy of Florida and the impact of hurricanes in Florida or other adverse conditions could have a material adverse affect on our results of operations.

If the manufactured housing industry does not secure favorable zoning regulations for our homes, our sales could decline.

If the factory-built housing industry is not able to secure favorable local zoning ordinances, or if there are changes in zoning regulations, our sales could decline and our operating results could suffer. Any limitation on the growth of the number of sites available for manufactured homes, or on the operation or starting new of manufactured housing communities, could adversely affect our sales. In addition, new product opportunities that we may wish to pursue for our manufactured housing business could cause us to encounter new zoning regulations and affect the potential market for these new products. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, there has been resistance by property owners to the adoption of zoning ordinances permitting the location of manufactured homes in residential areas and we believe that this resistance has adversely affected the growth of the industry. The inability of the manufactured home industry to affect change in these zoning ordinances could have an adverse effect on our results of operations and we cannot be certain that manufactured homes will receive more widespread acceptance or that additional localities will adopt zoning ordinances permitting the location of manufactured homes.

If our retail customers are unable to obtain insurance for factory-built homes, our sales volume and results of operations may be adversely affected.

We sell our factory-built homes to retail customers located primarily in Florida. Some of our retail customers have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in Florida and the Gulf Coast, primarily hurricanes. If our retail customers face increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

If our contingent liabilities become actual liabilities that we must satisfy, we may incur losses or experience a reduction in earnings.

We have, and will continue to have, contingent wholesale repurchase obligations which could become actual obligations that we must satisfy. We may incur losses under these wholesale repurchase obligations or be required to fund these or other contingent obligations that would reduce our earnings. In connection with a floor plan arrangement for our home shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period 18 to 24 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. The difference between the gross repurchase price and the price at which the repurchased manufactured home can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. During fiscal 2007 and 2006, there were no losses incurred under these repurchase agreements. We estimate that our potential obligations under such repurchase agreements were approximately $539,000 in 2007 and $1,397,000 in 2006. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.

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

During fiscal 2007 and 2006, approximately 89% and 77% of our wholesale shipments of manufactured homes were sold through Prestige Home Centers, our own retail distribution network. If Prestige’s retail sales are adversely affected by changes in conditions such as economic, demographics, weather, repossessions, unemployment trends, interest rates, availability of retail financing, personnel and housing demand, our revenue and operating results would decline.

We are dependent on independent retailers to sell our homes, and the loss of a significant retailer or our inability to establish relations with independent retailers could have a material adverse effect on our sales and operating results.

If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline and our operating results could suffer. During fiscal 2007 and 2006, approximately 11% and 23% of our wholesale shipments of manufactured homes were made to independent retail locations in Florida. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Furthermore, our presence as a competitor limits potential sales to dealers located in the same geographic area serviced by Prestige retail sales centers. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively and may choose to sell our competitors’ homes instead. Furthermore, if wholesale shipments of manufactured homes exceed the retail sales, independent retailers’ inventories may increase to a level where the retailers decrease orders from us. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent as they are subject to industry, economic, demographic and seasonal trends similar to the ones we face. If we do not establish and maintain relationships with solvent independent retailers in our market, sales could decline.

We are dependent on the ability of 21st Mortgage Corporation and Majestic 21 to operate a financially successful business, and if their operations are not financially successful, we could experience a loss of some or all of our investments.

During fiscal 1997, we contributed $250,000 for a 50% interest in a joint venture with 21st Mortgage Corporation, to provide mortgage financing on our manufactured homes sold by our retail division. As a 50% partner we do not have any legal authority to manage or control this partnership’s operations. During fiscal 2004, we transferred $250,000 from our existing joint venture in Majestic 21 in order to participate in a new finance revenue sharing agreement with 21st Mortgage Corporation. This finance revenue sharing agreement will continue to provide mortgage financing to customers who qualify for such mortgage financing, and who purchase homes through our Prestige Homes retail sales centers. The management of 21st Mortgage Corporation has industry experience in managing, servicing and collecting loan portfolios; however, many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in the delinquency rate that results from improper servicing or mortgage loan performance in general could adversely affect the profitability and cash flow from the loan portfolio for Majestic 21 and 21st Mortgage Corporation. Majestic 21 and 21st Mortgage Corporation makes loans to borrowers that it believes are credit worthy based on its credit guidelines. However, the ability of these customers to repay their loans may be affected by a number of factors, including, but not limited to national, regional and local economic conditions; changes or continued weakness in specific industry segments; natural hazard risks affecting the region in which the borrower resides; and employment, financial or life circumstances. Therefore, if these operations are not financially successful, our results may also be adversely affected and we could lose some or all of our investments.

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

By fiscal year end 2008, we must comply with Section 404 of the Sarbanes-Oxley Act which requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. Section 404 also will require our independent registered certified public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting for fiscal 2009. If we fail to meet our deadline for adoption or we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal controls, it could have an adverse effect on our business and stock price.

Item 1B	Unresolved Staff Comments

None.

Item 2.	Properties

As of November 3, 2007, Nobility owned and operated two manufacturing plants:

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

Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, any related liabilities that might arise would be covered under terms of the Company’s liability insurance policies or would not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Nobility’s common stock is listed on the Nasdaq Global Market under the symbol NOBH. The following table shows the range of high and low sales prices for the common stock for each fiscal quarter of 2007 and 2006.

	Fiscal Year End
Fiscal	November 3, 2007		November 4, 2006
Quarter	High	Low	High	Low
1st	$27.92	$22.84	$26.21	$25.57
2nd	25.81	20.85	26.53	26.03
3rd	21.48	18.94	27.91	27.43
4th	20.68	17.00	27.12	26.92

Holders

At January 30, 2008, the approximate number of holders of record of common stock was 196 (not including individual participants in security position listings).

Dividends

The Board of Directors declared an annual cash dividend of $0.50 per common share for fiscal year 2007, paid January 11, 2008 to stockholders of record as of January 2, 2008. The Company paid an annual cash dividend of $0.50 per common share for fiscal year 2006. The payment of future cash dividends is within the discretion of Nobility’s Board of Directors and will depend, among other factors, on Nobility’s earnings, capital requirements and operating and financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the fiscal year ended November 3, 2007. For further information, see Note 12 of “Notes to Consolidated Financial Statements.”

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	133,029	$23.88	361,971
Equity compensation
plans not approved
by security holders	None	--	--

Total	133,029	$23.88	361,971

Issuer Purchases of Equity Securities

Nobility repurchased in the open market 89,175 shares of its common stock during fiscal 2006. Nobility did not repurchase any significant amount of shares in fiscal 2007.

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

Years Ended
	November 3, 2007	November 4, 2006	November 5, 2005	November 6, 2004	November 1, 2003
	(in thousands except per share data)
Total net sales	$40,623	$59,958	$56,711	$50,019	$39,229
Income from
operations	4,324	8,549	8,342	6,201	4,078
Other income	1,823	1,598	1,030	832	656
Net income	4,082	6,470	6,172	4,633	3,079
Weighted average shares
outstanding:
Basic	4,084,691	4,049,172	4,043,394	4,016,797	3,996,424
Diluted	4,094,001	4,069,470	4,134,923	4,116,337	4,021,996
Earnings per share:
Basic	$1.00	$1.60	$1.53	$1.15	$0.77
Diluted	$1.00	$1.59	1.49	1.13	0.77
Total assets	47,452	47,135	45,057	39,975	32,705
Long term
obligations	-0-	-0-	-0-	-0-	-0-
Stockholders'
equity	43,925	41,683	37,069	31,374	26,816
Cash dividends
per common share	$0.50	$0.30	$0.20	$0.10	-0-

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal 2007, 2006 and 2005, Nobility’s product mix was affected by the number of “Special Edition” homes marketed by Prestige and by larger, more expensive multi-wide homes resulting from the availability of varied types of financing at competitive rates through our affiliates. Most family buyers today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement buyers who reside in the manufactured housing communities.

Nobility’s joint venture and finance revenue sharing agreement with 21st Mortgage Corporation and its subsidiaries provides mortgage financing to retail customers who purchase Nobility’s manufactured homes at Prestige retail sales centers. These agreements, which originate and service loans, have given Prestige more control over the financing aspect of the retail home sales process and allowed it to offer better services to its retail customers. Management believes that these agreements give Prestige an additional potential for profit by providing finance products to retail customers. In addition, management believes that Prestige has more input in the design of unique finance programs for prospective homebuyers, and that the joint venture has resulted in more profitable sales at its Prestige retail sales centers. For more information about the finance revenue sharing agreement, see “Note 3” to the consolidated financial statements. In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers. Prestige also maintains several other outside financing sources that provide financing to retail homebuyers for its manufactured homes. In the future, Nobility may explore the possibility of underwriting its own mortgage loans for non-21st Mortgage loans.

Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Mountain Financial provides construction loans, mortgage brokerage services, automobile, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes.

The years ended November 3, 2007, November 4, 2006 and November 5, 2005 consisted of a fifty-two (52) week period.

Results of Operation

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended November 3, 2007, November 4, 2006 and November 5, 2005.

	2007	2006	2005
Homes sold through Company owned
sales centers	462	714	744
Homes sold to independent dealers	52	208	261
Total new factory built homes produced	485	902	1044
Less: intercompany	433	694	783
Average new manufactured home price - retail	$75,971	$68,749	$59,887
Average new manufactured home price - wholesale	$37,054	$34,634	$30,578
As a percent of net sales:
Gross profit from the Company owned retail
sales centers	22%	22%	22%
Gross profit from the manufacturing facilities -	17%	18%	19%

For fiscal years ended November 3, 2007, November 4, 2006 and November 5, 2005, results are as follows. Total net sales in fiscal 2007 were $40,622,897 compared to $59,957,571 in fiscal 2006 and $56,710,925 in fiscal 2005.

Sales for fiscal 2007 were adversely impacted by the reduced manufactured housing shipments in Florida plus the overall decline in Florida and the nation’s housing market. Industry shipments in Florida for the Company’s fiscal 2007 were down approximately 47% from the same period last year. While we did not manufacture any FEMA units for temporary housing for hurricane victims, we believe the hurricanes positively impacted our retail sales in 2005 by driving sales for replacement homes. Although business has slowed to normal levels after the hurricanes of 2005 and 2004, management is cautiously optimistic for fiscal 2008, convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent in the Company, we expect to continue out-performing the industry. If the country enjoys a strong and stable economy, improved sales in the existing home market, stable unemployment and low interest rates in 2008, management expects the demand for our homes to improve. Fiscal year 2008 is Nobility’s 41st year of operating in our market area and we plan to increase the level of consumer awareness and confidence in Nobility and Prestige, our retail organization, with the introduction and special promotion of more special edition homes. Subsequent to November 4, 2007, the Company invested as a limited partner in two new Florida retirement manufactured home communities. Management’s belief is that new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

Combined industry-wide shipment of multi-section and single-section homes for the first ten months of calendar 2007 decreased approximately 22% from the like period last year and decreased 10% in calendar 2006 after a 3% increase in calendar 2005. Florida combined industry shipments of multi-section homes and single-section homes in the first ten months of calendar 2007 decreased approximately 47% from the like period last year and decreased 31% in calendar 2006 and increased 23% in calendar 2005. The increase in Florida shipments in 2005 was positively impacted by both FEMA purchased temporary housing and customers replacing homes due to the hurricanes. Approximately 99% of Nobility’s home sales are multi-section homes.

Cost of goods sold at our manufacturing facilities include: materials, direct and indirect labor and manufacturing expenses (which consists of factory occupancy, salary and salary related, delivery costs, mobile home service costs and other manufacturing expenses). Cost of goods sold at our retail sales centers include: appliances, air conditioners, electrical and plumbing hook-ups, furniture, insurance, impact and permit fees, land and home fees, manufactured home, service warranty, setup contractor, interior drywall finish, setup display, skirting, steps, well and septic tank and other expenses.

Gross profit as a percentage of net sales was 29% in fiscal 2007 compared to 29.5% in fiscal 2006 and 29% in fiscal 2005. The gross profit at the Company owned retail sales centers remained approximately the same due to the increase in the average retail selling price and the increase in the average gross profit on each retail home sold. The average new manufactured home price (wholesale) increased, but the gross profit from the manufacturing facilities, which included homes built for both Company owned retail sales centers and independent dealers, declined because of the fixed manufacturing expenses related to the deceased sales.

Selling, general and administrative expenses as a percent of net sales was approximately 18.4% in fiscal 2007 compared to 15.2% in fiscal 2006 and 14.3% in fiscal 2005. The increase in selling, general and administrative expenses as a percent of net sales resulted from the fixed expenses directly related to the decreased sales at the Company’s manufacturing facilities and retail sales centers in fiscal 2007. In fiscal year 2006 the increase in selling, general and administrative expenses resulted from the increase in compensation expenses directly related to the increased sales and advertising expense at the Company’s retail sales centers. Selling, general and administrative expenses at our manufacturing facility includes salaries, professional services, advertising and promotions, corporate expense, employee benefits, office equipment and supplies and utilities. Selling, general and administrative expenses at our retail sales center includes: advertising, retail sales centers expenses, salary and salary related, professional fees, corporate expense, employee benefit, office equipment and supplies, utilities and travel. Selling, general and administrative expenses at the insurance company include: advertising, professional fees and office supplies.

Insurance revenues in fiscal 2007 were $402,101 compared to $334,504 in fiscal 2006 and $304,882 in fiscal 2005. These increases resulted from increased contingency payments earned based on participation of profitability with insurance companies due to low claims, as well as new policies generated and renewal of existing policies. The insurance revenues in 2005 were reclassified to be recorded at net versus gross. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers and therefore, we have no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 3, 2007, November 4, 2006 and November 5, 2005.

The construction lending operation provides financing to buyers who are purchasing a home through the Company’s retail sales centers. The loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home, and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The mortgage broker fee was $34,000 and construction interest was $25,000 for fiscal 2007.

The Company earned $282,680 from Majestic 21 in fiscal 2007 compared to $409,434 in fiscal 2006 and $373,482 in fiscal 2005. The earnings from Majestic 21 represent the allocation of the Company’s share of net income and distributions on a 50/50 basis. The Majestic 21 portfolio of loans is not being increased and as the portfolio continues to runoff, the income will continue to decline.

The Company reported earnings from the finance revenue sharing agreement with 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes Inc. in the amount of $579,700 in fiscal 2007 and $317,900 in fiscal 2006.

The Company earned interest on cash equivalents and investments in the amount of $814,683 in fiscal 2007 compared to $780,103 in fiscal 2006 and $598,904 in fiscal 2005. The increased interest income was primarily due to higher interest rates on the variable rate portion of our cash equivalent and investment balances.

As a result of the factors discussed above, earnings for fiscal 2007 were $4,081,660 or $1.00 per diluted share compared to $6,470,405 or $1.59 per diluted share for fiscal 2006 and $6,172,217 or $1.49 per diluted share for fiscal 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $13,696,990 at November 3, 2007 compared to $12,380,874 at November 4, 2006. Short and long-term investments were $11,210,592 at November 3, 2007 compared to $12,144,817 at November 4, 2006. Working capital was $25,144,323 at November 3, 2007 as compared to $22,043,781 at November 4, 2006. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Inventories increased to $12,696,388 at November 3, 2007 from $12,413,704 at November 4, 2006. Customer deposits continued to decrease to a normal historic level, which had increased in 2004 and 2005 because of customers receiving insurance proceeds and applying down payments to buy replacement homes due to the hurricanes of 2004 and 2005.

Nobility paid an annual cash dividend of $0.50 per common share for fiscal year 2006 on January 12, 2007 in the amount of $2,041,071. On January 13, 2006 the Company paid an annual cash dividend of $0.30 per common share for fiscal year 2005 in the amount of $1,217,618. Subsequent to November 3, 2007, the Company’s Board of Directors declared an annual cash dividend of $0.50 per common share, paid on January 11, 2008 to stockholders of record as of January 2, 2008.

Nobility repurchased in the open market 89,175 shares of its common stock for $2,363,381 during fiscal 2006. Nobility did not repurchase any significant amount of shares in fiscal 2007.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At November 3, 2007 and November 4, 2006, there were no amounts outstanding under this agreement.

Nobility’s operations may require significant capital expenditures during fiscal 2008 compared to fiscal 2007, as the Company considers increasing manufacturing plant capacity through plant expansion, purchasing some of our current retail sales centers locations that are currently leased and opening new retail sales centers in Florida. Subsequent to November 3, 2007, the Company invested $6,390,000 to obtain 49% limited partner interests in two new Florida retirement manufactured home communities. Nobility may also require additional funds for capital expenditures relating to its finance revenue sharing agreement and to underwrite its own construction and mortgage loans. Working capital requirements will be met with internal sources.

Critical Accounting Policies and Estimates

The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

Revenue Recognition

The Company recognizes revenue from its retail sales upon the occurrence of the following:

•	its receipt of a down payment,
•	construction of the home is complete,
•	home has been delivered and set up at the retail home buyer's site and title has been transferred to the retail home buyer,
•	remaining funds have been released by the finance company (financed sales transaction), remaining funds have been committed by the finance company by an agreement with respect to financing obtained by the customer, usually in the form of a written approval for permanent home financing received from a lending institution, (financed construction sales transaction) or cash has been received from the home buyer (cash sales transaction), and
•	completion of any other significant obligations.

The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 3, 2007 or November 4, 2006.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21‘s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,667,661 as of November 3, 2007 and $1,599,428 as of November 4, 2006. However, based on management’s evaluation, there was no impairment of this investment at November 3, 2007 or November 4, 2006.

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

Finance Revenue Sharing Agreement

The finance revenue sharing agreement is between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. and no separate entity has been formed. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement. However, the Company has no risk of loss. All expenses related to the repossession, foreclosure and liquidation are reimbursed by 21st Mortgage Corporation. No losses have been incurred in connection with the finance revenue sharing agreement.

Vendor Volume Rebates

The Company receives volume rebates from its vendors based upon reaching a certain level of purchased materials during a specified period of time. Volume rebates are estimated based upon annual purchases and are adjusted quarterly if the accrued volume rebate is applicable.

Dealer Volume Rebate

The Company pays a volume rebate to independent dealers based upon the dollar volume of homes purchased and paid for by the dealer in excess of a certain specific dollar amount during a specific time period. Dealer volume rebates are accrued when sales are recognized.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 3, 2007, we are not involved in any material unconsolidated VIE transactions.

Contractual Obligations

The impact of our contractual obligations as of November 3, 2007 is expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years
Operating lease obligations	$374,396	$282,496	$91,900

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

We do not have any indebtedness as of November 3, 2007. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Nobility Homes, Inc.
Ocala, Florida

We have audited the consolidated balance sheet of Nobility Homes, Inc. and Subsidiaries as of November 3, 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and Subsidiaries as of November 3, 2007, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN, LLP
Orlando, Florida
January 30, 2008

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nobility Homes, Inc.:

We have audited the consolidated balance sheet of Nobility Homes, Inc. and Subsidiaries as of November 4, 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended November 4, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and Subsidiaries as of November 4, 2006, and the results of their operations and their cash flows for each of the two years in the period ended November 4, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
Orlando, Florida
December 20, 2006

Nobility Homes, Inc.

Consolidated Balance Sheets
November 3, 2007 and November 4, 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$13,696,990	$12,380,874
Short-term investments	544,271	440,205
Accounts receivable	846,868	379,370
Inventories	12,696,388	12,413,704
Prepaid income taxes	13,232	1,048,667
Prepaid expenses and other current assets	468,739	604,627
Deferred income taxes	404,776	228,222

Total current assets	28,671,264	27,495,669
Property, plant and equipment, net	3,867,279	3,911,983
Long-term investments	10,666,321	11,704,612
Other investments	1,917,661	1,849,428
Deferred income taxes	49,364	--
Other assets	2,280,010	2,173,332

Total assets	$47,451,899	$47,135,024

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$642,484	$879,698
Accrued compensation	544,970	1,003,064
Accrued expenses and other current liabilities	738,950	805,616
Income taxes payable	134,500	--
Customer deposits	1,466,037	2,763,510

Total current liabilities	3,526,941	5,451,888

Commitments and contingent liabilities (Note 13)
Stockholders' equity:
Preferred stock, $.10 par value, 500,000 shares authorized;
none issued and outstanding	--	--
Common stock, $.10 par value, 10,000,000 shares
authorized; 5,364,907 shares issued	536,491	536,491
Additional paid-in capital	9,999,799	9,885,647
Retained earnings	42,389,839	40,349,250
Accumulated other comprehensive income	234,724	169,819
Less treasury stock at cost, 1,277,763 and 1,282,764
shares, respectively, in 2007 and 2006	(9,235,895)	(9,258,071)

Total stockholders' equity	43,924,958	41,683,136

Total liabilities and stockholders' equity	$47,451,899	$47,135,024

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Income and Comprehensive Income
For the years ended November 3, 2007, November 4, 2006 and November 5, 2005

	2007	2006	2005
Net sales	$40,622,897	$59,957,571	$56,710,925
Cost of goods sold	(28,838,274)	(42,279,048)	(40,243,309)

Gross profit	11,784,623	17,678,523	16,467,616
Selling, general and administrative expenses	(7,460,667)	(9,129,613)	(8,125,206)

Operating income	4,323,956	8,548,910	8,342,410
Other income:
Interest income	814,683	780,103	598,904
Undistributed earnings in joint
venture - Majestic 21	282,680	409,434	373,482
Earnings from finance revenue
sharing agreement	579,700	317,900	--
Miscellaneous	145,498	90,288	57,421

Total other income	1,822,561	1,597,725	1,029,807

Income before provision for income taxes	6,146,517	10,146,635	9,372,217
Provision for income taxes	(2,064,857)	(3,676,230)	(3,200,000)

Net income	4,081,660	6,470,405	6,172,217
Other comprehensive income, net of tax:
Unrealized investment gains	64,905	17,976	96,239

Comprehensive income	$4,146,565	$6,488,381	$6,268,456

Weighted average number of shares outstanding
Basic	4,084,691	4,049,172	4,043,394
Diluted	4,094,001	4,069,470	4,134,923
Earnings per share
Basic	$1.00	$1.60	$1.53
Diluted	$1.00	$1.59	$1.49
Cash dividends paid per common share	$0.50	$0.30	$0.20

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended November 3, 2007, November 4, 2006 and November 5, 2005

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at 11/6/2004	4,030,546	$536,491	$8,719,130	$29,732,071	$77,788	$(7,691,853)	$31,373,627
Purchase of
treasury stock	(24,200)	--	--	--	--	(494,925)	(494,925)
Exercise of employee
stock options	52,143	--	(29,589)	--	--	441,650	412,061
Cash dividends paid	--	--	--	(807,826)	--	--	(807,826)
Income tax reduction
due to the exercise of
employee stock options	--	--	316,069	--	--	--	316,069
Payment of employee
benefit plan expenses
with treasury stock	236	--	--	--	--	2,000	2,000
Unrealized investment
gains	--	--	--	--	96,239	--	96,239
Net income	--	--	--	6,172,217	--	--	6,172,217

Balance at 11/5/2005	4,058,725	536,491	9,005,610	35,096,462	174,027	(7,743,128)	37,069,462
Purchase of
treasury stock	(89,175)	--	--	--	--	(2,363,381)	(2,363,381)
Exercise of employee
stock options	112,593	--	53,868	--	--	848,438	902,306
Cash dividends paid	--	--	--	(1,217,617)	--	--	(1,217,617)
Income tax reduction
due to the exercise of
employee stock options	--	--	780,956	--	--	--	780,956
Stock option expense	--	--	45,213	--	--	--	45,213
Unrealized investment
loss	--	--	--	--	(4,208)	--	(4,208)
Net income	--	--	--	6,470,405	--	--	6,470,405

Balance at 11/4/2006	4,082,143	536,491	9,885,647	40,349,250	169,819	(9,258,071)	41,683,136
Purchase of
treasury stock	(720)	--	--	--	--	(14,848)	(14,848)
Exercise of employee
stock options	5,721	--	11,658	--	--	37,024	48,682
Cash dividends paid	--	--	--	(2,041,071)	--	--	(2,041,071)
Stock option expense	--	--	102,494	--	--	--	102,494
Unrealized investment
gains	--	--	--	--	64,905	--	64,905
Net income	--	--	--	4,081,660	--	--	4,081,660

Balance at 11/03/2007	4,087,144	$536,491	$9,999,799	$42,389,839	$234,724	$(9,235,895)	$43,924,958

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows
For the years ended November 3, 2007, November 4, 2006 and November 5, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$4,081,660	$6,470,405	$6,172,217
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	329,483	323,799	297,114
Amortization of bond premium	128,291	128,453	120,460
Deferred income taxes	(265,079)	(35,016)	291,695
Undistributed earnings in joint venture - Majestic 21	(282,680)	(409,434)	(373,482)
Distributions from joint venture - Majestic 21	214,447	379,500	--
Undistributed earnings from finance revenue sharing agreement	(579,700)	(317,900)	--
Distribution from finance revenue sharing agreement	579,700	317,900	--
Loss on disposal of property, plant and equipment	--	15,137	11,417
Increase in cash surrender value of life insurance	(106,678)	(101,470)	(82,980)
Stock option expense	102,494	45,213	--
Payment of employee expense with treasury stock	--	--	2,000
Decrease (increase) in:
Accounts receivable	(467,498)	(128,994)	1,619,073
Inventories	(282,684)	(2,864,218)	(2,640,929)
Prepaid income taxes	1,035,435	(799,709)	(248,958)
Prepaid expenses and other current assets	135,888	(120,518)	(86,930)
(Decrease) increase in:
Accounts payable	(237,214)	(510,520)	(103,945)
Accrued compensation	(458,094)	(308,790)	280,035
Accrued expenses and other current liabilities	(66,666)	(513,041)	340,809
Income taxes payable	134,500	780,956	(617,737)
Customer deposits	(1,297,473)	(1,201,009)	(363,128)

Net cash provided by operating activities	2,698,132	1,150,744	4,616,731

Cash flows from investing activities:
Purchase of investments	--	--	(3,611,143)
Purchase of property, plant and equipment	(284,779)	(461,261)	(849,655)
Proceeds from maturity of investments	910,000	--	500,000
Proceeds from the sale of property, plant and equipment	--	1,900	14,608

Net cash provided by (used in) investing activities	625,221	(459,361)	(3,946,190)

Cash flows from financing activities:
Payment of cash dividends	(2,041,071)	(1,217,617)	(807,826)
Proceeds from exercise of employee stock options	48,682	902,306	412,061
Purchase of treasury stock	(14,848)	(2,363,381)	(494,925)

Net cash used in financing activities	(2,007,237)	(2,678,692)	(890,690)

Increase (Decrease) in cash and cash equivalents	1,316,116	(1,987,309)	(220,149)
Cash and cash equivalents at beginning of year	12,380,874	14,368,183	14,588,332

Cash and cash equivalents at end of year	$13,696,990	$12,380,874	$14,368,183

Supplemental disclosure of cash flow information:
Income taxes paid	$1,160,000	$3,730,000	$3,817,000

Non-cash investing and financing activities:
Income tax reduction due to the exercise of
employee stock options	$--	$780,956	$316,069

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 1	Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiary, Prestige Home Centers, Inc. (“Prestige”) and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and mortgage broker, and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has two manufacturing plants located in and near Ocala, Florida. Prestige currently operates eighteen Florida retail sales centers: Ocala (3), St. Augustine, Chiefland, Tallahassee, Tampa, Lake City, Auburndale, Inverness, Hudson, Tavares, Jacksonville, Yulee, Fort Walton, Pace, Panama City and Punta Gorda.

All intercompany accounts and transactions have been eliminated in consolidation.

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended November 3, 2007, November 4, 2006 and November 5, 2005 consisted of fifty-two week periods.

Revenue Recognition – The Company recognizes revenue from its retail sales upon the occurrence of the following:

•	its receipt of a down payment,
•	construction of the home is complete,
•	home has been delivered and set up at the retail home buyer's site, and title has been transferred to the retail home buyer,
•	remaining funds have been released by the finance company (financed sales transaction), remaining funds have been committed by the finance company by an agreement with respect to financing obtained by the customer, usually in the form of a written approval for permanent home financing received from a lending institution, (financed construction sales transaction) or cash has been received from the home buyer (cash sales transaction), and
•	completion of any other significant obligations.

The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 3, 2007 or November 4, 2006.

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21‘s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,667,661 as of November 3, 2007 and $1,599,428 as of November 4, 2006. However, based on management’s evaluation, there was no impairment of this investment at November 3, 2007 or November 4, 2006.

The Company is not obligated to repurchase any foreclosed/repossessed units of Majestic 21 as it does not have a repurchase agreement or any other guarantees with Majestic 21. The Company does resell foreclosed/repossessed units of Majestic 21 through the Company’s network of retail centers as we believe it benefits the historical loss experience of the joint venture. We earn commissions from reselling such foreclosed/repossessed units and have historically not recorded any losses in connection with this activity.

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

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of November 3, 2007 and November 4, 2006, approximately $9,329,000 and $9,844,000, respectively, of the cash and cash equivalents were held in the form of municipal and other debt securities. All of the municipal and other debt securities are held by one trustee bank, are backed by letters of credit provided by the issuers and are due on demand at the original purchase price paid by the Company.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At November 3, 2007 and November 4, 2006, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

Investments – The Company’s investments consist of municipal and other debt securities as well as equity securities of a public company. Investments with maturities of less than one year are classified as short-term investments. Debt securities that the Company has the positive intent and ability to hold until maturity are accounted for as “held-to-maturity” securities and are carried at amortized cost. Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). The Company’s equity investment in a public company is classified as “available-for-sale” and carried at fair value. Unrealized gains on the available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income.

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

Other Investments – The Company owns a 50% interest in a joint venture, Majestic 21, engaged in providing mortgage financing on manufactured homes. This investment is accounted for using the equity method of accounting (see Note 3). The Company also participates in a finance revenue sharing agreement with Majestic 21 in providing mortgage financing on manufactured homes sold through the Company’s retail sales centers (see Note 3). In connection with the finance revenue sharing agreement, the Company has made a deposit of $250,000, which is included in other investments in the accompanying consolidated balance sheets.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

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

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Beginning accrued warranty expense	$215,000	$215,000	$185,000
Less: reduction for payments	(897,307)	(1,058,284)	(861,000)
Plus: additions to accrual	897,307	1,058,284	891,000

Ending accrued warranty expense	$215,000	$215,000	$215,000

Accrued home setup costs – Accrued home setup costs represent amounts due to vendors and/or independent contractors for various items related to the actual setup of the homes on the retail home buyers’ site. These costs include appliances, air conditioners, electrical/plumbing hook-ups, furniture, insurance, impact/permit fees, land/home fees, extended service plan, freight, skirting, steps, well and septic tanks and other setup costs and are included in accrued expenses in the accompanying consolidated balance sheets (see Note 7).

Fair Value of Financial Instruments – The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair market value of the Company’s short and long-term investments at November 3, 2007 and November 4, 2006 are as follows:

	2007	2006
Carrying amount	$11,210,592	$12,144,817
Fair value	11,150,224	11,997,345

Stock-Based Compensation – At November 3, 2007, the Company had a stock incentive plan (the “Plan”) which authorizes the issuance of options to purchase common stock. Prior to November 6, 2005, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25. Accounting for Stock Issue to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Income and Comprehensive Income for the year ended November 5, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective November 5, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Compensation cost recognized for the years ended November 3, 2007 and November 4, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of November 5, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all share-based payments granted subsequent to November 6, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated to reflect the impact of adopting SFAS No. 123(R).

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

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

2005
Net income, as reported	$6,172,217
Deduct: Total stock-based employee compensation
expense determined under fair value based
method net of related tax effects	(21,052)

Pro forma net income	$6,151,165

Basic earnings per share:
As reported	$1.53
Pro forma	$1.52
Diluted earnings per share:
As reported	$1.49
Pro forma	$1.49

Rebate Program – The Company has a rebate program for all dealers which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets (see Note 7).

Advertising – Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $683,000, $620,000 and $458,000 for fiscal years 2007, 2006 and 2005, respectively.

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

Earnings per Share – These financial statements include “basic” and “diluted” earnings per share information for all periods presented. Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive common shares. Diluted earnings per share calculations include dilutive common share stock options of 9,310, 20,298 and 91,529 for fiscal years 2007, 2006 and 2005, respectively.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Shipping and Handling Costs – Net sales include the revenue related to shipping and handling charges billed to customers. The related costs associated with shipping and handling are included as a component of cost of goods sold.

Comprehensive Income – Comprehensive income includes net income as well as other comprehensive income. The Company’s other comprehensive income consists of unrealized gains on available-for-sale securities, net of related taxes.

Segments – The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information on a company-wide or consolidated basis. Accordingly, the Company accounts for its operations in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” No segment disclosures have been made as the Company considers its business activities as a single segment.

Recent Accounting Pronouncements — In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 at the beginning of fiscal year 2008. The Company is evaluating the impact this statement will have on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement’s effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its consolidated financial statements.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 2	Investments

Investments in “held-to-maturity” and “available-for-sale” debt and equity securities at November 3, 2007 and November 4, 2006 were as follows:

	November 3, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at
amortized cost):
Municipal securities	$10,666,321	$9,727	$(70,095)	$10,605,953
Available-for-sale securities (carried at
fair value):
Equity securities in a public company	165,519	378,752	--	544,271

Total investments	$10,831,840	$388,479	$(70,095)	$11,150,224

	November 4, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at
amortized cost):
Municipal securities	$11,704,612	$1,221	$(148,693)	$11,557,140
Available-for-sale securities (carried at
fair value):
Equity securities in a public company	165,519	274,686	--	440,205

Total investments	$11,870,131	$275,907	$(148,693)	$11,997,345

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

Contractual maturities of “held-to-maturity” debt securities at November 3, 2007 and November 4, 2006 were as follows:

	November 3, 2007		November 4, 2006
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$2,448,418	$2,434,841	$933,390	$919,342
Due in 1 - 5 years	8,217,903	8,171,112	10,232,298	10,099,453
Due in 5 - 10 years	--	--	538,924	538,345

	$10,666,321	$10,605,953	$11,704,612	$11,557,140

There were no sales of “available-for-sale” securities during the fiscal years 2007 or 2006.

The unrealized losses on municipal securities were primarily due to changes in interest rates. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of November 3, 2007. All municipal securities were in an unrealized loss position for 12 months or longer as of November 3, 2007.

A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	November 3, 2007	November 4, 2006
Available-for-sale equity securities	$544,271	$440,205

Short-term investments	544,271	440,205
Held-to-maturity debt securities included in long-term investments	10,666,321	11,704,612

Total investments	$11,210,592	$12,144,817

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 3	Related Party Transactions

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

        The following is summarized financial information of the Company’s joint venture:

	November 3, 2007	November 4, 2006	November 5, 2005
Total Assets	$9,709,794	$10,726,399	$12,361,812
Total Liabilities	$6,374,473	$7,527,543	$9,347,627
Total Equity	$3,335,321	$3,198,856	$3,014,185
Net Income	$690,152	$818,868	$746,961

Distributions received from the joint venture amounted to $214,447, $379,500 and $0 in fiscal years 2007, 2006 and 2005, respectively.

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

NOTE 4	Inventories

Inventories at November 3, 2007 and November 4, 2006 are summarized as follows:

	2007	2006
Raw materials	$863,179	$1,087,337
Work-in-process	151,859	157,230
Finished homes	10,952,741	10,578,554
Pre-owned manufactured homes	461,371	414,675
Model home furniture	267,238	175,908

	$12,696,388	$12,413,704

The finished homes, pre-owned manufactured homes and model home furniture are maintained at the Prestige retail sales centers.

NOTE 5	Property, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation, as of November 3, 2007 and November 4, 2006 are summarized as follows:

	Range of Lives in Years	2007	2006
Land	-	$1,599,135	$1,599,135
Land improvements	10-20	957,920	917,717
Buildings and improvements	15-40	2,544,540	2,387,531
Machinery and equipment	3-10	1,296,080	1,255,601
Furniture and fixtures	3-10	485,015	464,408

		6,882,690	6,624,392
Less accumulated depreciation		(3,015,411)	(2,712,409)

		$3,867,279	$3,911,983

        Depreciation expense totaled approximately $329,000, $324,000 and $297,000 for fiscal years 2007, 2006 and 2005, respectively.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 6	Other Assets

Other assets at November 3, 2007 and November 4, 2006 are comprised of the following:

	2007	2006
Cash surrender value of life insurance	$1,981,302	$1,874,624
Other	298,708	298,708

	$2,280,010	$2,173,332

NOTE 7	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at November 3, 2007 and November 4, 2006 are comprised of the following:

	2007	2006
Accrued warranty expense	$215,000	$215,000
Accrued home setup costs	208,702	94,105
Other accrued expenses	199,248	136,870
Accrued sales taxes	116,000	278,380
Accrued volume rebate	--	81,261

	$738,950	$805,616

NOTE 8	Income Taxes

The provision for income taxes for the years ended November 3, 2007, November 4, 2006 and November 5, 2005 consists of the following:

	2007	2006	2005
Current tax expense:
Federal	$2,011,955	$3,106,258	$2,715,700
State	317,981	575,101	468,000

	2,329,936	3,681,359	3,183,700
Deferred tax (benefit) expense	(265,079)	(5,129)	16,300

Provision for income taxes	$2,064,857	$3,676,230	$3,200,000

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended November 3, 2007, November 4, 2006 and November 5, 2005:

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

	2007	2006	2005
Provision - federal statutory tax rate	$2,089,816	$3,449,856	$3,186,500
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	201,821	379,381	309,400
Permanent differences:
Tax exempt interest	(226,690)	(232,899)	(224,000)
Tax settlement (Note 13)	134,500	--	--
Other	(134,590)	79,892	(71,900)

Provision for income taxes	$2,064,857	$3,676,230	$3,200,000

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	2007	2006
Gross deferred tax assets:
Allowance for doubtful accounts	$87,300	$87,300
Inventories	86,700	63,900
Investments	107,500	--
Other assets	149,852	139,396
Accrued expenses	80,900	80,900
Stock compensation	52,640	17,014

Total deferred tax assets	564,892	388,510
Gross deferred tax liabilities:
Depreciation	(60,742)	(87,195)
Amortization	(50,010)	(36,980)
Investments	--	(36,113)

Net deferred tax assets	$454,140	$228,222

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	2007	2006
Current assets:
Deferred tax assets	$404,776	$228,222
Non-current assets:
Deferred tax assets	49,364	--

Net deferred tax assets	$454,140	$228,222

The Company believes that it is more likely than not that the net deferred tax assets of $454,140 at November 3, 2007 will be realized on future tax returns, primarily from the generation of future taxable income.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 9	Financing Agreements

Revolving Credit Agreement – The Company maintains a revolving credit agreement (the “Agreement”) with a bank which provides for borrowings of up to $4,000,000. The Agreement provides for interest at the bank prime rate less 0.5% (7.0% at November 3, 2007) on the outstanding balance. The Agreement is uncollateralized, due on demand and includes certain restrictive covenants relating to tangible net worth and acquiring new debt. There are no commitment fees or compensating balance arrangements associated with the Agreement. At November 3, 2007 and November 4, 2006, there were no borrowings outstanding under the Agreement.

NOTE 10	Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 720, 89,175 and 24,200 shares of its common stock during fiscal years 2007, 2006 and 2005, respectively. These shares were acquired for general corporate purposes. The Company reissued 5,721, 112,593 and 52,379 shares of treasury stock during fiscal years 2007, 2006 and 2005, respectively, for employee stock option exercises and the payment of employee benefit plan expenses.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 11	Stock Option Plan

During fiscal 1996, the Company’s Board of Directors adopted a stock incentive plan (the “Plan”), which authorizes the issuance of options to purchase common stock. The Plan provides for the issuance of options to purchase up to 495,000 shares of common stock to employees and directors. Options granted are exercisable after one or more years and expire no later than six to ten years from the date of grant or upon termination of employment, retirement or death. Options available for future grant were 361,971 and 391,028 at November 3, 2007 and November 4, 2006. Options were held by 16 persons at November 3, 2007.

Prior to November 6, 2005, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25. Accounting for Stock Issue to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. For fiscal 2007 and 2006, the Company adopted SFAS 123R, which revised Statement of Financial Accounting Standard No. 123 “Share-Based Payment”. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During 2007 and 2006, the Company recognized approximately $102,500 and $45,200 in compensation cost and additional paid in capital related to stock options.

        Information with respect to options granted at November 3, 2007 is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at 11/6/2004	193,808	$5.50 - 11.42	$8.26
Granted	26,400	23.76	23.76
Exercised	(52,143)	5.50 - 11.42	7.89
Canceled	(2,150)	6.00 - 11.42	9.58

Outstanding at 11/5/2005	165,915	6.00 - 23.76	10.82

Granted	50,650	26.56	26.56
Exercised	(112,593)	6.00 - 23.76	8.01

Outstanding at 11/4/2006	103,972	8.30 - 26.56	21.53

Granted	44,500	26.38	26.38
Exercised	(5,721)	8.30 - 11.42	8.54
Canceled	(9,722)	8.83 - 26.56	19.23

Outstanding at 11/3/2007	133,029	$8.20 - 26.56	$23.88	$151,783

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The weighted-average grant-date fair value of options granted during fiscal years 2007, 2006, and 2005 was $6.59, $7.66 and $6.40, respectively. The total intrinsic value of options exercised during the years ended November 3, 2007, November 4, 2006 and November 5, 2005 was approximately $82,400, $2,092,600, and $827,300, respectively.

        The following table summarizes information about the Plan’s stock options at November 3, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.30	500	1	$8.30	500	$8.30
8.83	5,850	2	8.83	4,095	8.83
11.42	11,169	3	11.42	5,026	11.42
23.76	23,760	4	23.76	5,940	23.76
26.56	47,250	5	26.56	4,725	26.56
26.38	44,500	6	26.38	-	26.38

	133,029	5	$23.88	20,286	$17.96	$23,735

The fair value of each option is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the option. The dividend yield was calculated by dividing the current annualized dividend by the option exercise price for each grant. The expected volatility was determined considering the Company’s historical stock prices for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option. The risk-free interest rate was the rate available on zero coupon U.S. government obligations with a term equal to the expected life of the option. The expected life of the option was estimated based on the exercise history from previous grants.

        The weighted-average assumptions used in the Black-Scholes model were as follows:

	Stock Option Granted in Fiscal Year
	2007	2006	2005
Risk-free interest rate	4.7%	4.3%	4.0%
Expected volatility of stock	34%	33%	34%
Dividend yield	1.9%	1.3%	1.2%
Expected option life	2 - 4	2 - 4	2 - 4 years

As of November 3, 2007, there is approximately $670,700 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 4.18 years.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 12	Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a matching contribution of 20% of an employee’s contribution up to a maximum of 6% of an employee’s compensation. The Company’s contribution charged to operations was approximately $45,000, $50,000 and $40,000 in fiscal years 2007, 2006 and 2005, respectively.

NOTE 13	Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through November 2009. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to approximately $585,000, $568,000 and $509,000 in fiscal years 2007, 2006 and 2005, respectively.

Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of November 3, 2007 are as follows:

Fiscal Year Ending
2008	$282,496
2009	81,900
2010	10,000

Repurchase Agreements – The Company is contingently liable under terms of repurchase agreements with financial institutions providing covering dealer floor plan financing arrangements for independent dealers of its manufactured homes. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and amounted to approximately $539,000 and $1,397,000 at November 3, 2007 and November 4, 2006, respectively. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreements in fiscal years 2007, 2006 and 2005.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Income Tax Matters – The Company has been subject to an ongoing Internal Revenue Service (“IRS”) examination for the years ended November 6, 2004 and November 1, 2003. During fiscal 2007, the Company settled with the IRS for approximately $134,500 which is included in income taxes payable at November 3, 2007. The amount was paid by the Company to the IRS subsequent to November 3, 2007.

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

NOTE 14	Quarterly Financial Summary (Unaudited)

Following is a summary of the unaudited interim results of operations for each quarter in the years ended November 3, 2007 and November 4, 2006.

	First	Second	Third	Fourth
Year ended November 3, 2007
Net sales	$8,803,033	$10,323,420	$10,739,808	$10,756,636
Cost of goods sold	(6,423,824)	(7,282,248)	(7,532,895)	(7,599,307)
Net income	731,395	1,070,375	1,155,288	1,124,602
Earnings per share
Basic	0.18	0.26	0.28	0.28
Diluted	0.18	0.26	0.28	0.28
Dividends per common share	0.50	--	--	--
	First	Second	Third	Fourth
Year ended November 4, 2006
Net sales	$13,750,595	$16,689,420	$14,892,813	$14,624,743
Cost of goods sold	9,637,560	11,741,282	10,587,681	10,312,525
Net income	1,490,437	1,918,627	1,675,219	1,386,122
Earnings per share
Basic	0.37	0.47	0.42	0.34
Diluted	0.36	0.46	0.41	0.34
Dividends per common share	0.30	--	--	--

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

        The sum of quarterly earnings per share amounts does not necessarily equal earnings per share for the year.

NOTE 15	Subsequent Event

Subsequent to November 3, 2007, the Company’s Board of Directors declared an annual cash dividend of $0.50 per common share, paid on January 11, 2008 to stockholders of record as of January 2, 2008.

Subsequent to November 3, 2007, the Company invested $6,390,000 to obtain 49% limited partner interests in two new Florida retirement manufactured home communities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 5, 2007, Nobility Homes, Inc. was notified that certain partners of Tedder, James, Worden & Associates, P.A., the Company’s independent registered certified public accounting firm, had joined McGladrey & Pullen, LLP and that, as a result, effective June 5, 2007 Tedder, James, Worden & Associates, P.A. resigned as independent registered auditor for the Company. The decision to engage McGladrey & Pullen, LLP was approved by the audit committee of the board of directors on June 8, 2007.

There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the fiscal year covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed in this report was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning Nobility’s directors is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2008.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (68)	Chairman of the Board and President of Nobility for more than five years;
Mr. Trexler is also President of TLT, Inc.
Thomas W. Trexler (44)	Executive Vice President and Chief Financial Officer of Nobility since
December 1994; President of Prestige Home Centers, Inc. since June
1995; Director of Prestige since 1993 and Vice President from 1991 to
June 1995; President of Mountain Financial, Inc. since August 1992; Vice
President of TLT, Inc. since September 1991.
Jean Etheredge (62)	Secretary.
Lynn J. Cramer, Jr. (62)	Treasurer.

Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility’s President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning the Section 16(a) Beneficial Ownership Reporting Compliance of Nobility’s officers, directors and 10% shareholders is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2008.

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

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2008.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2008.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Consolidated Financial Statements and Schedules:
Report of McGladrey & Pullen, LLP
Report of Tedder, James, Worden & Associates, P.A.
Consolidated Balance Sheets at November 3, 2007 and November 4, 2006
Consolidated Statements of Income and Comprehensive Income for the Years Ended November 3, 2007, November 4,
2006 and November 5, 2005
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 3, 2007, November 4, 2006
and November 5, 2005
Consolidated Statements of Cash Flows for the Years Ended November 3, 2007, November 4, 2006 and November 5, 2005
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
21.	Subsidiaries of Nobility.
23.1	Consent of McGladrey & Pullen, LLP
23.2	Consent of Tedder, James, Worden & Associates, P.A.
31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.
	(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.
32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
	(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

* Management Remuneration Plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: January 30, 2008	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer
DATE: January 30, 2008	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Executive Officer
DATE: January 30, 2008	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 30, 2008	By: /s/ Terry E. Trexler
Terry E. Trexler, Director
DATE: January 30, 2008	By: /s/ Richard C. Barberie
Richard C. Barberie, Director
DATE: January 30, 2008	By: /s/ Robert Holliday
Robert Holiday, Director
DATE: January 30, 2008	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director
DATE: January 30, 2008	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director

Exhibit Index

(c)	Exhibits:
	3.	(a)	Nobility's Articles of Incorporation, as amended (filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).
		(b)	Bylaws, as amended March 28, 1994, (filed as an exhibit to Nobility's Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)
	10.	(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility's
Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).
		*(b)	Stock Incentive Plan (filed as an exhibit to Nobility's registration statement on Form S-8,
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
21.	Subsidiaries of Nobility.
23.1	Consent of McGladrey & Pullen, LLP
23.2	Consent of Tedder, James, Worden & Associates, P.A.
31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.
	(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.
32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
	(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

* Management Remuneration Plan.