Form 10-Q
period 2008-02-02
NOBILITY HOMES INC
filed 2008-03-18
CIK 72205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended February 2, 2008

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

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]; No [X].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding March 18, 2008
Common Stock	4,087,789

NOBILITY HOMES, INC.
INDEX

		Page Number
PART I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of February 2, 2008 and	3
	November 3, 2007
	Consolidated Statements of Income and Comprehensive Income for the	4
	three months ended February 2, 2008 and February 3, 2007
	Consolidated Statements of Cash Flows for the three months ended	5
	February 2, 2008 and February 3, 2007
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II.	Other Information
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 4.	Submission of Matter to a Vote of Security Holders	15
Item 6.	Exhibits	16
Signatures		17

NOBILITY HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 2, 2008	November 3, 2007
Assets
Current Assets:
Cash and cash equivalents	$3,027,415	$13,696,990
Short-term investments	478,221	544,271
Accounts receivable	1,512,116	846,868
Inventories	12,600,012	12,696,388
Prepaid income taxes	--	13,232
Prepaid expenses and other current assets	1,168,415	468,739
Deferred income taxes	277,133	404,776

Total current assets	19,063,312	28,671,264
Property, plant and equipment, net	4,551,147	3,867,279
Long-term investments	10,640,132	10,666,321
Other investments	8,316,781	1,917,661
Deferred income taxes	267,050	49,364
Other assets	2,306,680	2,280,010

Total assets	$45,145,102	$47,451,899

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$628,592	$642,484
Accrued compensation	282,976	544,970
Accrued expenses and other current liabilities	333,486	738,950
Income taxes payable	30,532	134,500
Customer deposits	1,250,798	1,466,037

Total current liabilities	2,526,384	3,526,941
Deferred income taxes	53,048	--
Uncertain tax liabilities	275,000	--

Total liabilities	2,854,432	3,526,941

Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value, 500,000 shares	--	--
authorized; none issued and outstanding
Common stock, $.10 par value, 10,000,000 shares
authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,048,113	9,999,799
Retained earnings	40,767,252	42,389,839
Accumulated other comprehensive income	193,529	234,724
Less treasury stock at cost, 1,277,118 and
1,277,763 shares, respectively, in 2008 and 2007	(9,254,715)	(9,235,895)

Total stockholders' equity	42,290,670	43,924,958

Total liabilities and stockholders' equity	$45,145,102	$47,451,899

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	February 2, 2008	February 3, 2007
Net sales	$8,168,552	$8,803,033
Cost of goods sold	(5,952,355)	(6,423,824)

Gross profit	2,216,197	2,379,209
Selling, general and administrative expenses	(1,691,422)	(1,732,189)

Operating income	524,775	647,020

Other income (expense):
Interest income	172,261	205,011
Undistributed earnings in joint venture - Majestic 21	84,120	69,692
Earnings from finance revenue sharing agreement	150,200	132,600
Miscellaneous	(3,747)	23,318

Total other income	402,834	430,621

Income before provision for income taxes	927,609	1,077,641
Provision for income taxes	(306,624)	(346,246)

Net income	620,985	731,395
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(41,195)	41,335

Comprehensive income	$579,790	$772,730

Weighted average number of shares outstanding
Basic	4,086,897	4,082,842
Diluted	4,092,431	4,097,615
Earnings per share
Basic	$0.15	$0.18
Diluted	$0.15	$0.18
Cash dividends paid per common share	$0.50	$0.50

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	February 2, 2008	February 3, 2007
Cash flows from operating activities:
Net income	$620,985	$731,395
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	81,531	79,776
Amortization of bond premium/discount	26,189	32,113
Deferred income taxes	62,860	--
Undistributed earnings in joint venture - Majestic 21	(84,120)	(69,692)
Distributions from joint venture - Majestic 21	75,000	--
Undistributed earnings from finance revenue sharing agreement	(150,200)	132,600
Distributions from finance revenue sharing agreement	150,200	(132,600)
Increase in cash surrender value of life insurance	(26,670)	(25,200)
Stock options issued to employees	41,331	14,807
Decrease (increase) in:
Accounts receivable - trade	(665,248)	130,962
Inventories	96,376	(762,467)
Prepaid incomes taxes	13,232	306,246
Prepaid expenses and other current assets	(699,676)	(403,420)
(Decrease) increase in:
Accounts payable	(13,892)	(181,050)
Accrued compensation	(261,994)	(672,055)
Accrued expenses and other current liabilities	(405,464)	(144,146)
Income taxes payable	(103,968)	--
Customer deposits	(215,239)	(978,668)

Net cash used in operating activities	(1,458,767)	(1,941,399)

Cash flows from investing activities:
Equity investment in limited partnerships	(6,390,000)	--
Purchase of property, plant and equipment	(765,399)	(57,149)

Net cash used in investing activities	(7,155,399)	(57,149)

Cash flows from financing activities:
Payment of cash dividends	(2,043,572)	(2,041,071)
Proceeds from exercise of employee stock options	23,938	21,995
Purchase of treasury stock	(35,775)	--

Net cash used in financing activities	(2,055,409)	(2,019,076)

Decrease in cash and cash equivalents	(10,669,575)	(4,017,624)
Cash and cash equivalents at beginning of year	13,696,990	12,380,874

Cash and cash equivalents at end of quarter	$3,027,415	$8,363,250

Supplemental disclosure of cash flow information
Income taxes paid	$334,500	$40,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended February 2, 2008 and February 3, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended February 2, 2008 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s November 3, 2007 Annual Report on Form 10-K.

2.	Inventories

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at February 2, 2008 and November 3, 2007 are summarized as follows:

	February 2, 2008	November 3, 2007
Raw materials	$916,426	$863,179
Work-in-process	153,382	151,859
Finished homes	10,706,510	10,952,741
Pre-owned manufactured homes	530,818	461,371
Model home furniture and other	292,876	267,238

	$12,600,012	$12,696,388

3.	Investment In Manufactured Home Communities

The Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment was $2,360,000 and will provide the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. Nobility Parks I, LLC is the process of assigning approximately $750,000 of its ownership which will reduce the Company’s investment by the same amount.

The Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The investment was $4,030,000 and will provide the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes.

4.	Product Warranties

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. For estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends, the activity in the liability for product warranty are as follows:

	Three Months Ended
	February 2, 2008	February 3, 2007
Beginning accrued warranty expense	$215,000	$215,000
Less: reduction for payments	(186,442)	(253,410)
Plus: additions to accrual	186,442	253,410

Ending accrued warranty expense	$215,000	$215,000

5.	Income Taxes

Effective November 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Upon adoption of FIN 48, we have elected an accounting policy to classify accrued penalties and interest expense on underpayment of income taxes in our income tax provision. Upon adoption of FIN 48, the Company accrued a liability of $275,000 to offset the uncertainty of $75,000 in certain deferred tax assets and $200,000 in other permanent items, for which the Company recorded a charge against beginning retained earnings of $200,000, (including $13,000 of interest expense) representing the cumulative effect of the change in accounting principle. Our U.S. federal income tax returns for tax years 2003 and subsequent years remain subject to examination by the Internal Revenue Service.

6.	Stock Option Plan

On December 26, 2007, the Company issued 26,900 options to employees with a grant date fair value of $4.01 and life of six years.

7.	Earnings Per Share

	Three Months Ended
	February 2, 2008	February 3, 2007
Net income	$620,985	$731,395

Weighted average shares outstanding:
Basic	4,086,897	4,082,842
Add: common stock equivalents	5,534	14,773

Diluted	4,092,431	4,097,615

Earnings per share:
Basic	$0.15	$0.18

Diluted	$0.15	$0.18

8.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of fiscal year 2009. In February 2008, the FSAB granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with SFAS No. 157. However, the effective date for financial assets and liabilities remains intact. The Company is evaluating the impact this statement will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Non controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non controlling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its consolidated financial statements.

9.	Commitments and Contingent Liabilities

The Company is contingently liable under terms of repurchase agreements with financial institutions providing dealer floor plan financing arrangements for independent dealers of its manufactured homes. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and amounted to approximately $305,000 and $539,000 at February 2, 2008 and November 3, 2007, respectively. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreements in the three months ended February 2, 2008 or the comparable period of 2007.

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

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for three months ended February 2, 2008 and February 3, 2007.

	Three Months Ended
	February 2, 2008	February 3, 2007
Homes sold through Company owned
sales centers	84	98
Homes sold to independent dealers	27	14
Total new factory built homes produced	96	106
Less: intercompany	69	92
Average new manufactured home price - retail	$76,546	$78,432
Average new manufactured home price - wholesale	$37,049	$37,840
As a percent of net sales:
Gross profit from the Company owned retail
sales centers	21.7%	20.5%
Gross profit from the manufacturing facilities -	15.9%	15.3%
including intercompany sales

        For the three month period ended February 2, 2008 and February 3, 2007, results of operations are as follows. Total net sales in first quarter 2008 were $8,168,552 compared to $8,803,033 in the first quarter 2007. First quarter sales and operations for fiscal 2008 were adversely impacted by the reduced manufactured housing shipments in Florida plus the overall decline in Florida and the nation’s housing market. Industry shipments in Florida for 2007 were down approximately 44% from the same period last year. Although the current overall housing market has declined significantly this year, the long-term demographic trends still favor strong growth in the Florida market area we serve. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent in the Company, we expect to continue out-performing the industry. Assuming a strong and stable economy, improved sales in the existing home market, stable unemployment and low interest rates in 2008, management expects the demand for our homes to improve. Fiscal year 2008 is Nobility’s 41st year of operating in our market area and we plan to increase the level of consumer awareness and confidence in Nobility and Prestige, our retail organization, with the introduction and special promotion of more special edition homes. The Company invested as a limited partner in two new Florida retirement manufactured home communities. Management’s belief is that new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

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

Gross profit as a percentage of net sales was 27.1% in first quarter of 2008 compared to 27.0% in first quarter of 2007.

Selling, general and administrative expenses as a percent of net sales was 20.7% in first quarter of 2008 compared to 19.7% in the first quarter of 2007. The increase in selling, general and administrative expenses as a percent of net sales resulted from fixed expenses at the Company’s manufacturing facilities and retail sales centers, which directly relates to the decrease in sales. Selling, general and administrative expenses at our manufacturing facility includes salaries, professional services, advertising and promotions, corporate expense, employee benefits, office equipment and supplies and utilities. Selling, general and administrative expenses at our retail sales center includes: advertising, retail sales centers expenses, salary and salary related, professional fees, corporate expense, employee benefit, office equipment and supplies, utilities and travel. Selling, general and administrative expenses at the insurance company include: advertising, professional fees and office supplies.

Insurance revenues in the first quarter of 2008 were $81,851 compared to $75,803 in the first quarter of 2007. The increase resulted from the increase in new policies generated and renewal of existing policies. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers and therefore, we have no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at February 2, 2008 and February 3, 2007.

The construction lending operation provides financing to buyers who are purchasing a home through the Company’s retail sales centers. The loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The prepaid finance charge was $37,145 and construction interest was $20,136 in first quarter 2008. There was no construction lending in first quarter 2007.

The Company earned $84,120 from its joint venture, Majestic 21, in the first quarter of 2008 compared to $69,692 for the first quarter of 2007. The earnings from Majestic 21 represent the allocation of the Company’s share of net income on a 50/50 basis. The Majestic 21 portfolio of loans is not being increased and the portfolio continues to runoff. The earning increased in first quarter of 2008 due to the increase in unearned revenue from the additional loans that were paid off. The Company reported earnings from the finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes Inc. in the amount of $150,200 in the first quarter of 2008 compared to $132,600 in the first quarter of 2007.

The Company earned interest on cash equivalents and investments in the amount of $172,261 for the first quarter of 2008 compared to $205,011 for the first quarter of 2007. The decreased interest income was primarily due to a decrease in the variable rate portion of our cash equivalents and investment balances.

As a result of the factors discussed above, earnings for the first quarter of 2008 were $620,985 or $0.15 per diluted share compared to $731,395 or $0.18 per diluted share for the first quarter of 2007.

Liquidity and Capital Resources

Cash and cash equivalents were $3,027,415 at February 2, 2008 compared to $13,696,990 at November 3, 2007. The decrease in cash and cash equivalents was primarily due to investments into two retirement communities, land purchase and the payment of cash dividends. Short and long-term investments were $11,118,353 at February 2, 2008 compared to $11,210,592 at November 3, 2007. Working capital was $16,536,928 at February 2, 2008 as compared to $25,144,323 at November 3, 2007. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Customer deposits continued to decrease to a normal historic level.

The Company invested $6,390,000 to obtain 49% limited partner interests in two new Florida retirement manufactured home communities in first quarter 2008.

In November 2007, the Company purchased the land for one existing retail sales center for $739,000.

Nobility paid an annual cash dividend of $0.50 per common share for fiscal year 2007 on January 11, 2008 in the amount of $2,043,572. On January 12, 2007, the Company paid an annual cash dividend of $0.50 per common share for fiscal year 2006 in the amount of $2,041,071.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At February 2, 2008 and November 3, 2007, there were no amounts outstanding under this agreement.

Nobility’s operations may require significant capital expenditures during fiscal 2008 compared to fiscal 2007, as the Company considers increasing manufacturing plant capacity through plant expansion and purchasing some of our current retail sales centers locations that are currently leased and opening new retail sales centers in Florida. Nobility may also require additional funds for capital expenditures relating to its finance revenue sharing agreement and to underwrite its own construction and mortgage loans. Working capital requirements will be met with internal sources.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at February 2, 2008 or February 3, 2007.

Investment In Manufactured Home Communities

See disclosure of investment in manufactured home communities in note 3 of the consolidated financial statements included in Item 1.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21‘s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,676,781 as of February 2, 2008 and $1,667,661 as of November 3, 2007. However, based on management’s evaluation, there was no impairment of this investment at February 2, 2008 or November 3, 2007.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes where the Company is the primary beneficiary.

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

We do not have any indebtedness as of February 2, 2008. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

There have been no material changes in the Company’s risk factors since November 3, 2007. See risk factors at November 3, 2007 within the Company’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects stock repurchases made by the Company during the quarter ended February 2, 2008:

Issuer Repurchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate $ Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 4, 2007 -
December 1, 2007	--	--	--	200,000
December 2, 2007 -
December 28, 2007	2,000	$17.89	2,000	200,000
December 29, 2007 -
February 2, 2008	--	--	--	200,000

(1)      Since June 2007, the Company’s board of directors has authorized a share repurchase program that permits the Company to repurchase 200,000 shares of its common stock, subject to compliance with applicable legal restrictions and so long as the repurchases would not have the effect of causing the Company’s common stock to be delisted from trading. Until revoked, the share repurchase limit is automatically reset at 200,000 shares after any repurchases are made under the share repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders

a.	The annual Meeting of the Shareholders was held on February 29, 2008. The only matter to come before the meeting was the election of directors.
b.	The vote to elect a board of five directors was as follows:

	For	Against	Abstain	Not Voted
Terry E. Trexler	3,804,426	0	23,692	259,586
Richard C. Barberie	3,804,426	0	23,092	259,586
Robert P. Holliday	3,805,131	0	22,987	259,586
Robert P. Saltsman	3,805,126	0	22,992	259,586
Thomas W. Trexler	3,804,426	0	23,692	259,586

Item 6.	Exhibits

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or
15d-14(a) under the Securities Exchange Act of 1934
	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or
15d-14(a) under the Securities Exchange Act of 1934
32	(a)	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350
	(b)	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.
DATE: March 18, 2008	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer
DATE: March 18, 2008	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer
DATE: March 18, 2008	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer