Form 10-Q
period 2008-05-03
NOBILITY HOMES INC
filed 2008-06-23
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2008

Commission File number 0-6506

NOBILITY HOMES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1166102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3741 S.W. 7th Street Ocala, Florida	34474
(Address of principal executive offices)	(Zip Code)

(352) 732-5157

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒;    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding June 18, 2008
Common Stock	4,087,789

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 3, 2008	November 3, 2007
Assets
Current assets:
Cash and cash equivalents	$6,246,005	$13,696,990
Short-term investments	435,496	544,271
Accounts receivable	1,195,567	846,868
Inventories	12,373,366	12,696,388
Prepaid income taxes	—	13,232
Prepaid expenses and other current assets	795,215	468,739
Deferred income taxes	291,569	404,776

Total current assets	21,337,218	28,671,264

Property, plant and equipment, net	4,482,033	3,867,279
Long-term investments	10,005,404	10,666,321
Other investments	7,497,264	1,917,661
Deferred income taxes	239,564	49,364
Other assets	2,333,350	2,280,010

Total assets	$45,894,833	$47,451,899

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$593,411	$642,484
Accrued compensation	300,776	544,970
Accrued expenses and other current liabilities	361,545	738,950
Income taxes payable	370,183	134,500
Customer deposits	1,044,740	1,466,037

Total current liabilities	2,670,655	3,526,941

Deferred income taxes	56,086	—
Uncertain tax liabilities	275,000	—

Total liabilities	3,001,741	3,526,941

Commitments and contingent liabilities (Note 9)

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,089,444	9,999,799
Retained earnings	41,354,991	42,389,839
Accumulated other comprehensive income	166,881	234,724
Less treasury stock at cost, 1,277,118 and 1,277,763 shares, respectively, in 2008 and 2007	(9,254,715)	(9,235,895)

Total stockholders’ equity	42,893,092	43,924,958

Total liabilities and stockholders’ equity	$45,894,833	$47,451,899

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Net sales	$8,700,899	$10,323,420	$16,869,451	$19,126,453
Cost of goods sold	(6,241,140)	(7,282,248)	(12,193,495)	(13,706,072)

Gross profit	2,459,759	3,041,172	4,675,956	5,420,381
Selling, general and administrative expenses	(1,711,296)	(1,900,384)	(3,402,718)	(3,632,573)

Operating income	748,463	1,140,788	1,273,238	1,787,808

Other income:
Interest income	98,669	187,423	270,930	392,433
Undistributed earnings in joint venture - Majestic 21	84,575	85,057	168,695	154,749
Earnings from finance revenue sharing agreement	194,900	137,200	345,100	269,800
Undistributed losses from investments in limited partnerships	(178,842)	—	(178,842)	—
Miscellaneous	7,989	43,555	4,242	66,874

Total other income	207,291	453,235	610,125	883,856

Income before provision for income taxes	955,754	1,594,023	1,883,363	2,671,664
Provision for income taxes	(368,016)	(523,648)	(674,640)	(869,894)

Net income	587,738	1,070,375	1,208,723	1,801,770
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(26,648)	35,950	(67,843)	77,285

Comprehensive income	$561,090	$1,106,325	$1,140,880	$1,879,055

Weighed average number of shares outstanding
Basic	4,087,789	4,085,132	4,087,343	4,083,987
Diluted	4,092,759	4,096,412	4,092,605	4,096,782

Earnings per share
Basic	$0.14	$0.26	$0.30	$0.44
Diluted	$0.14	$0.26	$0.30	$0.44

Cash dividends paid per common share	$—	$—	$0.50	$0.50

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	May 3, 2008	May 5, 2007
Cash flows from operating activities:
Net income	$1,208,723	$1,801,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	163,061	159,552
Amortization of bond premium/discount	50,917	64,227
Deferred income taxes	95,026	—
Undistributed earnings in joint venture - Majestic 21	(168,695)	(154,749)
Distributions from joint venture - Majestic 21	75,000	214,447
Undistributed earnings from finance revenue sharing agreement	(345,000)	(269,800)
Distributions from finance revenue sharing agreement	345,100	269,800
Undistributed losses from investments in limited partnerships	178,842	—
Increase in cash surrender value of life insurance	(53,340)	(50,400)
Stock based compensation	82,662	29,612
Decrease (increase) in:
Accounts receivable	(348,699)	105,663
Inventories	323,022	(550,794)
Prepaid income taxes	13,232	714,894
Prepaid expenses and other current assets	(326,476)	(77,869)
(Decrease) increase in:
Accounts payable	(49,073)	62,879
Accrued compensation	(244,194)	(492,755)
Accrued expenses and other current liabilities	(377,405)	(105,559)
Income taxes payable	235,683	—
Customer deposits	(421,297)	(1,111,349)

Net cash provided by operating activities	436,989	609,569

Cash flows from investing activities:
Equity investment in limited partnerships	(6,390,000)	—
Purchase of property, plant and equipment	(777,815)	(144,238)
Proceeds from sale of equity investment in limited partnership	725,250	—
Proceeds from maturity of long term investment	610,000	110,000

Net cash used in investing activities	(5,832,565)	(34,238)

Cash flows from financing activities:
Payment of cash dividends	(2,043,572)	(2,041,071)
Proceeds from exercise of employee stock options	23,938	28,075
Purchase of treasury stock	(35,775)	—

Net cash used in financing activities	(2,055,409)	(2,012,996)

Decrease in cash and cash equivalents	(7,450,985)	(1,437,665)
Cash and cash equivalents at beginning of year	13,696,990	12,380,874

Cash and cash equivalents at end of quarter	$6,246,005	$10,943,209

Supplemental disclosure of cash flow information
Income taxes paid	$334,500	$155,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended May 3, 2008 and May 5, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 3, 2008 are not necessarily indicative of the results of the full fiscal year.

The consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s November 3, 2007 Annual Report on Form 10-K.

2.	Inventories

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at May 3, 2008 and November 3, 2007 are summarized as follows:

	May 3, 2008	November 3, 2007
Raw materials	$888,535	$863,179
Work-in-process	156,362	151,859
Finished homes	10,318,473	10,952,741
Pre-owned manufactured homes	734,077	461,371
Model home furniture and other	275,919	267,238

	$12,373,366	$12,696,388

3.	Other Investments

The Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment was $2,360,000 and will provide the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. Nobility Parks I, LLC has sold $725,250 of its ownership which reduced the Company’s investment by the same amount to 33.9%.

The Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The investment was $4,030,000 and will provide the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes.

4.	Product Warranties

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. For estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends, the activity in the liability for product warranty are as follows:

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Beginning accrued warranty expense	$215,000	$215,000	$215,000	$215,000
Less: reduction for payments	(185,054)	(250,278)	(371,496)	(503,688)
Plus: additions to accrual	185,054	250,278	371,496	503,688

Ending accrued warranty expense	$215,000	$215,000	$215,000	$215,000

5.	Income Taxes

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

6.	Stock Option Plan

On December 26, 2007, the Company issued 26,900 options to employees with a grant date fair value of $4.01 and a life of six years.

7.	Earnings Per Share

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Net income	$587,738	$1,070,375	$1,208,723	$1,801,770

Weighted average shares outstanding:
Basic	4,087,789	4,085,132	4,087,343	4,083,987
Add: common stock equivalents	4,970	11,280	5,262	12,795

Diluted	4,092,759	4,096,412	4,092,605	4,096,782

Earnings per share:
Basic	$0.14	$0.26	$0.30	$0.44

Diluted	$0.14	$0.26	$0.30	$0.44

8.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of fiscal year 2009. In February 2008, the FASB granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with SFAS No. 157. However, the effective date for financial assets and liabilities remains intact. The Company is evaluating the impact this statement will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Non controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non controlling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its consolidated financial statements.

9.	Commitments and Contingent Liabilities

The Company is contingently liable under terms of repurchase agreements with financial institutions providing dealer floor plan financing arrangements for independent dealers of its manufactured homes. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and amounted to approximately $993,000 and $539,000 at May 3, 2008 and November 3, 2007, respectively. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreements in the six months ended May 3, 2008 or the comparable period of 2007.

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

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for three and six months ended May 3, 2008 and May 5, 2007.

	Three Months Ended		Six Months Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Homes sold through Company owned sales centers	102	116	186	214
Homes sold to independent dealers	15	20	42	34
Total new factory built homes produced	99	133	195	239
Less: intercompany	84	113	153	205
Average new manufactured home price - retail	$73,392	$75,231	$74,817	$76,697
Average new manufactured home price - wholesale	$35,146	$35,542	$36,083	$36,561

As a percent of net sales:
Gross profit from the Company owned retail sales centers	20.7%	22.2%	21.2%	21.4%
Gross profit from the manufacturing facilities - including intercompany sales	17.4%	16.4%	16.6%	15.9%

For the three and six month period ended May 3, 2008 and May 5, 2007, results of operations are as follows. Total net sales in second quarter 2008 were $8,700,899 compared to $10,323,420 in the second quarter 2007. Total net sales for the first six months of 2008 were $16,869,451 compared to $19,126,453 for the first six months of 2007. Second quarter sales and operations for fiscal 2008 were adversely impacted by the reduced manufactured housing shipments in Florida plus the overall decline in Florida and the nation’s housing market. Industry shipments in Florida for the period November of 2007 through March of 2008 were down approximately 26% from the same period last year. Although the current overall housing market has continued to decline this year, the long-term demographic trends still favor strong growth in the Florida market area we serve. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent in the Company; we expect to continue out-performing the industry. Assuming a strong and stable economy, improved sales in the existing home market, stable unemployment and low interest rates in 2008, management expects the demand for our homes to improve. Fiscal year 2008 is Nobility’s 41st year of operating in our market area and we plan to increase the level of consumer awareness and confidence in Nobility and Prestige, our retail organization, with the introduction and special promotion of more special edition homes using television commercials in our different marketing areas in Florida. The Company has invested as a limited partner in two new Florida retirement manufactured home communities in fiscal 2008. Although these investments will report non-cash losses in the initial fill-up stage, management believes that the new attractive and affordable manufactured home communities for senior citizens will be a growth area for Florida in the future.

Gross profit as a percentage of net sales was 28.3% in second quarter of 2008 compared to 29.5% in second quarter of 2007 and was 27.7% for the first six months of 2008 compared to 28.3% for the first six months of 2006. The decrease in gross profit was primarily due to selling of smaller and less expensive homes from the retail sales centers. Cost of goods sold at our manufacturing facilities include: materials, direct and indirect labor, and manufacturing expenses (which consists of factory occupancy, salary and salary related delivery costs, mobile home service costs and other manufacturing expenses). Cost of goods sold at our retail sales centers include: appliances, air conditioners, electrical and plumbing hook-ups, furniture, insurance, impact and permit fees, land and home fees, manufactured home, service warranty, setup contractor, interior drywall finish, setup display, skirting, steps, well and septic tank and other expenses.

Selling, general and administrative expenses as a percent of net sales was 19.7% in second quarter of 2008 compared to 18.4% in the second quarter of 2007 and was 20.2% for the first six months of 2008 compared to 19.0% for the first six months of 2007. The increase in selling, general and administrative expenses as a percent of net sales resulted from fixed expenses at the Company’s manufacturing facilities and retail sales centers, which directly relates to the decrease in sales. Selling, general and administrative expenses at our manufacturing facility includes salaries, professional services, advertising and promotions, corporate expense, employee benefits, office equipment and supplies and utilities. Selling, general and administrative expenses at our retail sales center includes: advertising, retail sales centers expenses, salary and salary related, professional fees, corporate expense, employee benefit, office equipment and supplies, utilities and travel. Selling, general and administrative expenses at the insurance company include: advertising, professional fees and office supplies.

Insurance revenues in the second quarter of 2008 were $157,035 compared to $156,579 in the second quarter of 2007. Total insurance revenues for the first six months of 2008 were $238,885 compared to $232,382 for the first six months of 2007. These increases resulted from new policies generated and renewal of existing policies. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers and therefore, we have no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at May 3, 2008 and May 5, 2007.

The construction lending operation provides financing to buyers who are purchasing a home through the Company’s retail sales centers. The loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The prepaid finance charge in the second quarter of 2008 was $21,999 compared to $3,488 in the second quarter of 2007 and was $59,145 for the first six months of 2008 compared to $3,488 for the first six months of 2007. The construction interest in second quarter of 2008 was $21,731 compared to $1,782 in the second quarter of 2007 and was $41,867 for the first six months of 2008 compared to $1,782 for the first six months of 2007. The construction lending operation began in the second quarter of 2007.

The Company earned $84,575 from its joint venture, Majestic 21, in the second quarter of 2008 compared to $85,057 for the second quarter of 2007. For the first six months of 2008 the Company earned from Majestic 21 $168,695 compared to $154,749 for the first six months of 2007. The earnings from Majestic 21 represent the allocation of the Company’s share of net income on a 50/50 basis. The Majestic 21 portfolio of loans is not being increased and the portfolio continues to runoff.

The Company reported earnings from the finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes Inc. in the amount of $194,900 in the second quarter of 2008 compared to $137,200 in the second quarter of 2007. For the first six months of 2008 the Company earned from finance revenue sharing agreement $345,100 compared to $269,800 for the first six months of 2007. The increase is primarily due to increase in the number of loans added to the finance revenue sharing agreement.

The Company reported a loss from the investments in limited partnerships in the amount $178,842 for the three and six month periods. The Company has invested as a limited partner in two new Florida retirement manufactured home communities in fiscal 2008. Although these investments will report non-cash losses in the initial fill-up stage, management believes that the new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

The Company earned interest on cash, cash equivalents and investments in the amount of $98,669 for the second quarter of 2008 compared to $187,423 for the second quarter of 2007. For the first six months of 2008 interest earned on cash equivalents and investments were $270,930 compared to $392,433 in the first six months of 2007. The decreased interest income was primarily due to a decrease in the amount of cash and cash equivalents and in the variable rate portion of our cash and cash equivalents balances.

As a result of the factors discussed above, earnings for the second quarter of 2008 were $587,738 or $0.14 per diluted share compared to $1,070,375 or $0.26 per diluted share for the second quarter of 2007. For the first six months of 2008 earnings were $1,208,723 or $0.30 per diluted share compared to $1,801,770 or $0.44 per diluted share in the second quarter 2007.

Liquidity and Capital Resources

Cash and cash equivalents were $6,246,005 at May 3, 2008 compared to $13,696,990 at November 3, 2007. The decrease in cash and cash equivalents was primarily due to investments into two retirement communities, retail sales lot land purchase and the payment of cash dividends. Short and long-term investments were $10,440,900 at May 3, 2008 compared to $11,210,592 at November 3, 2007. Working capital was $18,666,563 at May 3, 2008 as compared to $25,144,323 at November 3, 2007. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Customer deposits continued to decrease to a normal historic level.

The Company invested $6,390,000 to obtain 49% limited partner interests in two new Florida retirement manufactured home communities in first quarter 2008. In second quarter 2008 the Company sold $725,250 of its ownership in one of the limited partnerships, which reduced the Company’s investment by the same amount to 33.9%.

In November 2007, the Company purchased the land for one existing retail sales center for $739,000.

Nobility paid an annual cash dividend of $0.50 per common share for fiscal year 2007 on January 11, 2008 in the amount of $2,043,572. On January 12, 2007, the Company paid an annual cash dividend of $0.50 per common share for fiscal year 2006 in the amount of $2,041,071.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At May 3, 2008 and November 3, 2007, there were no amounts outstanding under this agreement.

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

Revenue Recognition

The Company recognizes revenue from its retail sales upon the occurrence of the following:

•	its receipt of a down payment,

•	construction of the home is complete,

•	home has been delivered and set up at the retail home buyer’s site and title has been transferred to the retail home buyer,

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at May 3, 2008 or May 5, 2007.

Investment In Manufactured Home Communities

See disclosure of investment in manufactured home communities in note 3 of the consolidated financial statements included in Item 1.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,761,356 as of May 3, 2008 and $1,667,661 as of November 3, 2007. However, based on management’s evaluation, there was no impairment of this investment at May 3, 2008 or November 3, 2007.

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

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Item 3 through Item 5.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects stock repurchases made by the Company during the quarter ended May 3, 2008:

	Issuer Repurchases of Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate $ Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 4, 2008 – March 1, 2008	—	—	—	200,000
March 2, 2008 – March 29, 2008	—	—	—	200,000
March 30, 2008 – May 3, 2008	—	—	—	200,000

(1)	Since June 2007, the Company’s board of directors has authorized a share repurchase program that permits the Company to repurchase 200,000 shares of its common stock, subject to compliance with applicable legal restrictions and so long as the repurchases would not have the effect of causing the Company’s common stock to be delisted from trading. Until revoked, the share repurchase limit is automatically reset at 200,000 shares after any repurchases are made under the share repurchase program.

Item 6.	Exhibits

31. (a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32. (a)	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350

(b)	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: June 23, 2008	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman, President and Chief Executive Officer

DATE: June 23, 2008	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President, and Chief Financial Officer

DATE: June 23, 2008	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer and Principal Accounting Officer