Form 10-Q
period 2008-08-02
NOBILITY HOMES INC
filed 2008-09-16
CIK 72205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2008

Commission File number 0-6506

NOBILITY HOMES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1166102
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)
3741 S.W. 7th Street
Ocala, Florida	34474
(Address of principal executive offices)	(Zip Code)

(352) 732-5157
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ; No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ; No .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	September 16, 2008
Common Stock	4,085,689

NOBILITY HOMES, INC.
INDEX

		Page Number
PART I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of August 2, 2008 and November 3, 2007	3
	Consolidated Statements of Income and Comprehensive Income for the	4
	three and nine months ended August 2, 2008 and August 4, 2007
	Consolidated Statements of Cash Flows for the nine months ended	5
	August 2, 2008 and August 4, 2007	6
	Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Results of Operations and	9
	Financial Condition
Item 4T.	Controls and Procedures	13
PART II.	Other Information
Item 6.	Exhibits	15
Signatures		16

NOBILITY HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 2, 2008	November 3, 2007
Assets
Current assets:
Cash and cash equivalents	$6,636,662	$13,696,990
Short-term investments	388,565	544,271
Accounts receivable	829,314	846,868
Inventories	12,217,191	12,696,388
Prepaid income taxes	78,461	13,232
Prepaid expenses and other current assets	722,213	468,739
Deferred income taxes	309,229	404,776

Total current assets	21,181,635	28,671,264
Property, plant and equipment, net	4,404,812	3,867,279
Long-term investments	9,979,341	10,666,321
Other investments	7,467,945	1,917,661
Deferred income taxes	239,564	49,364
Other assets	2,360,020	2,280,010

Total assets	$45,633,317	$47,451,899

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$511,250	$642,484
Accrued compensation	281,516	544,970
Accrued expenses and other current liabilities	460,988	738,950
Income taxes payable	--	134,500
Customer deposits	727,222	1,466,037

Total current liabilities	1,980,976	3,526,941
Deferred income taxes	56,086	--
Uncertain tax liabilities	275,000	--

Total liabilities	2,312,062	3,526,941

Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.10 par value, 10,000,000
shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,135,857	9,999,799
Retained earnings	41,752,551	42,389,839
Accumulated other comprehensive income	137,610	234,724
Less treasury stock at cost, 1,279,218 and
1,277,763 shares, respectively, in 2008 and 2007	(9,241,254)	(9,235,895)

Total stockholders’ equity	43,321,255	43,924,958

Total liabilities and stockholders’ equity	$45,633,317	$47,451,899

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$7,395,885	$10,739,808	$24,265,336	$29,866,261
Cost of goods sold	(5,435,537)	(7,532,895)	(17,629,032)	(21,238,967)

Gross profit	1,960,348	3,206,913	6,636,304	8,627,294
Selling, general and administrative expenses	(1,747,293)	(1,937,777)	(5,150,011)	(5,570,350)

Operating income	213,055	1,269,136	1,486,293	3,056,944

Other income:
Interest income	118,993	193,658	389,923	584,310
Undistributed earnings in joint venture - Majestic 21	60,035	74,399	228,730	229,148
Earnings from finance revenue sharing agreement	191,200	154,400	536,300	424,200
Undistributed gains (losses) from investments in
limited partnerships	10,646	--	(168,196)	--
Miscellaneous	16,163	40,188	20,405	107,062

Total other income	397,037	462,645	1,007,162	1,344,720

Income before provision for income taxes	610,092	1,731,781	2,493,455	4,401,664
Provision for income taxes	(212,531)	(576,493)	(887,171)	(1,446,387)

Net income	397,561	1,155,288	1,606,284	2,955,277
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(29,271)	(53,960)	(97,114)	23,325

Comprehensive income	$368,290	$1,101,328	$1,509,170	$2,978,602

Weighed average number of shares outstanding
Basic	4,087,639	4,085,901	4,087,442	4,084,620
Diluted	4,092,094	4,095,847	4,092,452	4,095,759
Earnings per share
Basic	$0.10	$0.28	$0.39	$0.72
Diluted	$0.10	$0.28	$0.39	$0.72
Cash dividends paid per common share	$--	$--	$0.50	$0.50

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	August 2, 2008	August 4, 2007
Cash flows from operating activities:
Net income	$1,606,284	$2,955,277
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	244,593	239,328
Amortization of bond premium/discount	76,980	96,331
Deferred income taxes	94,993	--
Undistributed earnings in joint venture - Majestic 21	(228,730)	(229,148)
Distributions from joint venture - Majestic 21	75,000	214,447
Undistributed earnings from finance revenue sharing agreement	(536,300)	(424,200)
Distributions from finance revenue sharing agreement	536,300	424,200
Undistributed losses from investments in limited partnerships	168,196	--
Increase in cash surrender value of life insurance	(80,010)	(75,600)
Stock based compensation	124,025	44,418
Decrease (increase) in:
Accounts receivable	17,554	100,114
Inventories	479,197	(680,905)
Prepaid income taxes	(65,229)	866,387
Prepaid expenses and other current assets	(253,474)	(252,005)
(Decrease) in:
Accounts payable	(131,234)	(384,102)
Accrued compensation	(263,454)	(414,013)
Accrued expenses and other current liabilities	(277,962)	(218,180)
Income taxes payable	(134,500)	--
Customer deposits	(738,815)	(921,126)

Net cash provided by operating activities	713,414	1,341,223

Cash flows from investing activities:
Equity investment in limited partnerships	(6,390,000)	--
Purchase of property, plant and equipment	(782,126)	(165,086)
Proceeds from sales of equity investment in limited partnership	825,250	--
Proceeds from maturity of long-term investment	610,000	110,000

Net cash used in investing activities	(5,736,876)	(55,086)

Cash flows from financing activities:
Payment of cash dividends	(2,043,572)	(2,041,071)
Proceeds from exercise of employee stock options	42,481	29,320
Purchase of treasury stock	(35,775)	--

Net cash used in financing activities	(2,036,866)	(2,011,751)

Decrease in cash and cash equivalents	(7,060,328)	(725,614)
Cash and cash equivalents at beginning of year	13,696,990	12,380,874

Cash and cash equivalents at end of quarter	$6,636,662	$11,655,260

Supplemental disclosure of cash flow information
Income taxes paid	$995,675	$580,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended August 2, 2008 and August 4, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended August 2, 2008 are not necessarily indicative of the results of the full fiscal year.

The consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s November 3, 2007 Annual Report on Form 10-K.

2.	Inventories

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at August 2, 2008 and November 3, 2007 are summarized as follows:

	August 2, 2008	November 3, 2007
Raw materials	$956,768	$863,179
Work-in-process	148,576	151,859
Finished homes	9,995,841	10,952,741
Pre-owned manufactured homes	833,094	461,371
Model home furniture and other	282,912	267,238

	$12,217,191	$12,696,388

3.	Other Investments

The Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment was $2,360,000 and will provide the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. Nobility Parks I, LLC has sold $825,250 of its ownership, which reduced the Company’s investment by the same amount to 31.9%.

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

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. For estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends, the activity in the liability for product warranty are as follows:

	Three Months Ended		Nine Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Beginning accrued warranty expense	$215,000	$215,000	$215,000	$215,000
Less: reduction for payments	(153,190)	(222,925)	(524,685)	(726,613)
Plus: additions to accrual	153,190	222,925	524,685	726,613

Ending accrued warranty expense	$215,000	$215,000	$215,000	$215,000

5.	Income Taxes

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

6.	Stock Option Plan

On December 26, 2007, the Company issued 26,900 options to employees with a grant date fair value of $4.01 and a life of six years.

7.	Earnings Per Share

	Three Months Ended		Nine Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net income	$397,561	$1,155,288	$1,606,284	$2,955,277

Weighted average shares outstanding:
Basic	4,087,639	4,085,901	4,087,442	4,084,620
Add: common stock equivalents	4,455	9,946	5,010	11,139

Diluted	4,092,094	4,095,847	4,092,452	4,095,759

Earnings per share:
Basic	$0.10	$0.28	$0.39	$0.72

Diluted	$0.10	$0.28	$0.39	$0.72

8.	Recent Accounting Pronouncements

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

The Company is contingently liable under terms of repurchase agreements with financial institutions providing dealer floor plan financing arrangements for independent dealers of its manufactured homes. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and amounted to approximately $1,169,800 at August 2, 2008. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreements in the nine months ended August 2, 2008 or the comparable period of 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for three and nine months ended August 2, 2008 and August 4, 2007.

	Three Months Ended		Nine Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Homes sold through Company owned
sales centers	84	127	270	341
Homes sold to independent dealers	12	7	54	41
Total new factory built homes produced	90	127	285	366
Less: intercompany	78	120	231	325
Average new manufactured home price - retail	$73,587	$73,624	$74,434	$75,552
Average new manufactured home price - wholesale	$35,496	$37,176	$35,897	$36,774
As a percent of net sales:
Gross profit from the Company owned retail
sales centers	21.3%	22.4%	21.2%	21.8%
Gross profit from the manufacturing facilities -	11.9%	16.6%	15.2%	16.1%
including intercompany sales

        For the three and nine month period ended August 2, 2008 and August 4, 2007, results of operations are as follows: Total net sales in third quarter 2008 were $7,395,885 compared to $10,739,808 in the third quarter 2007. Total net sales for the first nine months of 2008 were $24,265,336 compared to $29,866,261 for the first nine months of 2007. Third quarter sales and operations for fiscal 2008 were adversely impacted by the reduced manufactured housing shipments in Florida plus the overall decline in Florida’s and the nation’s housing market. Industry shipments in Florida for the period November of 2007 through June of 2008 were down approximately 27% from the same period last year. Although the current overall housing market has continued to decline this year, the long-term demographic trends still favor strong growth in the Florida market area we serve. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent in the Company; we expect to continue out-performing the industry. Assuming a strong and stable economy, improved sales in the existing home market, stable unemployment and low interest rates, management expects the demand for our homes to improve in the future periods. Fiscal year 2008 is Nobility’s 41st year of operating in our market area and we have been increasing the level of consumer awareness and confidence in Nobility and Prestige, our retail organization, with the introduction and special promotion of more special edition homes and by using television commercials in our different marketing areas within Florida. The Company has also invested as a limited partner in two new Florida retirement manufactured home communities in fiscal year 2008. Although these investments will report losses in the initial fill-up stage, management believes that the new attractive and affordable manufactured home communities for senior citizens will be a growth area for Florida in the future.

Insurance revenues in the third quarter of 2008 were $89,894 compared to $88,980 in the third quarter of 2007. Total insurance revenues for the first nine months of 2008 were $328,779 compared to $321,362 for the first nine months of 2007. These increases resulted from new policies generated and renewal of existing policies. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our Prestige customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers and therefore, we have no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at August 2, 2008 and August 4, 2007.

The construction lending operation provides financing to buyers who are purchasing a home through the Company’s retail sales centers. The loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The prepaid finance charge in the third quarter of 2008 was $33,367 compared to $15,307 in the third quarter of 2007 and was $92,511 for the first nine months of 2008 compared to $18,795 for the first nine months of 2007. The construction interest in third quarter of 2008 was $11,334 compared to $9,337 in the third quarter of 2007 and was $53,201 for the first nine months of 2008 compared to $11,119 for the first nine months of 2007. The construction lending operation began in the second quarter of 2007.

Gross profit as a percentage of net sales was 26.5% in third quarter of 2008 compared to 29.9% in third quarter of 2007 and was 27.4% for the first nine months of 2008 compared to 28.9% for the first nine months of 2006. The decrease in gross profit was primarily due to the rapidly increasing material costs at the manufacturing facilities that were not passed on until the beginning of the Company’s fourth quarter. The increased cost of goods sold also impacted the retail sales centers gross profit margin as they were locked into retail customer’s contracts and could not pass along the increases. Fixed overhead costs associated with the lower sales volume at the manufacturing facilities and retail sales centers also reduced gross profit margins. Cost of goods sold at our manufacturing facilities include: materials, direct and indirect labor, and manufacturing expenses (which consists of factory occupancy, salary and salary related delivery costs, mobile home service costs and other manufacturing expenses). Cost of goods sold at our retail sales centers include: appliances, air conditioners, electrical and plumbing hook-ups, furniture, insurance, impact and permit fees, land and home fees, manufactured home, service warranty, setup contractor, interior drywall finish, setup display, skirting, steps, well and septic tank and other expenses.

Selling, general and administrative expenses as a percent of net sales was 23.6% in third quarter of 2008 compared to 18.0% in the third quarter of 2007 and was 21.2% for the first nine months of 2008 compared to 18.7% for the first nine months of 2007. The increase in selling, general and administrative expenses as a percent of net sales resulted from fixed expenses at the Company’s manufacturing facilities and retail sales centers, which directly relates to the decrease in sales. Selling, general and administrative expenses at our manufacturing facility includes salaries, professional services, advertising and promotions, corporate expense, employee benefits, office equipment and supplies and utilities. Selling, general and administrative expenses at our retail sales center includes: advertising, retail sales centers expenses, salary and salary related, professional fees, corporate expense, employee benefit, office equipment and supplies, utilities and travel. Selling, general and administrative expenses at the insurance company include: advertising, professional fees and office supplies.

The Company earned $60,035 from its joint venture, Majestic 21, in the third quarter of 2008 compared to $74,399 for the third quarter of 2007. For the first nine months of 2008, the Company earned $228,730 compared to $229,148 for the first nine months of 2007 from Majestic 21. The earnings from Majestic 21 represent the allocation of the Company’s share of net income on a 50/50 basis. The Majestic 21 portfolio of loans is not being increased and the portfolio continues to runoff.

The Company reported earnings from the finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes Inc. in the amount of $191,200 in the third quarter of 2008 compared to $154,400 in the third quarter of 2007. For the first nine months of 2008 the Company earned from the finance revenue sharing agreement $536,300 compared to $424,200 for the first nine months of 2007. The increase is primarily due to increase in the number of loans added to the finance revenue sharing agreement.

The Company reported income from the investments in limited partnerships in the amount $10,646 in the third quarter of 2008. For the first nine months of 2008, the Company recorded a loss of $168,196 from the investments in limited partnerships. The Company has invested as a limited partner in two new Florida retirement manufactured home communities in fiscal year 2008. Although these investments will report losses in the initial fill-up stage, management believes that new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

The Company earned interest on cash, cash equivalents and investments in the amount of $118,993 for the third quarter of 2008 compared to $193,658 for the third quarter of 2007. For the first nine months of 2008 interest earned on cash equivalents and investments were $389,923 compared to $584,310 in the first nine months of 2007. The decreased interest income was primarily due to a decrease in the amount of cash and cash equivalents and in the variable rate portion of our cash and cash equivalents balances.

As a result of the factors discussed above, earnings for the third quarter of 2008 were $397,561 or $0.10 per diluted share compared to $1,155,288 or $0.28 per diluted share for the third quarter of 2007. For the first nine months of 2008 earnings were $1,606,284 or $0.39 per diluted share compared to $2,955,277 or $0.72 per diluted share in the third quarter 2007.

Liquidity and Capital Resources

Cash and cash equivalents were $6,636,662 at August 2, 2008 compared to $13,696,990 at November 3, 2007. The decrease in cash and cash equivalents was primarily due to investments into two new manufactured home retirement communities, retail sales lot land purchase and the payment of cash dividends. Short and long-term investments in marketable securities were $10,367,906 at August 2, 2008 compared to $11,210,592 at November 3, 2007. Working capital was $19,200,659 at August 2, 2008 as compared to $25,144,323 at November 3, 2007. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Customer deposits continued to decrease to a normal historic level due to the decrease in the number of sold retail homes in the field waiting for funding.

The Company invested $6,390,000 to obtain 49% limited partner interests in two new Florida retirement manufactured home communities in the first quarter 2008. During the second and third quarters of fiscal year 2008, the Company sold $825,250 of its ownership in one of the limited partnerships, which reduced the Company’s investment by the same amount to 31.9%.

In November 2007, the Company purchased the land for one existing retail sales center for $739,000.

Nobility paid an annual cash dividend of $0.50 per common share for fiscal year 2007 on January 11, 2008 in the amount of $2,043,572. On January 12, 2007, the Company paid an annual cash dividend of $0.50 per common share for fiscal year 2006 in the amount of $2,041,071.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At August 2, 2008 and November 3, 2007, there were no amounts outstanding under this agreement.

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

Critical Accounting Policies and Estimates

The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, and inventory. The following explains the basis and the procedure for each account where judgment and estimates are applied.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at August 2, 2008 or August 4, 2007.

Investment In Manufactured Home Communities

See disclosure of investment in manufactured home communities in note 3 of the consolidated financial statements included in Item 1.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21‘s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,821,391 as of August 2, 2008 and $1,667,661 as of November 3, 2007. However, based on management’s evaluation, there was no impairment of this investment at August 2, 2008 or November 3, 2007.

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

Item 4T. Controls and Procedures

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

There were no reportable events for Items 1 through 5.

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

NOBILITY HOMES, INC.
DATE: September 16, 2008	By: /s/ Terry E. Trexler

Terry E. Trexler, Chairman,
President and Chief Executive Officer
DATE: September 16, 2008	By: /s/ Thomas W. Trexler

Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer
DATE: September 16, 2008	By: /s/ Lynn J. Cramer, Jr.

Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer