Form 10-K
period 2008-11-01
NOBILITY HOMES INC
filed 2009-01-30
CIK 72205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 1, 2008

Commission file number 0-6506

NOBILITY HOMES, INC.
(Name of issuer in its charter)

Florida	59-1166102
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3741 S.W. 7th Street
Ocala, Florida	34474
(Address of principal executive offices)	(Zip Code)

(352)732-5157
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
Yes   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   No

State the aggregate market value of the voting stock held by non-affiliates of the registrant (1,435,284 shares) based on the closing price on the Nasdaq Global Market on May 3, 2008 (the last business day of the most recent second quarter) was $24,543,356.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 16, 2009
Common Stock	4,069,546

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Definitive proxy statement for Annual Meeting of	Part III, Item 10-14
Shareholders to be held February 27, 2009

TABLE OF CONTENTS

		Form 10-K
PART I
Item 1.	Description of Business	2
Item 1B.	Unresolved Staff Comments	5
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	35
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	35
Item 13.	Certain Relationships, Related Transactions and Director Independence	36
Item 14.	Principal Accountant Fees and Services	36

PART IV
Item 15.	Exhibits and Financial Statement Schedules
	(a)1. Financial Statements	37
	2. Exhibits	37
SIGNATURES		38
Exhibit Index		39

PART I

Item 1.	Description of Business

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

Nobility’s two manufacturing plants operated at an average of approximately 22% of their single shift capacity in fiscal year 2008 and 30% in fiscal year 2007.

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

The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product. Nobility’s homes are delivered by outside trucking companies. Nobility estimates that it can compete effectively within a range of approximately 350 miles from its manufacturing plants. During the last two fiscal years, substantially all of Nobility’s sales were made in Florida.

Retail Sales

Prestige Home Centers, Inc. operates 17 retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 88% and 92% of Nobility’s sales during fiscal year 2008 and 2007, respectively.

Each of Prestige’s retail sales centers is located within 350 miles of Nobility’s two manufacturing facilities. Prestige owns the land at five of its retail sales centers and leases the remaining 12 retail sales centers from unaffiliated parties under leases with terms between one and three years with renewal options.

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

Since 1997, Nobility has partnered with 21st Mortgage Corporation to provide financing to retail customers purchasing homes from Prestige. Additionally, financing for home purchases is available from several other independent sources that specialize in manufactured housing lending and numerous banks that finance manufactured home purchases. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources, except 21st Mortgage Corporation. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement. Upon disposition of the homes, the Company will receive a payment from the finance revenue sharing agreement reserve account, of no less than 25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes. No losses have been incurred in connection with the finance revenue sharing agreement. Prestige does not itself finance customers’ new home purchases. Since 2004, Nobility has engaged in a finance revenue sharing arrangement between 21st Mortgage Corporation, Prestige and Nobility’s wholly-owned subsidiary, Majestic Homes, Inc. without forming a separate entity. For more information about the revenue sharing arrangement, see Note 3 of “Notes to Consolidated Financial Statements”. In the future, Nobility may explore the possibility of underwriting its own mortgage loans.

The Company formed in fiscal year 2008 two limited liability companies called Nobility Parks I, LLC and Nobility Parks II, LLC to invest in new Florida retirement manufactured home communities. Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida, and CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. These investments will provide the Company with 31.9% of the earnings/losses of the 236 residential lots in Walden Woods and 49% of the earnings/losses of the 403 residential lots in Cypress Creek. See Note 3 of “Notes to Consolidated Financial Statements.”

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

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which leads us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations for fiscal years 2008 and 2007. Mountain Financial, Inc.‘s insurance revenues were approximately $404,000 and $402,000 in fiscal year 2008 and 2007, respectively.

The construction lending operation provides financing to buyers who have been approved for financing by an independent third party who are purchasing a home through the Company’s retail sales centers. The loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home, and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The mortgage broker fee was $117,000 and $34,000 and construction interest was $63,000 and $25,000 for fiscal year 2008 and 2007, respectively.

Wholesale Sales to Manufactured Home Communities

Nobility currently sells its homes on a wholesale basis exclusively through two full-time salespersons to approximately 30 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers. No customer accounted for more than 10% of Nobility’s total sales in fiscal years 2008 and 2007. In fiscal year 2008, the Company invested as a limited partner in two new Florida retirement manufactured home communities. Management’s belief is that new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a “floor plan” basis where the financial institution obtains a security interest in all or part of the dealer’s manufactured home inventory. Nobility, from time-to-time, enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer’s default, Nobility will, at the lender’s request, repurchase the home provided that Nobility’s liability will not exceed the manufacturer’s invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within 18 – 24 months after a home is sold to the dealer and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale. The repurchase is usually conditioned upon the dealer’s insolvency and presentation of the unit back to the Company. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. Nobility was not required to repurchase any homes during fiscal years 2008 and 2007. For additional information, see Note 13 of “Notes to Consolidated Financial Statements”. Nobility does not finance retail sales of new homes for customers of its independent dealers.

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

Employees

As of January 5, 2009, Nobility had 160 full-time employees, including 73 employed by Prestige. Approximately 53 employees are factory personnel compared to approximately 93 in such positions a year ago and 107 are in management, administrative, supervisory, sales and clerical positions (including 68 management and sales personnel employed by Prestige) compared to approximately 75 a year ago. In addition, Nobility employs part-time employees when necessary.

Nobility makes contributions toward employees’ group health and life insurance and to the Nobility 401(k) plan. Nobility, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of November 1, 2008, Nobility owned and operated two manufacturing plants:

Location	Approximate Size
3741 SW 7th Street	72,000 sq ft.
Ocala, Florida(1)

6432 SE 115th Lane	33,500 sq. ft.
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

Prestige has acquired the properties on which it’s Pace, Panama City, Yulee, Punta Gorda and Ocala North, Florida retail sales centers are located. Prestige leases the property for its other 12 retail sales centers.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Nobility’s common stock is listed on the Nasdaq Global Market under the symbol NOBH. The following table shows the range of high and low sales prices for the common stock for each fiscal quarter of 2008 and 2007.

	Fiscal Year End
Fiscal	November 1, 2008		November 3, 2007
Quarter	High	Low	High	Low
1st	$20.00	$15.98	$27.92	$22.84
2nd	18.50	16.10	25.81	20.85
3rd	17.56	11.20	21.48	18.94
4th	17.53	8.67	20.68	17.00

Holders

At January 16, 2009, the approximate number of holders of record of common stock was 196 (not including individual participants in security position listings).

Dividends

The Board of Directors declared an annual cash dividend of $0.25 per common share for fiscal year 2008, paid January 12, 2009 to stockholders of record as of January 2, 2009. The Company paid an annual cash dividend of $0.50 per common share for fiscal year 2007. The payment of future cash dividends is within the discretion of Nobility’s Board of Directors and will depend, among other factors, on Nobility’s earnings, capital requirements and operating and financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the fiscal year ended November 1, 2008. For further information, see Note 11 of “Notes to Consolidated Financial Statements”.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	147,634	$23.55	347,366
Equity compensation
plans not approved
by security holders	None	--	--

Total	147,634	$23.55	347,366

Recent Sales of Unregistered Securities

Nobility has not sold any securities within the past three years which were not registered under the Securities Act.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2008 and 2007, Nobility’s product mix was affected by the number of “Special Edition” homes marketed by Prestige and by larger, more expensive multi-wide homes resulting from the availability of varied types of financing at competitive rates through our affiliates. Most family buyers today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement buyers who reside in the manufactured housing communities.

Nobility’s joint venture and finance revenue sharing agreement with 21st Mortgage Corporation provides mortgage financing to retail customers who purchase Nobility’s manufactured homes at Prestige retail sales centers. These agreements, which originate and service loans, have given Prestige more control over the financing aspect of the retail home sales process and allowed it to offer better services to its retail customers. Management believes that these agreements give Prestige an additional potential for profit by providing finance products to retail customers. In addition, management believes that Prestige has more input in the design of unique finance programs for prospective homebuyers, and that the joint venture has resulted in more profitable sales at its Prestige retail sales centers. For more information about the finance revenue sharing agreement, see Note 3 of “Notes to Consolidated Financial Statements”. In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.

In December 2008, 21st Mortgage Corporation advised the Company that 21st Mortgage Corporation’s parent company had decided not to provide any additional funding for loan originations at this time. Consequently, 21st Mortgage Corporation was seeking additional capital to fund their loan originations through other sources, primarily bank financing. It is not clear at this time, if 21st Mortgage Corporation will be able to raise enough capital to fund the Company’s loan originations through our finance revenue sharing agreement.

Prestige also maintains several other outside financing sources that provide financing to retail homebuyers for its manufactured homes and the Company is in the process of developing relationships with new lenders. In the future, Nobility may explore the possibility of underwriting its own mortgage loans for non-21st Mortgage loans.

Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Mountain Financial provides construction loans, mortgage brokerage services, automobile, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes.

The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended November 1, 2008 and November 3, 2007 consisted of fifty-two week periods.

Results of Operation

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended November 1, 2008 and November 3, 2007.

	2008	2007
Homes sold through Company owned
sales centers	332	462
Homes sold to independent dealers	66	52
Total new factory built homes produced	357	485
Less: intercompany	291	433
Average new manufactured home price - retail	$74,856	$75,971
Average new manufactured home price - wholesale	$36,741	$37,054
As a percent of net sales:
Gross profit from the Company owned retail
sales centers	21%	22%
Gross profit from the manufacturing facilities -	15%	17%
including intercompany sales

For fiscal years ended November 1, 2008 and November 3, 2007 results are as follows. Total net sales in fiscal 2008 were $30,065,022 compared to $40,622,897 in fiscal 2007.

Sales for fiscal year 2008 were adversely impacted by the reduced manufactured housing shipments in Florida plus the overall decline in Florida and the nation’s housing market. Florida combined industry shipments of multi-section homes and single-section homes for fiscal year 2008 decreased approximately 30% as compared to fiscal year 2007 and decreased approximately 39% in fiscal year 2007 as compared to fiscal year 2006. Approximately 99% of Nobility’s home sales are multi-section homes. Although the current overall housing market has continued to decline this year, the long-term demographic trends still favor strong growth in the Florida market area we serve. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country and because of the strong operating leverage inherent in the Company, we expect to continue out-performing the industry. With a better economy, improved sales in the existing home market, lower unemployment, continued low interest rates, the continued tight credit markets and the absence of aggressive mortgage financing of site-built homes, management expects the demand for our homes to improve. Management understands that during these challenging conditions within our industry and our country, the Company’s strong financial condition is vital for future growth and success. Fiscal year 2009 is Nobility’s 42nd year of operating in our market area. We have been increasing the level of consumer awareness and confidence in Nobility and Prestige, our retail organization, with the introduction and promotion of more special edition homes and by using television commercials in our various marketing areas within Florida. During fiscal year 2008, the Company has also invested as a limited partner in two new Florida retirement manufactured home communities.

Insurance revenues in fiscal year 2008 were $403,662 compared to $402,101 in fiscal year 2007. The slight increase resulted from new policies generated and renewal of existing policies. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers and therefore, we have no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 1, 2008 and November 3, 2007.

The construction lending operation provides financing to buyers who are purchasing a home through the Company’s retail sales centers. The loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The prepaid finance charge in fiscal year 2008 was $116,580 compared to $34,089 in fiscal year 2007. The construction interest in fiscal year 2008 was $63,481 compared to $24,759 in fiscal year 2007. The construction lending operation began in the second quarter of 2007.

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

Gross profit as a percentage of net sales was 27% in fiscal year 2008 compared to 29% in fiscal year 2007. The decrease in gross profit was primarily due to the rapidly increasing material costs at the manufacturing facilities that were not passed on until the beginning of the Company’s fourth quarter. The increased cost of goods sold also impacted the retail sales centers gross profit margin as they were locked into retail customer’s contracts and could not pass along the increases. Fixed overhead costs associated with the lower sales volume at the manufacturing facilities and retail sales centers also reduced gross profit margins.

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

Selling, general and administrative expenses as a percent of net sales was approximately 22% in fiscal year 2008 compared to 18.4% in fiscal year 2007. The increase in selling, general and administrative expenses as a percent of net sales resulted from the fixed expenses directly related to the decreased sales at the Company’s manufacturing facilities and retail sales centers in fiscal year 2008 as compared to fiscal year 2007.

The Company earned $283,693 from Majestic 21 in fiscal year 2008 compared to $282,680 as fiscal year 2007. The earnings from Majestic 21 represent the allocation of the Company’s share of net income and distribution on a 50/50 basis. The Majestic 21 portfolio of loans is not being increased and the portfolio continues to runoff.

The Company reported earnings from the finance revenue sharing agreement with 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes Inc. in the amount of $697,900 in fiscal year 2008 as compared to $579,700 in fiscal year 2007. The increase is primarily due to increase in the number of loans added to the finance revenue sharing agreement.

The Company earned interest on cash equivalents and investments in the amount of $546,764 in fiscal year 2008 compared to $814,683 in fiscal year 2007. The decreased interest income was primarily due to a decrease in the amount of cash and cash equivalents and in the variable rate portion of our cash and cash equivalents balances.

During fiscal year 2008, the Company invested $6,390,000 to become a limited partner in two new Florida retirement manufactured home communities. The Company reported losses from investments in these retirement community limited partnerships in the amount $468,828. Although these investments will report non-cash losses in the initial fill-up stage, management believes that the new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

As a result of the factors discussed above, earnings for fiscal year 2008 were $1,822,156 or $0.45 per diluted share compared to $4,081,660 or $1.00 per diluted share for fiscal year 2007.

Liquidity and Capital Resources

Cash and cash equivalents were $8,649,724 at November 1, 2008 compared to $13,696,990 at November 3, 2007. The decrease in cash and cash equivalents was primarily due to (i) investments in two new manufactured home retirement communities, (ii) purchase of land for a retail sales lot and (iii) the payment of cash dividends. Short and long-term investments were $8,308,436 at November 1, 2008 compared to $11,210,592 at November 3, 2007. The decrease in short and long-term investments was primarily due to the maturity of some of the bonds in the investment portfolio. Working capital was $21,232,995 at November 1, 2008 as compared to $25,144,323 at November 3, 2007. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Customer deposits continued to decrease to a below normal historic level due to the deteriorating housing and financial markets resulting in a decrease in the number of sold retail homes.

Nobility paid an annual cash dividend of $0.50 per common share for fiscal year 2007 on January 11, 2008 in the amount of $2,043,572. On January 12, 2007 the Company paid an annual cash dividend of $0.50 per common share for fiscal year 2006 in the amount of $2,041,071. Subsequent to November 1, 2008, the Company’s Board of Directors declared an annual cash dividend of $0.25 per common share, paid on January 12, 2008 to stockholders of record as of January 2, 2008.

Nobility repurchased in the open market 3,855 shares of its common stock for $85,952 during fiscal year 2008. Nobility did not repurchase any significant amount of shares in fiscal year 2007.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At November 1, 2008 and November 3, 2007, there were no amounts outstanding under this agreement.

Nobility’s operations may require significant capital expenditures during fiscal year 2009 compared to fiscal year 2008, as the Company considers purchasing some of our current retail sales centers locations that are currently leased and opening new retail sales centers in Florida. Nobility may also require additional funds for capital expenditures relating to its finance revenue sharing agreement and to underwrite its own construction and mortgage loans. Working capital requirements will be met with internal sources.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 1, 2008 or November 3, 2007.

        Investments in Retirement Community Limited Partnerships

The Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment was $2,360,000 and will provide the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. Nobility Parks I, LLC has sold $825,250 of its ownership at cost, which reduced the Company’s investment by the same amount to 31.9%.

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

        Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21‘s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,876,354 as of November 1, 2008 and $1,667,661 as of November 3, 2007. However, based on management’s evaluation, there was no impairment of this investment at November 1, 2008 or November 3, 2007.

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

        Finance Revenue Sharing Agreement

During fiscal year 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Homes, Inc., and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement, mortgage financing will be provided on manufactured homes sold through the Company’s retail centers to customers who qualify for such mortgage financing. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement. Upon disposition of the homes, the Company will receive a payment from the finance revenue sharing agreement reserve account, of no less than 25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes. No losses have been incurred in connection with the finance revenue sharing agreement.

        Rebate Program

The Company has a rebate program for all dealers which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. See Note 7 of “Notes to Consolidated Financial Statements”.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 1, 2008, we are not involved in any material unconsolidated VIE transactions (other than the Company’s investments in Majestic 21, the Finance Revenue Sharing Agreement and Retirement Community Limited Partnerships).

Contractual Obligations

The impact of our contractual obligations as of November 1, 2008 is expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years
Operating lease obligations	$252,100	$197,500	$ 54,600

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Nobility Homes, Inc.

We have audited the accompanying consolidated balance sheets of Nobility Homes, Inc. and Subsidiaries as of November 1, 2008 and November 3, 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and Subsidiaries as of November 1, 2008 and November 3, 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 8 to the consolidated financial statements, Nobility Homes, Inc. has changed its method of accounting for uncertainty in income taxes in 2008 due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

We were not engaged to examine management’s assessment of the effectiveness of Nobility Homes, Inc.‘s internal control over financial reporting as of November 1, 2008, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY &PULLEN, LLP
Orlando, Florida
January 30, 2009

Nobility Homes, Inc.

Consolidated Balance Sheets
November 1, 2008 and November 3, 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$8,649,724	$13,696,990
Short-term investments	168,210	544,271
Accounts receivable	654,529	846,868
Inventories	12,051,361	12,696,388
Prepaid income taxes	438,398	13,232
Prepaid expenses and other current assets	433,166	468,739
Deferred income taxes	298,408	404,776

Total current assets	22,693,796	28,671,264

Property, plant and equipment, net	4,342,401	3,867,279
Long-term investments	8,140,226	10,666,321
Other investments	7,222,276	1,917,661
Deferred income taxes	334,424	49,364
Other assets	2,397,939	2,280,010

Total assets	$45,131,062	$47,451,899

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$186,477	$642,484
Accrued compensation	201,155	544,970
Accrued expenses and other current liabilities	355,218	738,950
Income taxes payable	--	134,500
Customer deposits	717,951	1,466,037

Total current liabilities	1,460,801	3,526,941

Unrecognized tax benefits	275,000	--

Total liabilities	1,735,801	3,526,941

Commitments and contingent liabilities (Note 13)
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.10 par value, 10,000,000
shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,178,398	9,999,799
Retained earnings	41,968,423	42,389,839
Accumulated other comprehensive income	175	234,724
Less treasury stock at cost, 1,276,373 and
1,277,763 shares, respectively, in 2008 and 2007	(9,288,226)	(9,235,895)

Total stockholders’ equity	43,395,261	43,924,958

Total liabilities and stockholders’ equity	$45,131,062	$47,451,899

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Income and Comprehensive Income
For the years ended November 1, 2008 and November 3, 2007

	2008	2007
Net sales	$30,065,022	$40,622,897
Cost of goods sold	(21,845,686)	(28,838,274)

Gross profit	8,219,336	11,784,623
Selling, general and administrative expenses	(6,604,195)	(7,460,667)

Operating income	1,615,141	4,323,956

Other income:
Interest income	546,764	814,683
Undistributed earnings in joint venture - Majestic 21	283,693	282,680
Earnings from finance revenue sharing agreement	697,900	579,700
Undistributed losses from investments in
retirement community limited partnerships	(468,828)	--
Miscellaneous	59,777	145,498

Total other income	1,119,306	1,822,561

Income before provision for income taxes	2,734,447	6,146,517
Provision for income taxes	(912,291)	(2,064,857)

Net income	1,822,156	4,081,660
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(234,549)	64,905

Comprehensive income	$1,587,607	$4,146,565

Weighed average number of shares outstanding
Basic	4,088,121	4,084,691
Diluted	4,091,645	4,094,001
Earnings per share
Basic	$0.45	$1.00
Diluted	$0.45	$1.00
Cash dividends paid per common share	$0.50	$0.50

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended November 1, 2008 and November 3, 2007

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 4, 2006	4,082,143	$536,491	$9,885,647	$40,349,250	$169,819	$(9,258,071)	$41,683,136
Purchase of
treasury stock	(720)	--	--	--	--	(14,848)	(14,848)
Exercise of employee
stock options	5,721	--	11,658	--	--	37,024	48,682
Cash dividends paid	--	--	--	(2,041,071)	--	--	(2,041,071)
Stock-based
compensation	--	--	102,494	--	--	--	102,494
Unrealized investment
gains	--	--	--	--	64,905	--	64,905
Net income	--	--	--	4,081,660	--	--	4,081,660

Balance at November 3, 2007	4,087,144	536,491	9,999,799	42,389,839	234,724	(9,235,895)	43,924,958
Cumulative effect of
adoption of FIN 48	--	--	--	(200,000)	--	--	(200,000)
Purchase of
treasury stock	(3,855)	--	--	--	--	(85,952)	(85,952)
Exercise of employee
stock options	5,245	--	13,275	--	--	33,621	46,896
Cash dividends paid	--	--	--	(2,043,572)	--	--	(2,043,572)
Stock-based
compensation	--	--	165,324	--	--	--	165,324
Unrealized investment
losses	--	--	--	--	(234,549)	--	(234,549)
Net income	--	--	--	1,822,156	--	--	1,822,156

Balance at November 1, 2008	4,088,534	$536,491	$10,178,398	$41,968,423	$175	$(9,288,226)	$43,395,261

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows
For the years ended November 1, 2008 and November 3, 2007

	2008	2007
Cash flows from operating activities:
Net income	$1,822,156	$4,081,660
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	305,332	329,483
Amortization of bond premium/discount	101,095	128,291
Deferred income taxes	37,820	(265,079)
Undistributed earnings in joint venture - Majestic 21	(283,693)	(282,680)
Distributions from joint venture - Majestic 21	75,000	214,447
Undistributed earnings from finance revenue sharing agreement	(697,900)	(579,700)
Distributions from finance revenue sharing agreement	697,900	579,700
Undistributed losses from investments in retirement
community limited partnerships	468,828	--
Loss on disposal of property, plant and equipment	9,738	--
Increase in cash surrender value of life insurance	(117,929)	(106,678)
Stock-based compensation	165,324	102,494
Decrease (increase) in:
Accounts receivable	192,339	(467,498)
Inventories	645,027	(282,684)
Prepaid income taxes	(425,166)	1,035,435
Prepaid expenses and other current assets	35,573	135,888
(Decrease) increase in:
Accounts payable	(456,007)	(237,214)
Accrued compensation	(343,815)	(458,094)
Accrued expenses and other current liabilities	(383,732)	(66,666)
Income taxes payable	(134,500)	134,500
Customer deposits	(748,086)	(1,297,473)

Net cash provided by operating activities	965,304	2,698,132

Cash flows from investing activities:
Equity investment in limited partnerships	(6,390,000)	--
Purchase of property, plant and equipment	(790,192)	(284,779)
Proceeds from sale of equity investment in limited partnerships	825,250	--
Proceeds from maturity of long term investment	2,425,000	910,000

Net cash provided by (used in) investing activities	(3,929,942)	625,221

Cash flows from financing activities:
Payment of cash dividends	(2,043,572)	(2,041,071)
Proceeds from exercise of employee stock options	46,896	48,682
Purchase of treasury stock	(85,952)	(14,848)

Net cash used in financing activities	(2,082,628)	(2,007,237)

(Decrease) increase in cash and cash equivalents	(5,047,266)	1,316,116
Cash and cash equivalents at beginning of year	13,696,990	12,380,874

Cash and cash equivalents at end of year	$8,649,724	$13,696,990

Supplemental disclosure of cash flow information
Income taxes paid	$1,420,675	$1,160,000

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 1	Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”) Nobility Parks I, LLC, Nobility Parks II, LLC and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and mortgage broker, and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has two manufacturing plants located in and near Ocala, Florida. Prestige currently operates seventeen Florida retail sales centers: Ocala (3), Chiefland, Tallahassee, Tampa, Lake City, Auburndale, Inverness, Hudson, Tavares, Jacksonville, Yulee, Fort Walton, Pace, Panama City and Punta Gorda.

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended November 1, 2008 and November 3, 2007 consisted of fifty-two week periods.

Revenue Recognition – The Company recognizes revenue from its retail sales upon the occurrence of the following:

•	its receipt of a down payment,
•	construction of the home is complete,
•	home has been delivered and set up at the retail home buyer’s site, and title has been transferred to the retail home buyer,
•	remaining funds have been released by the finance company (financed sales transaction), remaining funds have been committed by the finance company by an agreement with respect to financing obtained by the customer, usually in the form of a written approval for permanent home financing received from a lending institution, (financed construction sales transaction) or cash has been received from the home buyer (cash sales transaction), and
•	completion of any other significant obligations.

The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 1, 2008 or November 3, 2007.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of November 1, 2008 and November 3, 2007, approximately $7,306,000 and $9,329,000, respectively, of the cash and cash equivalents were held in the form of municipal and other debt securities. All of the municipal and other debt securities are held by one trustee bank, are backed by letters of credit provided by the issuers and are due on demand at the original purchase price paid by the Company.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At November 1, 2008 and November 3, 2007, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

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

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21‘s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21‘s expected losses nor receive a majority of Majestic 21‘s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,876,354 as of November 1, 2008 and $1,667,661 as of November 3, 2007. However, based on management’s evaluation, there was no impairment of this investment at November 1, 2008 or November 3, 2007.

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

Finance Revenue Sharing Agreement – During fiscal year 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Homes, Inc., and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement, mortgage financing will be provided on manufactured homes sold through the Company’s retail centers to customers who qualify for such mortgage financing. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement. Upon disposition of the homes, the Company will receive a payment from the finance revenue sharing agreement reserve account, of no less than 25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes. No losses have been incurred in connection with the finance revenue sharing agreement.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Other Investments – The Company owns a 50% interest in a joint venture, Majestic 21, engaged in providing mortgage financing on manufactured homes. This investment is accounted for using the equity method of accounting see Note 3 of “Notes to Consolidated Financial Statements”. The Company also participates in a finance revenue sharing agreement with 21st Mortgage Corporation in providing mortgage financing on manufactured homes sold through the Company’s retail sales centers (see Note 3). In connection with the finance revenue sharing agreement, the Company has made a deposit of $250,000, which is included in other investments in the accompanying consolidated balance sheets.

The Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. This investment is accounted for using the equity method of accounting see Note 3 of “Notes to Consolidated Financial Statements”. The investment was $2,360,000 and will provide the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. Nobility Parks I, LLC has sold $825,250 of its ownership at cost, which reduced the Company’s investment by the same amount to 31.9%.

The Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. This investment is accounted for using the equity method of accounting see Note 3 of “Notes to Consolidated Financial Statements”. The investment was $4,030,000 and will provide the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes.

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

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2008 and 2007 are as follows:

	2008	2007
Beginning accrued warranty expense	$215,000	$215,000
Less: reduction for payments	(593,692)	(897,307)
Plus: additions to accrual	562,692	897,307

Ending accrued warranty expense	$184,000	$215,000

Accrued home setup costs – Accrued home setup costs represent amounts due to vendors and/or independent contractors for various items related to the actual setup of the homes on the retail home buyers’ site. These costs include appliances, air conditioners, electrical/plumbing hook-ups, furniture, insurance, impact/permit fees, land/home fees, extended service plan, freight, skirting, steps, well and septic tanks and other setup costs and are included in accrued expenses in the accompanying consolidated balance sheets see Note 7 of “Notes to Consolidated Financial Statements”.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments – The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair market value of the Company’s short and long-term investments are as follows:

	November 1, 2008	November 3, 2007
Carrying amount	$8,308,436	$11,210,592
Fair value	8,341,353	11,150,224

Stock-Based Compensation – At November 1, 2008, the Company had a stock incentive plan (the “Plan”) which authorizes the issuance of options to purchase common stock. Prior to November 6, 2005, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Compensation cost recognized for the years ended November 1, 2008 and November 3, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of November 5, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all share-based payments granted subsequent to November 6, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated to reflect the impact of adopting SFAS No. 123(R).

Rebate Program – The Company has a rebate program for all dealers which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. See Note 7 of “Notes to Consolidated Financial Statements”.

Advertising – Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $844,000 and $683,000 for fiscal year 2008 and 2007, respectively.

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

Earnings per Share – These financial statements include “basic” and “diluted” earnings per share information for all periods presented. Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive common shares. Diluted earnings per share calculations include dilutive common shares of 3,524 and 9,310 for fiscal year 2008 and 2007, respectively.

Shipping and Handling Costs – Net sales include the revenue related to shipping and handling charges billed to customers. The related costs associated with shipping and handling are included as a component of cost of goods sold.

Comprehensive Income – Comprehensive income includes net income as well as other comprehensive income. The Company’s other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of related taxes.

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

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Adoption of New Accounting Pronouncements – Effective November 4, 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Upon adoption of FIN 48, the Company accrued a liability of $275,000 to offset the uncertainty of $75,000 in certain deferred tax assets and $200,000 in other permanent items, for which the Company recorded a charge against beginning retained earnings of $200,000 (including $58,000 of interest and penalties) representing the cumulative effect of the change in accounting principle. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by taxing authorities before the October 31, 2004 tax year-end.

Recent Accounting Pronouncements – In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, FASB issued proposed FASB Staff Position (“FSP”) FAS 157-b, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company does not expect SFAS No. 157 to have a material effect on the Company’s consolidated financial position or results of operations, but anticipates additional disclosures when SFAS No. 157 becomes effective.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its consolidated financial statements.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 2	Investments

Investments in “held-to-maturity” and “available-for-sale” debt and equity securities were as follows:

	November 1, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at
amortized cost):
Municipal securities	$8,140,226	$50,274	$(17,357)	$8,173,143
Available-for-sale securities (carried at
fair value):
Equity securities in a public company	165,519	2,691	--	168,210

Total investments	$8,305,745	$52,965	$(17,357)	$8,341,353

	November 3, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at
amortized cost):
Municipal securities	$10,666,321	$9,727	$(70,095)	$10,605,953
Available-for-sale securities (carried at
fair value):
Equity securities in a public company	165,519	378,752	--	544,271

Total investments	$10,831,840	$388,479	$(70,095)	$11,150,224

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

Contractual maturities of “held-to-maturity” debt securities were as follows:

	November 1, 2008		November 3, 2007
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$2,204,059	$2,227,473	$2,448,418	$2,434,841
Due in 1 - 5 years	5,936,167	5,945,670	8,217,903	8,171,112

	$8,140,226	$8,173,143	$10,666,321	$10,605,953

There were no sales of “available-for-sale” securities during the fiscal years 2008 or 2007.

The unrealized losses on municipal securities were primarily due to changes in interest rates. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of November 1, 2008.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	November 1, 2008	November 3, 2007
Available-for-sale equity securities	$168,210	$544,271

Short-term investments	168,210	544,271
Held-to-maturity debt securities included in long-term investments	8,140,226	10,666,321

Total investments	$8,308,436	$11,210,592

NOTE 3	Related Party Transactions

Affiliated Entities

TLT, Inc. — The President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). The President owns between a 24.75% and a 49.5% direct and indirect interests in each of these limited partnerships. The Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interests in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. There were no sales to TLT Communities during fiscal year 2008 and 2007, respectively.

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

The following is summarized financial information of the Company’s joint venture:

	November 1, 2008	November 3, 2007
Total Assets	$9,112,378	$9,709,794
Total Liabilities	$5,359,672	$6,374,473
Total Equity	$3,752,706	$3,335,321
Net Income	$567,386	$690,152

Distributions received from the joint venture amounted to $75,000 and $214,447 in fiscal year 2008 and 2007, respectively.

Investment in Retirement Community Limited Partnerships — During fiscal year 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods). The investment was $2,360,000 and will provide the Company with a 49% interest in this entity. Nobility Parks I, LLC has sold $825,250 of its ownership, which reduced the Company’s investment by the same amount to 31.9%. Walden Woods has a December 31st year-end and the Company has included the activity of Walden Woods through September 30, 2008 in the accompanying consolidated financial statements.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The Company also during fiscal year 2008, formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek). The investment was $4,030,000 and will provide the Company with a 49% interest in this entity. Cypress Creek has a December 31st year-end and the Company has included the activity of Cypress Creek through September 30, 2008 in the accompanying consolidated financial statements.

These investments are accounted for under the equity method of accounting. While Walden Woods and Cypress Creek have been deemed to be variable interest entities, the Company only holds a 31.9% interest in Walden Woods and a 49% interest in Cypress Creek and all allocations of profit and loss are on a pro-rata basis. Since all allocations are to be made on a pro-rata basis and the Company’s maximum exposure is limited to its investment in Walden Woods and Cypress Creek, management has concluded that the Company would not absorb a majority of Walden Woods’ and Cypress Creek’s expected losses nor receive a majority of Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with FIN 46R.

The following is summarized financial information of Walden Woods and Cypress Creek as of September 30, 2008:

September 30, 2008
Total Assets	$22,250,102
Total Liabilities	$18,423,163
Total Equity	$3,826,939
Net Loss	$(968,889)

Finance Revenue Sharing Agreement – During fiscal year 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement, mortgage financing will be provided on manufactured homes sold through the Company’s retail sales centers to customers who qualify for such mortgage financing.

As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement. Upon disposition of the homes, the Company will receive a payment from the finance revenue sharing agreement reserve account, of no less than 25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes. No losses have been incurred in connection with the finance revenue sharing agreement.

NOTE 4	Inventories

Inventories are summarized as follows:

	November 1, 2008	November 3, 2007
Raw materials	$1,003,452	$863,179
Work-in-process	117,159	151,859
Finished homes	9,741,053	10,952,741
Pre-owned manufactured homes	909,844	461,371
Model home furniture	279,853	267,238

	$12,051,361	$12,696,388

The finished homes, pre-owned manufactured homes and model home furniture are maintained at the Prestige retail sales centers.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 5	Property, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	November 1, 2008	November 3, 2007
Land	--	$2,338,453	$1,599,135
Land improvements	10-20	932,921	957,920
Buildings and improvements	15-40	2,590,103	2,544,540
Machinery and equipment	3-10	1,223,490	1,296,080
Furniture and fixtures	3-10	497,271	485,015

		7,582,238	6,882,690
Less accumulated depreciation		(3,239,837)	(3,015,411)

		$4,342,401	$3,867,279

Depreciation expense totaled approximately $305,000 and $329,000 for fiscal year 2008 and 2007, respectively.

NOTE 6	Other Assets

Other assets are comprised of the following:

	November 1, 2008	November 3, 2007
Cash surrender value of life insurance	$2,099,231	$1,981,302
Other	298,708	298,708

	$2,397,939	$2,280,010

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 7	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	November 1, 2008	November 3, 2007
Accrued warranty expense	$184,000	$215,000
Other accrued expenses	118,536	199,248
Accrued volume rebate	52,682	--
Accrued home setup costs	--	208,702
Accrued sales taxes	--	116,000

	$355,218	$738,950

NOTE 8	Income Taxes

The provision for income taxes for the years ended consists of the following:

	November 1, 2008	November 3, 2007
Current tax expense:
Federal	$725,160	$2,011,955
State	149,311	317,981

	874,471	2,329,936
Deferred tax (benefit) expense	37,820	(265,079)

Provision for income taxes	$912,291	$2,064,857

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	November 1, 2008	November 3, 2007
Provision - federal statutory tax rate	$929,711	$2,089,816
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	99,260	201,821
Permanent differences:
Tax exempt interest	(159,563)	(226,690)
Tax settlement (Note 13)	--	134,500
Other	42,883	(134,590)

Provision for income taxes	$912,291	$2,064,857

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	November 1, 2008	November 3, 2007
Gross deferred tax assets:
Allowance for doubtful accounts	$87,261	$87,300
Inventories	178,685	86,700
Investments	339,078	107,500
Other assets	--	149,852
Accrued expenses	69,239	80,900
Stock-based compensation	92,378	52,640

Total deferred tax assets	766,641	564,892
Gross deferred tax liabilities:
Depreciation	(34,871)	(60,742)
Amortization	(62,162)	(50,010)
Prepaid expense	(36,776)	--

Net deferred tax assets	$632,832	$454,140

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	November 1, 2008	November 3, 2007
Current assets:
Deferred tax assets	$298,408	$404,776
Non-current assets:
Deferred tax assets	334,424	49,364

Total deferred tax assets	$632,832	$454,140

The Company believes that it is more likely than not that the net deferred tax assets of $632,832 at November 1, 2008 will be realized on future tax returns, primarily from the generation of future taxable income.

On November 4, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company has recorded a liability for $275,000 as of November 1, 2008 of unrecognized tax benefits, which were accounted for as a reduction of $200,000 to retained earnings and an increase of $75,000 to deferred taxes as of the adoption date. As of November 1, 2008, the Company had approximately $275,000 of unrecognized tax benefits including accrued interest and penalties was $58,000. If the unrecognized tax benefits were to be recognized in a future period, $200,000 would reduce the statement of operations tax provision, thereby impacting the effective tax rate. The impact of recognition of the income tax provision reflects the amounts for unrecognized tax benefits net of the deferred tax benefit on accrued interest and state income tax items, and reversal of accrued interest and penalties. Interest and penalties related to underpayment of income taxes are classified as a component of income taxes in the accompanying consolidated statements of income.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the total amount of unrecognized tax benefits including interest and penalties is as follows:

Unrecognized tax benefits: November 3, 2007	$275,000
Gross increases: tax positions taken in prior periods	--
Gross decreases: tax positions taken in prior periods	--
Gross increases: current period tax positions	--

Unrecognized tax benefits: November 1, 2008	$275,000

The Company is subject to U.S. federal and state income taxes. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by taxing authorities before the October 31, 2004 tax year-end. The Company is not currently under examination by any taxing authority. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

NOTE 9	Financing Agreements

Revolving Credit Agreement – The Company maintains a revolving credit agreement (the “Agreement”) with a bank which provides for borrowings of up to $4,000,000. The Agreement provides for interest at the bank prime rate less 0.5% (3.5% at November 1, 2008) on the outstanding balance. The Agreement is uncollateralized, due on demand and includes certain restrictive covenants relating to tangible net worth and acquiring new debt. There are no commitment fees or compensating balance arrangements associated with the Agreement. At November 1, 2008 and November 3, 2007, there were no borrowings outstanding under the Agreement.

NOTE 10	Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 3,855 and 720 shares of its common stock during fiscal year 2008 and 2007, respectively. These shares were acquired for general corporate purposes. The Company reissued 5,245 and 5,721 shares of treasury stock during fiscal year 2008 and 2007, respectively, for employee stock option exercises.

NOTE 11	Stock Option Plan

During fiscal year 1996, the Company’s Board of Directors adopted a stock incentive plan (the “Plan”), which authorizes the issuance of options to purchase common stock. The Plan provides for the issuance of options to purchase up to 495,000 shares of common stock to employees and directors. Options granted are exercisable after one or more years and expire no later than six to ten years from the date of grant or upon termination of employment, retirement or death. Options available for future grant were 347,366 and 361,971 at November 1, 2008 and November 3, 2007. Options were held by 14 persons at November 1, 2008.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2008 and 2007, the Company recognized approximately $165,300 and $102,500 in compensation cost related to stock options.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Information with respect to options granted at November 1, 2008 is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at 11/4/2006	103,972	$8.30 - 26.56	$21.53
Granted	44,500	26.38	26.38
Exercised	(5,721)	8.30 - 11.42	8.54
Canceled	(9,722)	8.83 - 26.56	19.23

Outstanding at 11/3/2007	133,029	8.20 - 26.56	23.88

Granted	26,900	18.50	18.50
Exercised	(5,245)	8.83 - 11.42	9.05
Canceled	(7,050)	8.30 - 26.56	21.39

Outstanding at 11/1/2008	147,634	$8.83 - 26.56	$23.55	$937

The weighted-average grant-date fair value of options granted during fiscal years 2008 and 2007 was $4.01 and $6.59, respectively. The total intrinsic value of options exercised during the years ended November 1, 2008 and November 3, 2007 was approximately $42,911 and $82,400, respectively.

The following table summarizes information about the Plan’s stock options at November 1, 2008:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.83	545	1	$8.83	545	$8.83
11.42	10,229	2	11.42	7,160	11.42
23.76	23,260	3	23.76	10,467	23.76
26.56	44,350	4	26.56	11,088	26.56
26.38	43,500	5	26.38	4,350	26.38
18.50	25,750	6	18.50	--	18.50

	147,634	4	$23.55	33,610	$22.15	$937

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

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The weighted-average assumptions used in the Black-Scholes model were as follows:

	Stock Option Granted
	2008	2007
Risk-free interest rate	4.0%	4.7%
Expected volatility of stock	25%	24%
Dividend yield	2.7%	1.9%
Expected option life	5 years	5 years

As of November 1, 2008, there is approximately $547,800 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.58 years.

NOTE 12	Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a matching contribution of 20% of an employee’s contribution up to a maximum of 6% of an employee’s compensation. The Company’s contribution charged to operations was approximately $40,000 and $45,000 in fiscal year 2008 and 2007, respectively.

NOTE 13	Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through November 2009. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to approximately $448,400 and $585,000 in fiscal year 2008 and 2007, respectively.

Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of November 1, 2008 are as follows:

Fiscal Year Ending
2009	197,500
2010	32,300
2011	22,300

Repurchase Agreements – The Company is contingently liable under terms of repurchase agreements with financial institutions providing covering dealer floor plan financing arrangements for independent dealers of its manufactured homes. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and amounted to approximately $1,085,400 and $539,000 at November 1, 2008 and November 3, 2007, respectively. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreements in fiscal year 2008 and 2007, respectively.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Income Tax Matters – The Company had been subject to an Internal Revenue Service (“IRS”) examination for the years ended November 6, 2004 and November 1, 2003. During fiscal 2007, the Company settled with the IRS for approximately $134,500 which is included in income taxes payable at November 3, 2007. The amount was paid by the Company to the IRS during fiscal year 2008.

Other Contingent Liabilities – Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company does not maintain casualty insurance on some of its property, including the inventory at our retail centers, our plant machinery and plant equipment and is at risk for those types of losses.

NOTE 14	Subsequent Event

Subsequent to November 1, 2008, the Company’s Board of Directors declared an annual cash dividend of $0.25 per common share, paid on January 12, 2009 to stockholders of record as of January 2, 2009.

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

There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9A(T).	Controls and Procedures

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

Management’s annual report on internal control over financial reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting in order to provide reasonable assurance of the reliability of the Company’s financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting involves policies and procedure that (i) require maintenance of records that in reasonable detail accurately reflect the Company’s financial transactions and disposition of assets; (ii) provide reasonable assurance that these transactions are recorded as required to support preparation of financial statements in accordance with generally accepted accounting principles; and (iii) provide reasonable assurance for the prevention or timely detection of unauthorized use of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 1, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that internal control over financial reporting was effective as of November 1, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning Nobility’s directors is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2009.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (69)	Chairman of the Board and President of Nobility for more than five years; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (45)	Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Jean Etheredge (63)	Secretary.

Lynn J. Cramer, Jr. (63)	Treasurer.

Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility’s President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning the Section 16(a) Beneficial Ownership Reporting Compliance of Nobility’s officers, directors and 10% shareholders is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2009.

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

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2009.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2009.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 2, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Consolidated Financial Statements and Schedules:

Report of McGladrey & Pullen, LLP

Consolidated Balance Sheets at November 1, 2008 and November 3, 2007

Consolidated Statements of Income and Comprehensive Income for the Years Ended November 1, 2008 and November 3, 2007

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 1, 2008 and November 3, 2007

Consolidated Statements of Cash Flows for the Years Ended November 1, 2008 and November 3, 2007

Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K:

None

(c)	Exhibits:

3.	(a)	Nobility’s Articles of Incorporation, as amended (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	Bylaws, as amended March 28, 1994, (filed as an exhibit to Nobility's Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

10.	(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	Stock Incentive Plan (filed as an exhibit to Nobility’s registration statement on Form S-8, registration no. 333-44769 and incorporated herein by reference). (i) Amendment to Stock Incentive Plan

(c)	Revolving Credit Agreement dated April 18, 2001 with SunTrust Bank, a Georgia state-chartered bank (filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

(d)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

14.	Nobility’s Code of Ethics (filed as an exhibit to Nobility’s form 10-K for the fiscal year ended November 4, 2006 and incorporated herein by reference).

21.	Subsidiaries of Nobility.

23.1	Consent of McGladrey & Pullen, LLP

31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

* Management Remuneration Plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: January 30, 2009	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer
DATE: January 30, 2009	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Executive Officer
DATE: January 30, 2009	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 30, 2009	By: /s/ Terry E. Trexler
Terry E. Trexler, Director
DATE: January 30, 2009	By: /s/ Richard C. Barberie
Richard C. Barberie, Director
DATE: January 30, 2009	By: /s/ Robert Holliday
Robert Holiday, Director
DATE: January 30, 2009	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director
DATE: January 30, 2009	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director

Exhibit Index

3.	(a)	Nobility’s Articles of Incorporation, as amended (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	Bylaws, as amended March 28, 1994, (filed as an exhibit to Nobility's Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

10.	(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	Stock Incentive Plan (filed as an exhibit to Nobility’s registration statement on Form S-8, registration no. 333-44769 and incorporated herein by reference). (i) Amendment to Stock Incentive Plan

(c)	Revolving Credit Agreement dated April 18, 2001 with SunTrust Bank, a Georgia state-chartered bank (filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

(d)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

14.	Nobility’s Code of Ethics (filed as an exhibit to Nobility’s form 10-K for the fiscal year ended November 4, 2006 and incorporated herein by reference).

21.	Subsidiaries of Nobility.

23.1	Consent of McGladrey & Pullen, LLP

31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

* Management Remuneration Plan.