Form 10-Q
period 2009-01-31
NOBILITY HOMES INC
filed 2009-03-19
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding March 17, 2009
Common Stock	4,068,469

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

(Unaudited)

	January 31, 2009	November 1, 2008
Assets
Current Assets:
Cash and cash equivalents	$4,042,252	$8,649,724
Short-term investments	144,380	168,210
Accounts receivable	476,746	654,529
Inventories	14,801,313	12,051,361
Prepaid income taxes	40,694	438,398
Prepaid expenses and other current assets	811,363	433,166
Income tax receivable	607,685	—
Deferred income taxes	257,032	298,408

Total current assets	21,181,465	22,693,796

Property, plant and equipment, net	4,320,113	4,342,401
Long-term investments	8,120,028	8,140,226
Other investments	7,117,165	7,222,276
Deferred income taxes	351,577	334,424
Other assets	2,412,819	2,397,939

Total assets	$43,503,167	$45,131,062

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$163,619	$186,477
Accrued compensation	112,147	201,155
Accrued expenses and other current liabilities	278,763	355,218
Customer deposits	542,090	717,951

Total current liabilities	1,096,619	1,460,801

Unrecognized tax benefits	275,000	275,000

Total liabilities	1,371,619	1,735,801

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,219,729	10,178,398
Retained earnings	40,826,606	41,968,423
Accumulated other comprehensive income (loss)	(14,688)	175
Less treasury stock at cost, 1,293,506 and 1,276,373 shares, respectively, in 2009 and 2008	(9,436,590)	(9,288,226)

Total stockholders’ equity	42,131,548	43,395,261

Total liabilities and stockholders’ equity	$43,503,167	$45,131,062

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	January 31, 2009	February 2, 2008
Net sales	$3,561,482	$8,168,552

Cost of goods sold	(2,739,305)	(5,952,355)

Gross profit	822,177	2,216,197

Selling, general and administrative expenses	(1,342,000)	(1,691,422)

Operating income (loss)	(519,823)	524,775

Other income (expense):
Interest income	123,795	172,261
Undistributed earnings in joint venture—Majestic 21	45,300	84,120
Earnings from finance revenue sharing agreement	157,700	150,200
Undistributed losses from investments in retirement community limited partnerships	(66,911)	—
Miscellaneous	—	(3,747)

Total other income	259,884	402,834

Income (loss) before income tax benefit (expense)	(259,939)	927,609

Income tax benefit (expense)	136,791	(306,624)

Net income (loss)	(123,148)	620,985

Other comprehensive loss, net of tax:
Unrealized investment loss	(14,863)	(41,195)

Comprehensive income (loss)	$(138,011)	$579,790

Weighted average number of shares outstanding:
Basic	4,078,820	4,086,897
Diluted	4,078,820	4,092,431

Earnings (loss) per share:
Basic	$(0.03)	$0.15
Diluted	$(0.03)	$0.15

Cash dividends paid per common share	$0.25	$0.50

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	January 31, 2009	February 2, 2008
Cash flows from operating activities:
Net income (loss)	$(123,148)	$620,985
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	83,288	81,531
Amortization of bond premium/discount	20,198	26,189
Deferred income taxes	33,190	62,860
Undistributed earnings in joint venture—Majestic 21	(45,300)	(84,120)
Distributions from joint venture—Majestic 21	83,500	75,000
Undistributed earnings from finance revenue sharing agreement	(157,700)	(150,200)
Distributions from finance revenue sharing agreement	157,700	150,200
Undistributed losses from investments in retirement community limited partnerships	66,911	—
Increase in cash surrender value of life insurance	(14,880)	(26,670)
Stock options issued to employees	41,331	41,331
Decrease (increase) in:
Accounts receivable	177,783	(665,248)
Inventories	(2,749,952)	96,376
Prepaid incomes taxes	397,704	13,232
Prepaid expenses and other current assets	(378,197)	(699,676)
Income tax receivable	(607,685)	—
(Decrease) increase in:
Accounts payable	(22,858)	(13,892)
Accrued compensation	(89,008)	(261,994)
Accrued expenses and other current liabilities	(76,455)	(405,464)
Income taxes payable	—	(103,968)
Customer deposits	(175,861)	(215,239)

Net cash used in operating activities	(3,379,439)	(1,458,767)

Cash flows from investing activities:
Equity investment in limited partnerships	—	(6,390,000)
Purchase of property, plant and equipment	(61,000)	(765,399)

Net cash used in investing activities	(61,000)	(7,155,399)

Cash flows from financing activities:
Payment of cash dividends	(1,018,669)	(2,043,572)
Purchase of treasury stock	(148,364)	(35,775)
Proceeds from exercise of employee stock options	—	23,938

Net cash used in financing activities	(1,167,033)	(2,055,409)

Decrease in cash and cash equivalents	(4,607,472)	(10,669,575)

Cash and cash equivalents at beginning of year	8,649,724	13,696,990

Cash and cash equivalents at end of quarter	$4,042,252	$3,027,415

Supplemental disclosure of cash flow information

Income taxes paid	$40,000	$334,500

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended January 31, 2009 and February 2, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended January 31, 2009 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s November 1, 2008 Annual Report on Form 10-K.

2. Inventories

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at January 31, 2009 and November 1, 2008 are summarized as follows:

	January 31, 2009	November 1, 2008
Raw materials	$916,077	$1,003,452
Work-in-process	126,493	117,159
Finished homes	9,582,163	9,741,053
Pre-owned manufactured homes (see note 8)	3,904,396	909,844
Model home furniture and other	272,184	279,853

	$14,801,313	$12,051,361

3. Fair Value Measurements

The Company adopted the provisions of SFAS No.157, “Fair Value Measurements” (SFAS No.157) on November 2, 2008. SFAS No.157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The adoption of SFAS No.157 did not have a material effect on the Company’s consolidated financial position, cash flows, or results of operations.

In 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 157-2 (FSP 157-2), which provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities measured at fair value that are recorded or disclosed on a non-recurring basis. The Company has elected to apply the FSP 157-2 deferral to the applicable non financial assets and liabilities until November 1, 2009.

SFAS No.157 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. SFAS No.157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The SFAS No.157 fair value hierarchy is defined as follows:

•	Level 1—Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2—Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

•

Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following table represents the fair values of the Company’s financial assets and liabilities at January 31, 2009:

	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments	$144,380	$—	$—

As discussed in the annual report on Form 10-K, the Company is not required to account for their long-term investments at fair value as they are classified as held-to-maturity and therefore are not included in the table above.

4. Investment In Manufactured Home Communities

During fiscal year 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. This investment is accounted for using the equity method of accounting. The original investment was $2,360,000 and will provide the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. During fiscal year 2008, Nobility Parks I, LLC sold $825,250 of its ownership at cost, which reduced the Company’s investment by the same amount to 31.9%. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes.

During fiscal year 2008, the Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. This investment is accounted for using the equity method of accounting. The investment was $4,030,000 and will provide the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes.

The following is summarized financial information of Walden Woods as of December 31, 2008:

December 31, 2008
Total Sales	$407,488
Gross Profit	$306,410
Net Loss	$(179,683)

5. Product Warranties

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. For estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends, the activity in the liability for product warranty are as follows:

	Three Months Ended
	January 31, 2009	February 2, 2008
Beginning accrued warranty expense	$184,000	$215,000
Less: reduction for payments	(86,424)	(186,442)
Plus: additions to accrual	86,424	186,442

Ending accrued warranty expense	$184,000	$215,000

6. Stock Option Plan

On December 31, 2008, the Company issued 12,000 options to employees with a grant date fair value of $1.60 and life of six years.

7. Earnings Per Share

	Three Months Ended
	January 31, 2009	February 2, 2008
Net income (loss)	$(123,148)	$620,985

Weighted average shares outstanding:
Basic	4,078,820	4,086,897
Add: common stock equivalents	—	5,534

Diluted	4,078,820	4,092,431

Earnings (loss) per share:
Basic	$(0.03)	$0.15

Diluted	$(0.03)	$0.15

Options to purchase 60,464 shares of common stock at an average exercise price of approximately $22.71 per share were not included in the computation of diluted earnings per share for the three months ended January 31, 2009, because the effect of their exercise would have been anti-dilutive.

8. Commitments and Contingent Liabilities

The Company is contingently liable under terms of repurchase agreements with financial institutions providing dealer floor plan financing arrangements for independent dealers of its manufactured homes. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and amounted to approximately $1,299,800 and $1,085,400 at January 31, 2009 and November 1, 2008, respectively. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreements in the three months ended January 31, 2009 or the comparable period of 2008.

During fiscal year 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement, mortgage financing will be provided on manufactured homes sold through the Company’s retail sales centers to customers who qualify for such mortgage financing. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase the loan balance (including accrued interest and legal fees) from any defaulted loans which were financed under the finance revenue sharing agreement. During the three months ended January 31, 2009, the Company was required to repurchased loans totaling $3,775,931 under the finance revenue sharing agreement. These loans were collateralized by homes and land; therefore, upon default of the loan, the Company had received the collateral which has been included in pre-owned manufactured homes in inventories (see note 2). Upon disposition of the homes, the Company will receive a payment from the finance revenue sharing agreement reserve account, of no less than 25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes. No losses have been incurred in connection with the finance revenue sharing agreement.

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

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for three months ended January 31, 2009 and February 2, 2008.

	2009	2008
Homes sold through Company owned sales centers	37	84
Homes sold to independent dealers	8	27
Total new factory built homes produced	34	96
Less: intercompany	26	69
Average new manufactured home price—retail	$77,669	$76,546
Average new manufactured home price—wholesale	$40,287	$37,049

As a percent of net sales:
Gross profit from the Company owned retail sales centers	20%	22%
Gross profit from the manufacturing facilities—including intercompany sales	8%	16%

For the three month period ended January 31, 2009 and February 2, 2008, results are as follows. Total net sales in the first quarter of 2009 were $3,561,482 compared to $8,168,552 in the first quarter of 2008.

Sales and operations for the first quarter of 2009 were adversely impacted by our country’s severe economic uncertainty and the reduced manufactured housing shipments in Florida, plus the overall decline in Florida and the nation’s housing market. Industry shipments in Florida for the period of November 2008 through January 2009 were down approximately 52% from the same period last year according to the Florida Manufactured Housing Association. Fiscal year 2009 is Nobility’s 42nd year of operating in our market area and may prove to be our most challenging. Lack of retail and wholesale financing, increasing unemployment and home foreclosures, slow sales of existing site-built homes, very low consumer confidence and a poor economic outlook for the U.S. economy are just a few of the challenges facing our country, our industry, and Nobility.

Management understands that during these very challenging economic times, maintaining the Company’s strong financial condition is vital for future growth and success. Because of deteriorating business conditions and the lack of any clarity that today’s economic challenges will improve significantly, the Company has closed one under-performing retail model center in the panhandle of Florida and will temporarily close our Belleview, Florida, manufacturing plant. The Company will consolidate the Belleview product line into the Ocala manufacturing plant and continue to offer a full price range of homes to our customers. Management will continue to evaluate Prestige’s other sixteen retail model centers in Florida, along with all expenses within the Company and react in a manner consistent with maintaining our strong balance sheet.

Although the overall housing picture, financial market and economy have declined significantly this past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor good future growth in the Florida market area we serve. Job formation, immigration growth and migration trends, plus consumers returning to more affordable housing should favor

Florida. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country and, because of the strong operating leverage inherent in the Company, we plan to continue out-performing the industry. For the remainder of fiscal 2009, the country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the demand of Nobility’s affordable homes to improve.

Insurance revenues in the first quarter 2009 were $62,347 compared to $81,851 in the first quarter 2008. The decline resulted from fewer new policies generated, because the decrease in the number of homes sold through the Prestige sales centers. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers and therefore, we have no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at January 31, 2009 and February 2, 2008.

The construction lending operation provides financing to buyers who are purchasing a home through the Company’s retail sales centers. The loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The prepaid finance charge in first quarter of 2009 was $12,245 compared to $37,145 in the first quarter 2008. The construction interest in the first quarter of 2009 was $3,181 compared to $20,136 in the first quarter of 2008. The decline resulted from the decrease in the number of homes sold through the Prestige sales centers.

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

Gross profit as a percentage of net sales was 23% in the first quarter of 2009 compared to 27% in the first quarter of 2008. The fixed overhead costs associated with the lower sales volume at the manufacturing facilities and retail sales centers reduced gross profit margins.

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

Selling, general and administrative expenses as a percent of net sales was approximately 38% in the first quarter of 2009 compared to 21% in the first quarter of 2008. The increase in selling, general and administrative expenses as a percent of net sales resulted from the fixed expenses directly related to the decreased sales at the Company’s manufacturing facilities and retail sales centers in the first quarter of 2009 as compared to the first quarter of 2008.

The Company earned $45,300 from Majestic 21 in the first quarter of 2009 compared to $84,120 in the first quarter of 2008. The earnings from Majestic 21 represent the allocation of the Company’s share of net income and distribution on a 50/50 basis. The Majestic 21 portfolio of loans is not being increased and the portfolio continues to runoff.

The Company reported earnings from the finance revenue sharing agreement with 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. in the amount of $157,700 in the first quarter of 2009 as compared to $150,200 in the first quarter of 2008. The increase is primarily due to increase in the number of loans added to the finance revenue sharing agreement.

The Company earned interest on cash equivalents and investments in the amount of $123,795 in the first quarter of 2009 compared to $172,261 in the first quarter of 2008. The decreased interest income was primarily due to a decrease in the amount of cash and cash equivalents and in the variable rate portion of our cash and cash equivalents balances.

During fiscal year 2008, the Company invested $6,390,000 to become a limited partner in two new Florida retirement manufactured home communities. The Company reported losses from investments in these retirement community limited partnerships in the amount $66,911 for the first quarter of 2009. Although these investments will report non-cash losses in the initial fill-up stage, management believes that the new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

As a result of the factors discussed above, losses for the first quarter of 2009 were ($123,148) or ($0.03) per share compared to earnings of $620,985 or $0.15 per diluted share for the first quarter of 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $4,042,252 at January 31, 2009 compared to $8,649,724 at November 1, 2008. The decrease in cash and cash equivalents was primarily due to (i) repurchase of $3,775,931 in defaulted loans which were collateralized by homes that were financed under the finance revenue sharing agreement, and (ii) the payment of cash dividends of $1,018,669. Short and long-term investments were $8,264,408 at January 31, 2009 compared to $8,308,436 at November 1, 2008. Working capital was $20,084,846 at January 31, 2009 as compared to $21,232,995 at November 1, 2008. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Customer deposits continued to decrease to a below normal historic level due to the deteriorating housing and financial markets resulting in a decrease in the number of sold retail homes.

Nobility paid an annual cash dividend of $0.25 per common share for fiscal year 2008 on January 12, 2009 in the amount of $1,018,669. On January 11, 2008, the Company paid an annual cash dividend of $0.50 per common share for fiscal year 2007 in the amount of $2,043,572.

Nobility repurchased in the open market 17,133 shares of its common stock for $148,364 during first quarter of 2009.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At January 31, 2009 and November 1, 2008, there were no amounts outstanding under this agreement.

Nobility’s operations may require significant capital expenditures during fiscal year 2009 compared to fiscal year 2008, as the Company considers purchasing some of our current retail sales centers locations that are currently leased and opening new retail sales centers in Florida. Nobility may also require additional funds for capital expenditures relating to its finance revenue sharing agreement for any additional defaulted loans that the Company is required to repurchase and to underwrite its own construction and mortgage loans. Working capital requirements will be met with internal sources.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at January 31, 2009 or November 1, 2008.

Investment In Manufactured Home Communities

See disclosure of Investment in Manufactured Home Communities in note 4 of the consolidated financial statements included in Item 1.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,838,154 as of January 31, 2009 and $1,876,354 as of November 1, 2008. However, based on management’s evaluation, there was no impairment of this investment at January 31, 2009 or November 1, 2008.

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

Rebate Program

The Company has a rebate program for all dealers which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2009, we are not involved in any material unconsolidated VIE transactions (other than the Company’s investments in Majestic 21, the Finance Revenue Sharing Agreement and Retirement Community Limited Partnerships).

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the fiscal period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed in this report was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1, Item 3 and Item 5.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects stock repurchases made by the Company during the quarter ended January 31, 2009:

Issuer Repurchases of Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate $ Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 2, 2008 – November 29, 2008	5,267	$8.80	5,267	200,000
November 30, 2008 – December 27, 2008	7,100	$9.12	7,100	200,000
December 28, 2009 – January 31, 2009	4,766	$8.26	4,766	200,000

(1)	Since June 2007, the Company’s board of directors has authorized a share repurchase program that permits the Company to repurchase 200,000 shares of its common stock, subject to compliance with applicable legal restrictions and so long as the repurchases would not have the effect of causing the Company’s common stock to be delisted from trading. Until revoked, the share repurchase limit is automatically reset at 200,000 shares after any repurchases are made under the share repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders

a.	The annual Meeting of the Shareholders was held on February 27, 2009. The only matter to come before the meeting was the election of directors.

b.	The vote to elect a board of five directors was as follows:

	For	Against	Abstain	Not Voted
Terry E. Trexler	3,798,778	0	18,786	254,778
Richard C. Barberie	3,791,783	0	25,781	254,778
Robert P. Holliday	3,792,783	0	24,781	254,778
Robert P. Saltsman	3,799,478	0	18,086	254,778
Thomas W. Trexler	3,792,578	0	24,986	254,778

Item 6.	Exhibits

31.	(a	)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

	(b	)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.	(a	)	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350

	(b	)	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: March 19, 2009	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman, President and Chief Executive Officer

DATE: March 19, 2009	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President, and Chief Financial Officer

DATE: March 19, 2009	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer and Principal Accounting Officer