Form 10-Q
period 2009-05-02
NOBILITY HOMES INC
filed 2009-06-22
CIK 72205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ; No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ; No .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	June 22, 2009
Common Stock	4,056,144

NOBILITY HOMES, INC.
INDEX

		Page Number
PART I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of May 2, 2009 and November 1, 2008	3
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and six months ended May 2, 2009 and May 3, 2008	4
	Consolidated Statements of Cash Flows for the six months ended May 2, 2009 and May
	3, 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial
	Condition	11
Item 4T.	Controls and Procedures	17
PART II.	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6.	Exhibits	18
Signatures		19

NOBILITY HOMES, INC.
Consolidated Balance Sheets
(Unaudited)

	May 2, 2009	November 1, 2008
Assets
Current assets:
Cash and cash equivalents	$3,387,184	$8,649,724
Short-term investments	158,005	168,210
Accounts receivable	440,648	654,529
Inventories	15,047,854	12,051,361
Prepaid income taxes	--	438,398
Income tax receivable	901,731	--
Prepaid expenses and other current assets	465,782	433,166
Deferred income taxes	259,804	298,408

Total current assets	20,661,008	22,693,796

Property, plant and equipment, net	4,223,920	4,342,401
Long-term investments	7,794,829	8,140,226
Other investments	7,002,472	7,222,276
Deferred income taxes	436,389	334,424
Other assets	2,368,033	2,397,939

Total assets	$42,486,651	$45,131,062

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,530	$186,477
Accrued compensation	73,659	201,155
Accrued expenses and other current liabilities	282,581	355,218
Customer deposits	260,325	717,951

Total current liabilities	658,095	1,460,801

Unrecognized tax benefits	275,000	275,000

Total liabilities	933,095	1,735,801

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.10 par value, 10,000,000
shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,254,782	10,178,398
Retained earnings	40,320,166	41,968,423
Accumulated other comprehensive income (loss)	(6,190)	175
Less treasury stock at cost, 1,308,763 and
1,276,373 shares, respectively, in 2009 and 2008	(9,551,693)	(9,288,226)

Total stockholders’ equity	41,553,556	43,395,261

Total liabilities and stockholders’ equity	$42,486,651	$45,131,062

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Net sales	$2,388,817	$8,700,899	$5,950,299	$16,869,451
Cost of goods sold	(1,985,735)	(6,241,140)	(4,725,040)	(12,193,495)

Gross profit	403,082	2,459,759	1,225,259	4,675,956
Selling, general and administrative expenses	(1,287,324)	(1,711,296)	(2,629,324)	(3,402,718)

Operating income (loss)	(884,242)	748,463	(1,404,065)	1,273,238

Other income (expense):
Interest income	91,043	98,669	214,838	270,930
Undistributed earnings in joint venture - Majestic 21	46,433	84,575	91,733	168,695
Earnings from finance revenue sharing agreement	--	194,900	157,700	345,100
Undistributed losses from investments in retirement
community limited partnership	(121,126)	(178,842)	(188,037)	(178,842)
Miscellaneous	13,685	7,989	13,685	4,242

Total other income	30,035	207,291	289,919	610,125

Income (loss) before income tax benefit (expense)	(854,207)	955,754	(1,114,146)	1,883,363
Income tax benefit (expense)	347,767	(368,016)	484,558	(674,640)

Net income (loss)	(506,440)	587,738	(629,588)	1,208,723
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	8,498	(26,648)	(6,365)	(67,843)

Comprehensive income (loss)	$(497,942)	$561,090	$(635,953)	$1,140,880

Weighed average number of shares outstanding:
Basic	4,065,708	4,087,789	4,072,228	4,087,343
Diluted	4,065,708	4,092,759	4,072,228	4,092,605
Earnings (loss) per share:
Basic	$(0.12)	$0.14	$(0.15)	$0.30
Diluted	$(0.12)	$0.14	$(0.15)	$0.30
Cash dividends paid per common share	$--	$--	$0.25	$0.50

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	May 2, 2009	May 3, 2008
Cash flows from operating activities:
Net income (loss)	$(629,588)	$1,208,723
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation	183,696	163,061
Amortization of bond premium/discount	40,397	50,917
Deferred income taxes	(59,521)	95,026
Undistributed earnings in joint venture - Majestic 21	(91,733)	(168,695)
Distributions from joint venture - Majestic 21	83,500	75,000
Undistributed earnings from finance revenue sharing agreement	(157,700)	(345,100)
Distributions from finance revenue sharing agreement	157,700	345,100
Undistributed losses from investments in retirement community
limited partnerships	188,037	178,842
Increase in cash surrender value of life insurance	(29,759)	(53,340)
Stock based compensation	76,384	82,662
Other	59,665	--
Decrease (increase) in:
Accounts receivable	213,881	(348,699)
Inventories	(2,996,493)	323,022
Prepaid income taxes	438,398	13,232
Income tax receivable	(901,731)	--
Prepaid expenses and other current assets	(32,616)	(326,476)
(Decrease) increase in:
Accounts payable	(144,947)	(49,073)
Accrued compensation	(127,496)	(244,194)
Accrued expenses and other current liabilities	(72,637)	(377,405)
Income taxes payable	--	235,683
Customer deposits	(457,626)	(421,297)

Net cash (used in) provided by operating activities	(4,260,189)	436,989

Cash flows from investing activities:
Equity investment in limited partnerships	--	(6,390,000)
Purchase of property, plant and equipment	(65,215)	(777,815)
Proceeds from sale of equity investment in limited partnerships	40,000	725,250
Proceeds from maturity of long-term investment	305,000	610,000

Net cash provided by (used in) investing activities	279,785	(5,832,565)

Cash flows from financing activities:
Payment of cash dividends	(1,018,669)	(2,043,572)
Purchase of treasury stock	(263,467)	(35,775)
Proceeds from exercise of employee stock options	--	23,938

Net cash used in financing activities	(1,282,136)	(2,055,409)

Decrease in cash and cash equivalents	(5,262,540)	(7,450,985)
Cash and cash equivalents at beginning of year	8,649,724	13,696,990

Cash and cash equivalents at end of quarter	$3,387,184	$6,246,005

Supplemental disclosure of cash flow information
Income taxes paid	$40,000	$334,500

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended May 2, 2009 and May 3, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 2, 2009 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s November 1, 2008 Annual Report on Form 10-K.

2.	Inventories

Inventories are carried at the lower of cost or market. Cost of finished home inventories is determined on the specific identification method. Other inventory costs are determined on a first-in, first-out basis. Inventories at May 2, 2009 and November 1, 2008 are summarized as follows:

	May 2, 2009	November 1, 2008
Raw materials	$781,650	$1,003,452
Work-in-process	--	117,159
Finished homes	9,083,804	9,741,053
Pre-owned manufactured homes (see note 8)	4,925,389	909,844
Model home furniture and other	257,011	279,853

	$15,047,854	$12,051,361

3.	Fair Value Measurements

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

In 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 157-2 (FSP 157-2), which provided a one year deferral for the implementation of SFAS No.157 for non-financial assets and liabilities measured at fair value that are recorded or disclosed on a non-recurring basis. The Company has elected to apply the FSP 157-2 deferral to the applicable non financial assets and liabilities until November 1, 2009.

SFAS No.157 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. SFAS No.157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The SFAS No.157 fair value hierarchy is defined as follows:

•	Level 1 — Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.
•	Level 3 — Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following table represents the fair values of the Company’s financial assets and liabilities at May 2, 2009:

	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments	$158,005	$--	$--

As discussed in the Annual Report on Form 10-K, the Company is not required to account for their long-term investments at fair value as they are classified as held-to-maturity and therefore are not included in the above table.

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

During fiscal year 2008, the Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. This investment is accounted for using the equity method of accounting. The original investment was $4,030,000 and will provide the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. During the second quarter of 2009, Nobility Parks, II, LLC sold $40,000 of its ownership at cost, which reduced the Company’s investment by the same amount to 48.5%. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes.

5.	Product Warranties

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. For estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends, the activity in the liability for product warranty are as follows:

	Three Months Ended		Six Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Beginning accrued warranty expense	$184,000	$215,000	$184,000	$215,000
Less: reduction for payments	(81,757)	(185,054)	(168,181)	(371,496)
Plus: additions to accrual	81,757	185,054	168,181	371,496

Ending accrued warranty expense	$184,000	$215,000	$184,000	$215,000

6.	Stock Option Plan

On December 31, 2008, the Company issued 12,000 options to employees with a grant date fair value of $1.60 and life of six years.

7.	Earnings Per Share

	Three Months Ended		Six Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Net income (loss)	$(506,440)	$587,738	$(629,588)	$1,208,723

Weighted average shares outstanding:
Basic	4,065,708	4,087,789	4,072,228	4,087,343
Add: common stock equivalents	--	4,970	--	5,262

Diluted	4,065,708	4,092,759	4,072,228	4,092,605

Earnings (loss) per share:
Basic	$(0.12)	$0.14	$(0.15)	$0.30

Diluted	$(0.12)	$0.14	$(0.15)	$0.30

Options to purchase 60,464 shares of common stock at an average exercise price of approximately $22.71 per share were not included in the computation of diluted earnings per share for the three and six months ended May 2, 2009, because the effect of their exercise would have been anti-dilutive.

8.	Commitments and Contingent Liabilities

The Company is contingently liable under terms of repurchase agreements with financial institutions providing dealer floor plan financing arrangements for independent dealers of its manufactured homes. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and amounted to approximately $1,128,000 and $1,085,400 at May 2, 2009 and November 1, 2008, respectively. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreements in the six months ended May 2, 2009 or the comparable period of 2008.

During fiscal year 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement, mortgage financing will be provided on manufactured homes sold through the Company’s retail sales centers to customers who qualify for such mortgage financing. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase the loan balance (including accrued interest and legal fees) from any defaulted loans which were financed under the finance revenue sharing agreement. During the six months ended May 2, 2009, the Company was required to repurchase loans totaling $4,768,710 under the finance revenue sharing agreement. These loans were collateralized by homes and land; therefore, upon the default of the loan, the Company has received the collateral which has been included in pre-owned manufactured homes in inventory (see note 2). Upon disposition of the homes, the Company will receive a payment from the finance revenue sharing agreement reserve account, of no less than 25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes. To date, no losses have been incurred and management estimates no losses are expected to be incurred in connection with the finance revenue sharing agreement as it relates to these repurchased loans.

Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company does not maintain casualty insurance on some of our property, including the finished and pre-owned manufactured homes inventory at our retail centers, our plant machinery and plant equipment, and is at risk for those types of losses.

9.	Subsequent Event

On May 20, 2009, the Company became a guarantor on a $5,000,000 note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for three and six months ended May 2, 2009 and May 3, 2008.

	Three Months Ended		Six Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Homes sold through Company owned
sales centers	25	102	62	186
Homes sold to independent dealers	8	15	16	42
Total new factory built homes produced	19	99	53	195
Less: intercompany	11	84	37	153
Average new manufactured home price - retail	$ 76,440	$ 73,392	$ 77,173	$ 74,817
Average new manufactured home price - wholesale	$ 42,436	$ 35,146	$ 41,057	$ 36,083
As a percent of net sales:
Gross profit from the Company owned retail
sales centers	18%	21%	19%	21%
Gross profit from the manufacturing facilities -	11%	17%	1%	17%
including intercompany sales

For the three and six month periods ended May 2, 2009 and May 3, 2008, results are as follows. Total net sales in the second quarter of 2009 were $2,388,817 compared to $8,700,899 in the second quarter of 2008. Total net sales for the first six months of 2009 were $5,950,299 compared to $16,869,451 for the first six months of 2008.

Sales and operations for the second quarter of 2009 were adversely impacted by our country’s severe economic uncertainty and the reduced manufactured housing shipments in Florida, plus the overall decline in Florida and the nation’s housing market. Industry shipments in Florida for the period of November 2008 through April 2009 were down approximately 61% from the same period last year. Fiscal year 2009 is Nobility’s 42nd year of operating in our market area and is proving to be our most challenging. Lack of retail and wholesale financing, increasing unemployment and home foreclosures, slow sales of existing site-built homes, very low consumer confidence and a poor economic outlook for the U.S. economy are just a few of the challenges facing our country, our industry, and Nobility.

Management understands that during these very challenging economic times, maintaining the Company’s strong financial position is vital for future growth and success. Because of deteriorating business conditions and the lack of any clarity that today’s economic challenges will improve significantly, the Company has closed the second under-performing retail model center in Florida and has temporarily closed our Belleview, Florida, manufacturing facility. The Company has consolidated the Belleview product line into the Ocala manufacturing plant and continues to offer a full price range of homes to our customers. Management will continue to evaluate Prestige’s other fifteen retail model centers in Florida, along with all expenses within the Company and react in a manner consistent with maintaining our strong balance sheet.

Although the overall housing picture, financial market and economy have declined significantly this past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. Job formation, immigration growth and migration trends, plus consumers returning to more affordable housing should favor Florida. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country and, because of the strong operating leverage inherent in the Company; we expect to out-perform the industry. For the remainder of fiscal 2009, the country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the demand of Nobility’s affordable homes to improve.

Insurance revenues in the second quarter of 2009 were $98,555 compared to $157,035 in the second quarter of 2008. Total insurance revenues for the first six months of 2009 were $160,902 compared to $238,886 for the first six months of 2008. The decline resulted from fewer new policies generated, because the decrease in the number of homes sold through the Prestige sales centers. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers and therefore, we have no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at May 2, 2009 and May 3, 2008.

The construction lending operation provides financing to buyers who are purchasing a home through the Company’s retail sales centers. The loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The prepaid finance charge in the second quarter of 2009 was $19,051 compared to $21,999 in the second quarter of 2008 and was $31,296 for the first six months of 2009 compared to $59,144 for the first six months of 2008. The construction interest in second quarter of 2009 was $5,794 compared to $21,731 in the second quarter of 2008 and was $8,975 for the first six months of 2009 compared to $41,867 for the first six months of 2008. The decline resulted from the decrease in the number of homes sold through the Prestige sales centers.

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

Gross profit as a percentage of net sales was 16.9% in second quarter of 2009 compared to 28.3% in second quarter of 2008 and was 20.6% for the first six months of 2009 compared to 27.7% for the first six months of 2008. The expenses to temporary close the Belleview manufacturing facility and transfer the raw materials to the Ocala manufacturing facility along with the fixed overhead costs associated with the lower sales volume at the manufacturing facility and retail sales centers reduced gross profit margins.

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

Selling, general and administrative expenses as a percent of net sales was 53.9% in second quarter of 2009 compared to 19.7% in the second quarter of 2008 and was 44.2% for the first six months of 2009 compared to 20.2% for the first six months of 2008. The increase in selling, general and administrative expenses as a percent of net sales resulted from the fixed expenses directly related to the decreased sales at the Company’s manufacturing facilities, retail sales centers and the write-off of certain assets of approximately $77,000 associated with the closing of a retail sales center.

The Company earned $46,433 from its joint venture, Majestic 21, in the second quarter of 2009 compared to $84,575 for the second quarter of 2008. For the first six months of 2009 the Company earned from Majestic 21 $91,733 compared to $168,695 for the first six months of 2008. The earnings from Majestic 21 represent the allocation of the Company’s share of net income and distribution on a 50/50 basis. The Majestic 21 portfolio of loans is not being increased and the portfolio continues to runoff.

The Company did not receive a distribution in the second quarter of 2009 from the finance revenue sharing agreement with 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. in order to increase the reserve for loan losses as compared to $194,900 in the second quarter of 2008. For the first six months of 2009, the Company earned from finance revenue sharing agreement $157,700 compared to $345,100 for the first six months of 2008.

The Company earned interest on cash, cash equivalents and investments in the amount of $91,043 for the second quarter of 2009 compared to $98,669 for the second quarter of 2008. For the first six months of 2009 interest earned on cash equivalents and investments were $214,838 compared to $270,930 in the first six months of 2008. The decreased interest income was primarily due to a decrease in the amount of cash and cash equivalents and in the variable rate portion of our cash and cash equivalents balances.

During fiscal year 2008, the Company invested $6,390,000 to become a limited partner in two new Florida retirement manufactured home communities. The Company reported losses from investments in these retirement community limited partnerships in the amount $121,126 for the second quarter of 2009 compared to $178,842 for the second quarter of 2008. For the first six months of 2009 the Company reported losses of $188,037 compared to $178,842 in the first six months of 2008. Although these investments will report losses in the initial fill-up stage, management believes that new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

As a result of the factors discussed above, losses for the second quarter of 2009 were $506,440 or $0.12 per diluted share compared to earnings of $587,738 or $0.14 per diluted share for the second quarter of 2008. For the first six months of 2009 losses were $629,588 or $0.15 per diluted share compared to earnings of $1,208,723 or $0.30 per diluted share in the second quarter 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $3,387,184 at May 2, 2009 compared to $8,649,724 at November 1, 2008. The decrease in cash and cash equivalents was primarily due to (i) repurchase of $4,768,710 in defaulted loans which were collateralized from loans that were financed under the finance revenue sharing agreement, and (ii) the payment of cash dividends of $1,018,669. Short and long-term investments were $7,952,834 at May 2, 2009 compared to $8,308,436 at November 1, 2008. Working capital was $20,002,913 at May 2, 2009 as compared to $21,232,995 at November 1, 2008. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses. Customer deposits continued to decrease to a below normal historic level due to the deteriorating housing and financial markets resulting in a decrease in the number of sold retail homes.

Nobility paid an annual cash dividend of $0.25 per common share for fiscal year 2008 on January 12, 2009 in the amount of $1,018,669. On January 11, 2008, the Company paid an annual cash dividend of $0.50 per common share for fiscal year 2007 in the amount of $2,043,572.

Nobility repurchased in the open market 32,390 shares of its common stock for $263,467 for the first six months of 2009.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At May 2, 2009 and November 1, 2008, there were no amounts outstanding under this agreement.

On May 20, 2009, the Company became a guarantor on a $5,000,000 note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest.

Nobility’s operations may require significant capital expenditures during fiscal year 2009 compared to fiscal year 2008, as the Company considers purchasing some of our current retail sales centers locations that are currently leased and opening new retail sales centers in Florida. Nobility may also require additional funds for expenditures relating to its finance revenue sharing agreement for any additional defaulted loans that the Company is required to repurchase and to underwrite its own construction and mortgage loans. Working capital requirements will be met with internal sources.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at May 2, 2009 or November 1, 2008.

Investment In Manufactured Home Communities

See disclosure of Investment in Manufactured Home Communities in note 4 of the consolidated financial statements included in Item 1.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,884,587 as of May 2, 2009 and $1,876,354 as of November 1, 2008. However, based on management’s evaluation, there was no impairment of this investment at May 2, 2009 or November 1, 2008.

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

Finance Revenue Sharing Agreement

During fiscal year 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Homes, Inc., and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement, mortgage financing will be provided on manufactured homes sold through the Company’s retail centers to customers who qualify for such mortgage financing. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement. Upon disposition of the homes, the Company will receive a payment from the finance revenue sharing agreement reserve account, of no less than 25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes. To date, no losses have been incurred and management estimates no losses are expected to be incurred in connection with the finance revenue sharing agreement.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 2, 2009, we are not involved in any material unconsolidated VIE transactions (other than the Company’s investments in Majestic 21, the Finance Revenue Sharing Agreement and Retirement Community Limited Partnerships).

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

Changes in internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

There were no reportable events for Item 1 and Items 3 through 5.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects stock repurchases made by the Company during the quarter ended May 2, 2009:

Issuer Repurchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate $ Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2009 -
February 28, 2009	2,932	$7.75	2,932	200,000
March 1, 2009 -
March 28, 2009	0	0	0	200,000
March 29, 2009 -
May 2, 2009	12,325	$7.55	12,325	200,000

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

NOBILITY HOMES, INC.
DATE: June 22, 2009	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer
DATE: June 22, 2009	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer
DATE: June 22, 2009	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer