Form 10-Q
period 2009-08-01
NOBILITY HOMES INC
filed 2009-09-21
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2009

Commission File number 0-6506

NOBILITY HOMES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1166102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3741 S.W. 7th Street Ocala, Florida	34474
(Address of principal executive offices)	(Zip Code)

(352) 732-5157

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ ;    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ ;    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ ;    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of September 21, 2009
Common Stock	4,056,144

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

(Unaudited)

	August 1, 2009	November 1, 2008
Assets
Current assets:
Cash and cash equivalents	$2,996,853	$8,649,724
Short-term investments	252,147	168,210
Current portion of long-term investments	1,899,685	2,204,059
Accounts receivable	595,505	654,529
Inventories	15,316,185	12,051,361
Income tax receivable	901,248	438,398
Prepaid expenses and other current assets	451,008	433,166
Deferred income taxes	210,858	298,408

Total current assets	22,623,489	24,897,855

Property, plant and equipment, net	4,144,029	4,342,401
Long-term investments	5,875,082	5,936,167
Other investments	6,962,592	7,222,276
Deferred income taxes	454,252	334,424
Other assets	2,382,915	2,397,939

Total assets	$42,442,359	$45,131,062

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$97,144	$186,477
Accrued compensation	55,259	201,155
Accrued expenses and other current liabilities	338,590	355,218
Customer deposits	279,039	717,951

Total current liabilities	770,032	1,460,801

Unrecognized tax benefits	—	275,000

Total liabilities	770,032	1,735,801

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,292,975	10,178,398
Retained earnings	40,342,028	41,968,423
Accumulated other comprehensive income	52,526	175
Less treasury stock at cost, 1,308,763 and 1,276,373 shares, respectively, in 2009 and 2008	(9,551,693)	(9,288,226)

Total stockholders’ equity	41,672,327	43,395,261

Total liabilities and stockholders’ equity	$42,442,359	$45,131,062

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	$3,082,551	$7,395,885	$9,032,850	$24,265,336
Cost of goods sold	(2,396,635)	(5,435,537)	(7,121,675)	(17,629,032)

Gross profit	685,916	1,960,348	1,911,175	6,636,304
Selling, general and administrative expenses	(984,935)	(1,747,293)	(3,614,259)	(5,150,011)

Operating income (loss)	(299,019)	213,055	(1,703,084)	1,486,293

Other income (expense):
Interest income	64,380	118,993	279,218	389,923
Undistributed earnings in joint venture - Majestic 21	45,426	60,035	137,159	228,730
Earnings from finance revenue sharing agreement	—	191,200	157,700	536,300
Undistributed gains (losses) from investments in retirement community limited partnership	(85,306)	10,646	(273,343)	(168,196)
Miscellaneous	17,521	16,163	31,206	20,405

Total other income	42,021	397,037	331,940	1,007,162

Income (loss) before income tax benefit (expense)	(256,998)	610,092	(1,371,144)	2,493,455
Income tax benefit (expense)	278,860	(212,531)	763,418	(887,171)

Net income (loss)	21,862	397,561	(607,726)	1,606,284

Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	58,716	(29,271)	52,351	(97,114)

Comprehensive income (loss)	$80,578	$368,290	$(555,375)	$1,509,170

Weighed average number of shares outstanding:
Basic	4,056,144	4,087,639	4,066,886	4,087,442
Diluted	4,057,917	4,092,094	4,066,886	4,092,452

Earnings (loss) per share:
Basic	$0.01	$0.10	$(0.15)	$0.39
Diluted	$0.01	$0.10	$(0.15)	$0.39
Cash dividends paid per common share	$—	$—	$0.25	$0.50

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 1, 2009	August 2, 2008
Cash flows from operating activities:
Net income (loss)	$(607,726)	$1,606,284
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	265,487	244,593
Amortization of bond premium/discount	60,459	76,980
Deferred income taxes	(338,864)	94,993
Undistributed earnings in joint venture - Majestic 21	(137,159)	(228,730)
Distributions from joint venture - Majestic 21	83,500	75,000
Undistributed earnings from finance revenue sharing agreement	(157,700)	(536,300)
Distributions from finance revenue sharing agreement	157,700	536,300
Undistributed losses from investments in retirement community limited partnerships	273,343	168,196
Increase in cash surrender value of life insurance	(44,641)	(80,010)
Stock based compensation	114,577	124,025
Other	59,665	—
Decrease (increase) in:
Accounts receivable	59,024	17,554
Inventories	(3,264,824)	479,197
Income taxes receivable	(462,850)	(65,229)
Prepaid expenses and other current assets	(17,842)	(253,474)
(Decrease) increase in:
Accounts payable	(89,333)	(131,234)
Accrued compensation	(145,896)	(263,454)
Accrued expenses and other current liabilities	(16,628)	(277,962)
Income taxes payable	—	(134,500)
Customer deposits	(438,912)	(738,815)

Net cash (used in) provided by operating activities	(4,648,620)	713,414

Cash flows from investing activities:
Equity investment in limited partnerships	—	(6,390,000)
Purchase of property, plant and equipment	(67,115)	(782,126)
Proceeds from sale of equity investment in limited partnerships	40,000	825,250
Proceeds from maturity of long-term investments	305,000	610,000

Net cash provided by (used in) investing activities	277,885	(5,736,876)

Cash flows from financing activities:
Payment of cash dividends	(1,018,669)	(2,043,572)
Purchase of treasury stock	(263,467)	(35,775)
Proceeds from exercise of employee stock options	—	42,481

Net cash used in financing activities	(1,282,136)	(2,036,866)

Decrease in cash and cash equivalents	(5,652,871)	(7,060,328)

Cash and cash equivalents at beginning of year	8,649,724	13,696,990

Cash and cash equivalents at end of quarter	$2,996,853	$6,636,662

Supplemental disclosure of cash flow information

Income taxes paid	$40,000	$995,675

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and nine months ended August 1, 2009 and August 2, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended August 1, 2009 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant’s November 1, 2008 Annual Report on Form 10-K.

Accounts receivable - Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At August 1, 2009 and November 1, 2008, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

Accounts receivable fluctuates due to the number of homes sold to independent dealers. The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

Customer deposits - A retail customer is required to make a down payment ranging from $500 to 35% of the retail contract price based upon the credit worthiness of the customer. The retail customer receives the full down payment back when the Company is not able to obtain retail financing. If the retail customer receives retail financing and decides not to go through with the retail sale, the Company can withhold 20% of the retail contract price. The Company does not receive any deposits from their independent dealers.

2. Inventories

Inventories are carried at the lower of cost or market. The cost of finished home inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of goods sold at the time revenue is recognized. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or market. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Other inventory costs are determined on a first-in, first-out basis. Pre-owned home inventory is carried at the lower of cost or market. Each specific model’s market value is determined using the standards established by the Kelly Blue Book for Manufactured Housing. Inventories at August 1, 2009 and November 1, 2008 are summarized as follows:

	August 1, 2009	November 1, 2008
Raw materials	$618,804	$1,003,452
Work-in-process	24,055	117,159
Finished homes	8,803,797	9,741,053
Pre-owned manufactured homes (see Note 11)	5,634,936	909,844
Model home furniture and other	234,593	279,853

	$15,316,185	$12,051,361

3. Investments

Investments in “held-to-maturity” and “available-for-sale” debt and equity securities were as follows:

	August 1, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at amortized cost):	$7,774,767	$94,696	$(623)	$7,868,840

Available-for-sale securities (carried at fair value):
Equity securities in a public company	165,519	86,628	—	252,147

Total investments	$7,940,286	$181,324	$(623)	$8,120,987

	November 1, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at amortized cost):	$8,140,226	$50,274	$(17,357)	$8,173,143

Available-for-sale securities (carried at fair value):
Equity securities in a public company	165,519	2,691	—	168,210

Total investments	$8,305,745	$52,965	$(17,357)	$8,341,353

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

Contractual maturities of “held-to-maturity” debt securities were as follows:

	August 1, 2009		November 1, 2008
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$1,899,685	1,909,531	2,204,059	2,227,473
Due in 1 - 5 years	5,875,082	5,959,309	5,936,167	5,945,670

	$7,774,767	$7,868,840	$8,140,226	$8,173,143

There were no sales of “available-for-sale” securities during the nine months ended August 1, 2009 and in fiscal year 2008.

The unrealized losses on municipal securities were primarily due to changes in interest rates. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be until maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of August 1, 2009.

A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	August 1, 2009	November 1, 2008
Available-for-sale equity securities	$252,147	$168,210

Short-term investments	252,147	168,210

Held-to-maturity debt securties included in long-term investments	7,774,767	8,140,226

Total investments	$8,026,914	$8,308,436

4. Fair Value of Financial Investments

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair market value of the Company’s short and long-term investments are as follows:

	August 1, 2009	November 1, 2008
Carrying amount	$8,026,914	$8,308,436
Fair value	$8,120,987	$8,341,353

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

In 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 157-2 (FSP 157-2), which provided a one year deferral for the implementation of SFAS No.157 for non-financial assets and liabilities measured at fair value that are recorded or disclosed on a non-recurring basis. The Company has elected to apply the FSP 157-2 deferral to the applicable non-financial assets and liabilities until November 1, 2009.

SFAS No.157 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. SFAS No.157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The SFAS No.157 fair value hierarchy is defined as follows:

•	Level 1 - Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

•

Level 3 - Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following table represents the fair values of the Company’s financial assets and liabilities at August 1, 2009:

	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments	$252,147	$—	$—

As discussed in the Annual Report on Form 10-K, the Company is not required to account for their long-term investments at fair value as they are classified as held-to-maturity and therefore are not included in the above table.

5. Investment In Manufactured Home Communities

During fiscal year 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. This investment is accounted for using the equity method of accounting. The original investment was $2,360,000 and will provide the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. During fiscal year 2008, Nobility Parks I, LLC sold $825,250 of its ownership at cost, which reduced the Company’s investment by the same amount to 31.9%. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to sell some of its ownership to partners other than Nobility Homes.

During fiscal year 2008, the Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. This investment is accounted for using the equity method of accounting. The original investment was $4,030,000 and will provide the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. During the second quarter of 2009, Nobility Parks, II, LLC sold $40,000 of its ownership at cost, which reduced the Company’s investment by the same amount to 48.5%. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to sell some of its ownership to partners other than Nobility Homes.

6. Product Warranties

The Company’s Limited Warranty covers substantial defects in material or workmanship in specified components of the home including structural elements; plumbing systems, electrical systems, and heating and cooling systems which are supplied by the Company that may occur under normal use and service during a period of twelve (12) months from the date of delivery to the original homeowner, and applies to the original homeowner or any subsequent homeowner to whom this product is transferred during the duration of this twelve (12) month period.

The Company tracks the warranty claims per home. Based on the history of the warranty claims, the Company has determined that warranty claims usually occur within the first three months after the home is sold. As a result, warranty expense for a full fiscal year should equal the warranty accrual for the prior four quarters. The activity in the for product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Beginning accrued warranty expense	$184,000	$215,000	$184,000	$215,000
Less: reduction for payments	(86,363)	(153,190)	(254,544)	(524,685)
Plus: additions to accrual	86,363	153,190	254,544	524,685

Ending accrued warranty expense	$184,000	$215,000	$184,000	$215,000

7. Income Taxes

On November 4, 2007, the Company adopted the provision of FIN 48. As a result of the implementation of FIN 48, the Company recorded a liability for $275,000 as of November 1, 2008 for unrecognized tax benefits, which were accounted for as a reduction of $200,000 to retained earnings and an increase of $75,000 to deferred taxes as of the adoption date. As of November 1, 2008, the Company had $275,000 of unrecognized tax benefits (including accrued interest and penalties of $58,000). During the three months ended August 1, 2009, the $275,000 uncertain tax liability was reduced to zero as a result of the statute of limitations expiring on the uncertain tax positions previously recognized.

A reconciliation of the total amount of unrecognized tax benefits including interest and penalties is as follows:

Unrecognized tax benefits: November 1, 2008	$275,000
Gross increases: tax positions taken in prior periods	$—
Gross decreases: tax positions taken in prior periods	$(275,000)
Gross increases: current period tax positions	$—

Unrecognized tax benefits: August 1, 2009	$—

The Company is subject to U.S. federal and state income taxes. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by taxing authorities before the October 31, 2005 tax year-end. The Company is not currently under examination by any taxing authority. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

8. Stock Option Plan

On December 31, 2008, the Company issued 12,000 options to employees with a grant date fair value of $1.60 and life of six years.

9. Earnings Per Share

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net income (loss)	$21,862	$397,561	$(607,726)	$1,606,284

Weighted average shares outstanding:
Basic	4,056,144	4,087,639	4,066,886	4,087,442
Add: common stock equivalents	1,773	4,455	—	5,010

Diluted	4,057,917	4,092,094	4,066,886	4,092,452

Earnings (loss) per share:
Basic	$0.01	$0.10	$(0.15)	$0.39

Diluted	$0.01	$0.10	$(0.15)	$0.39

Options to purchase 60,464 shares of common stock at an average exercise price of approximately $22.71 per share were not included in the computation of diluted earnings per share for the nine months ended August 1, 2009, because the effect of their exercise would have been anti-dilutive.

10. Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales
Manufactured housing	$3,010,009	$7,261,290	$8,759,135	$23,790,844
Insurance agent commissions	62,680	89,894	223,582	328,780
Construction lending operations	9,862	44,701	50,133	145,712

	$3,082,551	$7,395,885	$9,032,850	$24,265,336

11. Commitments and Contingent Liabilities

The Company is contingently liable for one repurchase agreement with a financial institution (floor plan lender) and that agreement is for only one manufactured housing dealer of its manufactured homes. As of August 1, 2009, the dealer had 30 of the Company’s homes on floor plan in 10 different manufacturing home communities. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and amounted to approximately $766,648 and $1,085,400 at August 1, 2009 and November 1, 2008, respectively. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreements in the nine months ended August 1, 2009 or the comparable period of 2008.

During fiscal year 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Home

Centers, Inc. and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement, mortgage financing will be provided on manufactured homes sold through the Company’s retail sales centers to customers who qualify for such mortgage financing. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase the loan balance (including legal fees) from any defaulted loans which were financed under the finance revenue sharing agreement at anytime the loan is outstanding. Upon the repurchase of the loan, we receive all of the related collateral. If the loan included a mortgage on the land, we receive the land in addition to the home. If the loan only had the home as collateral we only get the home and are required to move it off the location where it was previously sited. When the Company re-sells the homes, the Company receives the full proceeds from the sale of the home, plus up to an additional 60% of the payoff amount from the finance revenue sharing agreement reserve account, to cover the cost of repurchasing, refurbishing and reselling the home. Based on this formula, management does not expect the sale prices of these homes to create a loss for the Company on the portfolio of pre-owned homes. During the nine months ended August 1, 2009, the Company was required to repurchase 57 loans totaling approximately $5,300,000 under the finance revenue sharing agreement. These loans were collateralized by homes and land; therefore, upon the default of the loan, the Company has received the collateral which has been included in pre-owned manufactured homes in inventory (see Note 2). Upon disposition of the homes, the Company will receive a payment from the finance revenue sharing agreement reserve account, of no less than 25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes. To date, the Company has sold 5 of the defaulted loans which were financed under the finance revenue sharing agreement totaling approximately $307,000. No losses have been incurred and management estimates no losses are expected to be incurred in connection with the finance revenue sharing agreement as it relates to these repurchased loans.

On May 20, 2009, the Company became a guarantor on a $5,000,000 note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. The $5 million guarantee of Majestic 21’s is for approximately 9 years and the amount of the guarantee declines with the amortization of the loan. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. Since the Company owns 50% of Majestic 21, if enough of the loans that were used to collateralize the $5 million loan go into default, the Company and 21st Mortgage would each have to contribute 50% of the total amount necessary to bring the loan back down to 80% of the collateral provided. We do not anticipate this happening due to the 25% excess collateral, the adequate loan loss reserves in Majestic 21 and the strength of the underlying loans. Since the guarantee is with the Company’s joint venture partner, no liability for the guarantee needs to be recorded in the accompanying balance sheets. The decision by the parent company of 21st Mortgage Corporation to not provide additional capital to support the lending operation has required us to consider seeking capital from alternative sources. However, the Company has since been able to sign dealer agreements with a number of lenders who provide financing for our homes. Both additional sources of funding have been sufficient to fund our loan originations to date. We do not believe we are losing sales based on a lack of available financing. To date, we are able to fund loans without interruption.

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

12. Reclassifications

Certain amounts in the consolidated financial statements for 2008 have been reclassified to conform to the presentation format adopted in 2009. These classifications have no effect on net income (loss) and stockholders’ equity.

13. Subsequent Event

In May 2009, the FASB issued SFAS 165, Subsequent Events (SFAS 165), which establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The Company adopted SFAS 165 during the fiscal quarter ended August 1, 2009. The Company repurchased approximately $795,000 in defaulted loans under the finance revenue sharing agreement during the month of August 2009. The Company reviewed events for inclusion in the financial statements through September 21, 2009, the date that the financial statements were filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for the three and nine months ended August 1, 2009 and August 2, 2008.

	Three Months Ended		Nine Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Homes sold through Company owned sales centers	27	84	89	270
Homes sold to independent dealers	6	12	22	54
Total new factory built homes produced	25	90	78	285
Less: intercompany	19	78	56	231
Average new manufactured home price - retail	$82,661	$73,587	$78,838	$74,434
Average new manufactured home price - wholesale	$42,434	$35,496	$41,498	$35,897

As a percent of net sales:
Gross profit from the Company owned retail sales centers	19%	21%	19%	21%
Gross profit from the manufacturing facilities - including intercompany sales	6%	12%	3%	15%

For the three and nine month periods ended August 1, 2009 and August 2, 2008, results are as follows: Total net sales in the third quarter of 2009 were $3,082,551 compared to $7,395,885 in the third quarter of 2008. Total net sales for the first nine months of 2009 were $9,032,850 compared to $24,265,336 for the first nine months of 2008.

Sales and operations for the third quarter of 2009 were adversely impacted by our country’s severe economic uncertainty and the reduced manufactured housing shipments in Florida, plus the overall decline in Florida and the nation’s housing market. Industry shipments in Florida for the period of November 2008 through July 2009 were down approximately 56% from the same period last year. Fiscal year 2009 is Nobility’s 42nd year of operating in our market area and is proving to be our most challenging. Lack of retail and wholesale financing, increasing unemployment and home foreclosures, slow sales of existing site-built homes, very low consumer confidence and a poor economic outlook for the U.S. economy are just a few of the challenges facing our country, our industry, and Nobility.

Management understands that during these very challenging economic times, maintaining the Company’s strong financial position is vital for future growth and success. Because of deteriorating business conditions and the lack of any clarity that today’s economic challenges will improve significantly, the Company will continue to evaluate the fifteen retail model centers in Florida that are owned by its subsidiary, Prestige Home Centers, Inc., along with all expenses within the Company and react in a manner consistent with maintaining our strong balance sheet.

Although the overall housing picture, financial market and economy have declined significantly this past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. Job formation, immigration growth and migration trends, plus consumers returning to more affordable housing should favor Florida. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country and, because of the strong operating leverage inherent in the Company we expect to out-perform the industry. For the remainder of fiscal 2009, the country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the demand of Nobility’s affordable homes to improve.

Insurance agent commissions in the third quarter of 2009 were $62,680 compared to $89,894 in the third quarter of 2008. Total insurance agent commissions for the first nine months of 2009 were $223,582 compared to $328,780 for the first nine months of 2008. The decline in insurance agent commissions resulted from fewer new policies generated, because the decrease in the number of homes sold through the Prestige sales centers. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. Mountain Financial, Inc. has no material commitments or contingencies. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at August 1, 2009 and August 2, 2008.

The construction lending operations provides financing to buyers who are purchasing a home through the Company’s retail sales centers. Such a loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The construction lending operations in the third quarter of 2009 was $9,862 compared to $44,701 in the third quarter of 2008. Net sales from construction lending operations for the first nine months of 2009 were $50,133 compared to $145,712 for the first nine months of 2008.

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

Gross profit as a percentage of net sales was 22.3% in the third quarter of 2009 compared to 26.5% in third quarter of 2008 and was 21.2% for the first nine months of 2009 compared to 27.4% for the first nine months of 2008. In third quarter 2009, the fixed overhead costs associated with the lower sales volume at the manufacturing facility and retail sales centers reduced gross profit margins. The expenses to temporarily close the Belleview manufacturing facility (see Liquidity and Capital Resources) and transfer the raw materials to the Ocala manufacturing facility along with the fixed overhead costs associated with the lower sales volume at the manufacturing facility and retail sales centers were the primary reason gross profit margins declined for the first nine months of 2009.

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

Selling, general and administrative expenses as a percent of net sales was 32.0% in third quarter of 2009 compared to 23.6% in the third quarter of 2008 and was 40.0% for the first nine months of 2009 compared to 21.2% for the first nine months of 2008. The increase in selling, general and administrative expenses as a percent of net sales resulted from the fixed expenses directly related to the decreased sales at the Company’s manufacturing facilities during the three and nine month periods of 2009. The Company closed two retail sales centers and the write-off of certain capitalized assets also increased selling, general and administrative expenses as a percent of net sales for the first nine months of 2009 (see Liquidity and Capital Resources).

The Company earned $45,426 from its joint venture, Majestic 21, in the third quarter of 2009 compared to $60,035 for the third quarter of 2008. For the first nine months of 2009, the Company earned from Majestic 21 $137,159 compared to $228,730 for the first nine months of 2008. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The primary assets are loans that were originated from 1997 until 2003. In 2003, the Company entered into a finance revenue sharing agreement with 21st Mortgage Corporation and all loans originated from that point forward, are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs.

The Company did not receive a distribution in the third quarter of 2009 from the finance revenue sharing agreement with 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. To the extent that the finance revenue sharing agreement has reserves in excess of the minimum reserve (as required to be maintained), those funds are available for distribution. The minimum reserve is determined by a formula and the higher the delinquency of the loan portfolio the more that is needed in the minimum reserve. During the second and third quarter of 2009, the loan delinquencies had increased to the point that there was not enough excess reserve to warrant a distribution due to the higher delinquency in the loan portfolio. The reserve for loan losses is held by 21st Mortgage Corporation and does not appear on the Company’s books. Included in the reserve is the cost of refurbishing and reselling the repurchased and foreclosed homes. All of the earnings of the loans originated under the finance revenue sharing agreement go to the reserve account. If this reserve amount is greater than the minimum required reserve, a distribution can be made. If the delinquencies in the loan portfolio rises, the required minimum reserve rises, and could equal or exceed the reserve amount. In this case, no amount would be available for distribution. The Company earned $191,000 in the third quarter of 2008. For the first nine months of 2009, the Company earned from the finance revenue sharing agreement $157,700 compared to $536,300 for the first nine months of 2008.

The Company earned interest on cash, cash equivalents and investments in the amount of $64,380 for the third quarter of 2009 compared to $118,993 for the third quarter of 2008. For the first nine months of 2009, interest earned on cash, cash equivalents and investments were $279,218 compared to $389,923 in the first nine months of 2008. The decreased interest income was primarily due to a decrease in the amount of cash and cash equivalents and in the variable rate portion of our cash and cash equivalents balances.

The Company reported losses from investments in the retirement community limited partnerships in the amount of $85,306 for the third quarter of 2009 compared to income of $10,646 for the third quarter of 2008. For the first nine months of 2009 the Company reported losses of $273,343 compared to $168,196 in the first nine months of 2008. Although these investments will report losses in the initial fill-up stage, management believes that new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

The projected tax effect of tax positions arising in the current year have been reflected as a component of the estimated annual effective tax rate for the interim period. In that regard, the Company has recognized $200,000 in benefits due to the statute of limitations expiring on uncertain tax positions previously recognized as a liability on the Company’s financial statements.

As a result of the factors discussed above, earnings for the third quarter of 2009 were $21,862 or $0.01 per diluted share compared to $397,561 or $0.10 per diluted share for the third quarter of 2008. For the first nine months of 2009 losses were $607,726 or $0.15 per diluted share compared to earnings of $1,606,284 or $0.39 per diluted share in the third quarter 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $2,996,853 at August 1, 2009 compared to $8,649,724 at November 1, 2008. The decrease in cash and cash equivalents was primarily due to (i) repurchase of $5,019,855 in defaulted secured loans that were financed under the finance revenue sharing agreement, and (ii) the payment of cash dividends of $1,018,669. Short and long-term investments were $8,026,914 at August 1, 2009 compared to $8,308,436 at November 1, 2008. Working capital was $19,953,772 at August 1, 2009 as compared to $21,232,995 at November 1, 2008. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses.

Accounts payable at August 1, 2009 was $97,144 compared to $186,477 at November 1, 2008. The decrease in accounts payable was primarily due to a decrease in materials purchased since the number of homes produced in third quarter of 2009 at the Company’s manufacturing plants decreased by 65% percent from fourth quarter of 2008. Accrued compensation at August 1, 2008 was $55,259 compared to $201,155 at November 1, 2008. Since accrued compensation consists largely of sales commissions and bonuses, the decrease in accrued compensation was primarily due to the 56% decrease in the number of homes sold at the Company’s retail sales centers in third quarter of 2009 compared to fourth quarter of 2008. Accrued expenses and other current liabilities at August 1, 2009 was $338,590 compared to $355,218 at November 1, 2008. Customer deposits continued to decrease to a below normal historic level due to the deteriorating housing and financial markets resulting in a decrease in the number of sold retail homes and no backlog at the manufacturing facility.

The Belleview manufacturing plant was consolidated into the Ocala manufacturing plant in second quarter of 2009, because of the poor economic conditions in Florida and the rest of the United States and no immediate improvement of either in sight. The Company was not selling enough manufactured homes to justify keeping both plants open. The Company was able to transfer the raw material inventory to the Ocala plant and use it in building the Belleview plant’s models in our Ocala plant. Most members of the Belleview plant’s management team and several of the employees were integrated into the Ocala plant. The cost to close the Belleview plant was approximately $10,000 and the ongoing cost for insurance, taxes, and minimum utilities is approximately $16,000 per quarter. The Company plans to reopen the Belleview plant when business conditions improve to the point that the Ocala plant production is at or near capacity.

There have been two retail model centers closed in fiscal year 2009. One was located in Ft. Walton, Florida and the other in Ocala, Florida. The inventory was transported to other retail model centers with the close down costing approximately $34,000 per model center and no on going cost associated with the locations closed. There was approximately $60,000 in goodwill written off relating to the Ft. Walton model center and $16,000 in land improvements written off relating to the Ocala model center.

Nobility paid an annual cash dividend of $0.25 per common share for fiscal year 2008 on January 12, 2009 in the amount of $1,018,669. On January 11, 2008, the Company paid an annual cash dividend of $0.50 per common share for fiscal year 2007 in the amount of $2,043,572.

Nobility repurchased in the open market 32,390 shares of its common stock for $263,467 during the first nine months of 2009.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At August 1, 2009 and November 1, 2008 and there were no amounts outstanding under this agreement. The Company has experienced no credit rating downgrades which would have an impact on our ability to draw on our revolving credit facility. On June 4, 2009, the Company renewed the $4 million unsecured revolving credit agreement to expire on May 30, 2010, and management expects to renew again prior to its expiration.

We do not plan to purchase any of our leased centers in 2009. The expenditures associated with defaulted loans is primarily related to the unemployment rate in our market area and the length and severity of the recession, in addition to how quickly the Company can resell the foreclosed homes. Our joint venture still has a significant loan loss reserve of over $5 million on the portfolio of $80 million in loans. Based on the current level of sales, construction loans should not exceed $500,000. The Company could be required to repurchase several million dollars more of defaulted loans during the remainder of fiscal 2009 depending upon delinquency and foreclosure rates.

The Company owns a 50% interest in Majestic 21, a joint venture with 21st Mortgage Corporation. The decision by the parent company of 21st Mortgage Corporation to not provide additional capital to support the lending operation has required us to consider seeking capital from alternative sources. However, the Company has since been able to sign dealer agreements with a number of lenders who provide financing for our homes. In addition, Majestic 21 secured $5,000,000 in financing from a commercial bank. The Company guarantees 50% of this financing. Both additional sources of funding have been sufficient to fund our loan originations to date. We do not believe we are losing sales based on a lack of available financing. To date, we are able to fund loans without interruption.

The significant decline in gross profit, negative cash flows, net operating losses and the repurchase of defaulted loans under the finance revenue sharing agreement will not impact our ability to continue operations through 2010 because of our current cash and investment balances on hand. We will continue to monitor and eliminate all unnecessary expenses.

Dividends are determined by the board of directors and based on the profitability of the Company. Management will not recommend to the board that a dividend be paid based on the anticipated results in fiscal 2009.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at August 1, 2009 or November 1, 2008.

Investment In Manufactured Home Communities

Nobility’s investments in the retirement communities are evaluated as facts and circumstances present themselves. Nobility compares the communities’ financial statements with our investment expectations. We receive financial statements on each community quarterly. In addition, by being the sole supplier of homes to the two communities we know each day how many homes are sold. We also get a monthly inventory report showing all homes set up as models, all homes sold waiting for closing, all homes with 15% deposit waiting for a closing date, plus homes sold for the month. We follow the number of customers booked into the communities on the “guest house” program and monitor the communities’ advertising and marketing plans and programs. With a manufactured home community, each home sold increases the monthly rental income and increases the value of the community since the new homeowner agrees to pay monthly payment to the community for the community’s amenities and the land upon which the home is located. We analyze all of this information for any indicators of possible impairment. Even with the current recession, the Company does not believe our investments in the retirement community limited partnerships are impaired. See disclosure of Investment in Manufactured Home Communities in note 4 of the consolidated financial statements included in Item 1.

Investment in Majestic 21

The Majestic 21 joint venture partnership is a loan portfolio that is owned 50% by 21st Mortgage Corporation and 50% by the company. The primary assets are loans that were originated from 1997 until 2003. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to it’s investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,930,013 as of August 1, 2009 and $1,876,354 as of November 1, 2008. However, based on management’s evaluation, there was no impairment of this investment at August 1, 2009 or November 1, 2008. In 2003, the Company entered into a finance revenue sharing agreement with 21st Mortgage Corporation and all loans originated from that point forward, are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the joint venture is declining each month due to amortization and payoffs. At August 1, 2009, there were loan loss reserves of 2.6% of Majestic 21’s loan portfolio. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 venture is reflected on 21st Mortgage Corporation’s financial statements which are audited and included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

Unlike the Company’s obligations under the finance revenue sharing agreement, the Company is not obligated to repurchase any foreclosed/repossessed units of Majestic 21 as it does not have a repurchase agreement or any other guarantees with Majestic 21. On behalf of the joint venture, the Company resells foreclosed/repossessed units of Majestic 21 through the Company’s network of retail centers as we believe it benefits the historical loss experience of the joint venture. We earn commissions from reselling such foreclosed/repossessed units and have historically not recorded any material losses in connection with this activity.

Finance Revenue Sharing Agreement

During fiscal year 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Homes, Inc., and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement, mortgage financing will be provided on manufactured homes sold through the Company’s retail centers to customers who qualify for such mortgage financing. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement at the outstanding amount of the loan. Upon disposition of the homes, the Company will receive a payment from the finance revenue sharing agreement reserve account, of no less than

25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes. To date, no losses have been incurred and management estimates no losses are expected to be incurred in connection with the finance revenue sharing agreement.

Warranty Costs

The warranty reserve is established at the time of revenue recognition based on management’s best estimate of costs that may be incurred under the Company’s warranty policies.

The Company’s Limited Warranty covers substantial defects in material or workmanship in specified components of the home including structural elements; plumbing systems, electrical systems, and heating and cooling systems which are supplied by the Company that may occur under normal use and service during a period of twelve (12) months from the date of delivery to the original homeowner, and applies to the original homeowner or any subsequent homeowner to whom this product is transferred during the duration of this twelve (12) month period.

The Company tracks the warranty claims per home. Based on the history of the warranty claims, the Company has determined that warranty claims usually occur within the first three months after the home is sold. As a result, warranty expense for a full fiscal year should equal the warranty accrual for the prior four quarters.

Rebate Program

The Company has a rebate program for all dealers which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of August 1, 2009, we are not involved in any material unconsolidated VIE transactions (other than the Company’s investments in Majestic 21, the Finance Revenue Sharing Agreement and Retirement Community Limited Partnerships).

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

Changes in internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1, Item 3 through Item 5.

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

NOBILITY HOMES, INC.

DATE: September 21, 2009	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: September 21, 2009	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: September 21, 2009	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer