Form 10-K/A
period 2008-11-01
NOBILITY HOMES INC
filed 2009-10-05
CIK 72205

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
Shareholders to be held February 27, 2009

EXPLANATORY NOTE

This amendment to the Form 10-K of Nobility Homes, Inc. for the year ended November 1, 2008, is being filed to provide management certifications including the internal control over financial reporting language required by Item 601(b)(31) of Regulation S-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Consolidated Financial Statements and Schedules:

Report of McGladrey & Pullen, LLP

Consolidated Balance Sheets at November 1, 2008 and November 3, 2007

Consolidated Statements of Income and Comprehensive Income for the Years Ended November 1, 2008 and November 3, 2007

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 1, 2008 and November 3, 2007

Consolidated Statements of Cash Flows for the Years Ended November 1, 2008 and November 3, 2007

Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K:

None

(c)	Exhibits

3.	(a)	Nobility’s Articles of Incorporation, as amended (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).
(b)	Bylaws, as amended March 28, 1994, (filed as an exhibit to Nobility’s Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

10.	(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).
*(b)	Stock Incentive Plan (filed as an exhibit to Nobility’s registration statement on Form S-8, registration no. 333-44769, and incorporated herein by reference).

*(i) Amendment to Stock Incentive Plan (filed as an exhibit to Nobility’s Form 10-K for fiscal year ended November 1, 2008 and incorporated herein by reference).

(c)	Revolving Credit Agreement dated April 18, 2001 with SunTrust Bank, a Georgia state-chartered bank (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

* Management Remuneration Plan.

(d)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

14.	Nobility’s Code of Ethics (filed as an exhibit to Nobility’s form 10-K for the fiscal year ended November 5, 2005 and incorporated herein by reference).

21.	Subsidiaries of Nobility (filed as an exhibit to Nobility’s Form 10-K for fiscal year ended November 1, 2008 and incorporated herein by reference).

23.	Consent of McGladrey & Pullen, LLP (filed as an exhibit to Nobility’s Form 10-K for fiscal year ended November 1, 2008 and incorporated herein by reference).

31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.
(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.
(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NOBILITY HOMES, INC.
DATE: September 25, 2009	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

EXHIBIT INDEX

3.	(a)	Nobility’s Articles of Incorporation, as amended (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	Bylaws, as amended March 28, 1994, (filed as an exhibit to Nobility’s Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

10.	(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

*(b)	Stock Incentive Plan (filed as an exhibit to Nobility’s registration statement on Form S-8, registration no. 333-44769, and incorporated herein by reference).

*(i) Amendment to Stock Incentive Plan (filed as an exhibit to Nobility’s Form 10-K for fiscal year ended November 1, 2008 and incorporated herein by reference).

(c)	Revolving Credit Agreement dated April 18, 2001 with SunTrust Bank, a Georgia state-chartered bank (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

(d)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

14.	Nobility’s Code of Ethics (filed as exhibit to Nobility’s Form 10-K for the fiscal year ended November 5, 2005 and incorporated herein by reference).

21.	Subsidiaries of Nobility(filed as an exhibit to Nobility’s Form 10-K for fiscal year ended November 1, 2008 and incorporated herein by reference).

23	Consent of McGladrey & Pullen, LLP (filed as an exhibit to Nobility’s Form 10-K for fiscal year ended November 1, 2008 and incorporated herein by reference).

31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

* Management Remuneration Plan.