Form 10-Q/A
period 2009-01-31
NOBILITY HOMES INC
filed 2009-10-05
CIK 72205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ; No .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 17, 2009
Common Stock	4,068,469

EXPLANATORY NOTE

        This amendment to the Form 10-Q of Nobility Homes, Inc. for the quarter ended January 31, 2009, is being filed to provide management certifications including the internal control over financial reporting language required by Item 601(b)(31) of Regulation S-K.

PART II – OTHER INFORMATION

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

3