Form 10-Q/A
period 2009-05-02
NOBILITY HOMES INC
filed 2009-10-05
CIK 72205

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

EXPLANATORY NOTE

        This amendment to the Form 10-Q of Nobility Homes, Inc. for the quarter ended May 2, 2009, is being filed to provide management certifications including the internal control over financial reporting language required by Item 601(b)(31) of Regulation S-K.

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