Form 10-K
period 2009-10-31
NOBILITY HOMES INC
filed 2010-01-29
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended October 31, 2009

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

Common Stock $.10 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant (1,435,284 shares) based on the closing price on the NASDAQ Global Market on May 2, 2009 (the last business day of the most recent second quarter) was approximately $14,424,604.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding January 22, 2010
Common Stock	4,056,144

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held February 26, 2010	Part III, Item 10-14

PART I

Item 1.	Description of Business

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

Nobility’s manufacturing plant utilizes assembly line techniques in manufactured home production. The plant manufactures and assembles the floors, sidewalls, end walls, roofs and interior cabinets for their homes. Nobility purchases, from outside suppliers, various other components that are built into its homes including the axles, frames, tires, doors, windows, pre-finished sidings, plywood, ceiling panels, lumber, rafters, insulation, gypsum board, appliances, lighting and plumbing fixtures, carpeting and drapes. Nobility is not dependent upon any one particular supplier for its raw materials or component parts, and is not required to carry significant amounts of inventory to assure itself of a continuous allotment of goods from suppliers.

Nobility’s Ocala manufacturing plant operated at an average of approximately 8% of their single shift capacity in fiscal year 2009 and 14% in fiscal year 2008. The Belleview plant operated at an average of 8% of their single shift capacity in fiscal year 2008.

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

The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product. Nobility’s homes are delivered by outside trucking companies. Nobility estimates that it can compete effectively within a range of approximately 350 miles from its manufacturing plant. During the last two fiscal years, substantially all of Nobility’s sales were made in Florida.

Retail Sales

Prestige Home Centers, Inc. operates 15 retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 88% of Nobility’s sales during both fiscal year 2009 and 2008.

Each of Prestige’s retail sales centers is located within 350 miles of Nobility’s manufacturing facility. Prestige owns the land at five of its retail sales centers and leases the remaining 10 retail sales centers from unaffiliated parties under leases with terms between one and three years with renewal options.

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

Since 1997, Nobility has partnered with 21st Mortgage Corporation to provide financing to retail customers purchasing homes from Prestige. Additionally, financing for home purchases is available from several other independent sources that specialize in manufactured housing lending and numerous banks that finance manufactured home purchases. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources, except 21st Mortgage Corporation. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement. Upon disposition of the homes, the Company will receive a payment from the finance revenue sharing agreement reserve account, of no less than 25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes. Due to the number of repurchased homes the Company has experienced in fiscal year 2009 under the finance revenue sharing agreement, the Company has set up a reserve of $300,000 for potential losses associated with the refurbishing and reselling of the repurchased homes. Prestige does not itself finance customers’ new home purchases. Since 2004, Nobility has engaged in a finance revenue sharing arrangement between 21st Mortgage Corporation, Prestige and Nobility’s wholly-owned subsidiary, Majestic Homes, Inc. without forming a separate entity. For more information about the revenue sharing arrangement, see Note 5 of “Notes to Consolidated Financial Statements”. In the future, Nobility may explore the possibility of underwriting its own mortgage loans.

The Company formed in fiscal year 2008 two limited liability companies called Nobility Parks I, LLC and Nobility Parks II, LLC to invest in new Florida retirement manufactured home communities. Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida, and CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. These investments will provide the Company with 31.9% of the earnings/losses of the 236 residential lots in Walden Woods and 48.5% of the earnings/losses of the 403 residential lots in Cypress Creek. See Note 5 of “Notes to Consolidated Financial Statements.”

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

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which leads us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations for fiscal years 2009 and 2008. Mountain Financial, Inc.’s insurance revenues were approximately $280,000 and $404,000 in fiscal year 2009 and 2008, respectively.

The construction lending operations provides financing to buyers who have been approved for financing by an independent third party who are purchasing a home through the Company’s retail sales centers. Such a loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The construction lending operations revenues in fiscal year 2009 was approximately $62,000 compared to $180,000 in fiscal year 2008.

Wholesale Sales to Manufactured Home Communities

Nobility currently sells its homes on a wholesale basis exclusively through two full-time salespersons to approximately 30 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers. No customer accounted for more than 10% of Nobility’s total sales in fiscal years 2009 or 2008. In fiscal year 2008, the Company invested as a limited partner in two new Florida retirement manufactured home communities. Management’s belief is that new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a “floor plan” basis where the financial institution obtains a security interest in all or part of the dealer’s manufactured home inventory. Nobility, from time-to-time, enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer’s default, Nobility will, at the lender’s request, repurchase the home provided that Nobility’s liability will not exceed the manufacturer’s invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within 18 – 24 months after a home is sold to the dealer and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer, depending on the length of time that has expired since the original sale. The repurchase is usually conditioned upon the dealer’s insolvency and presentation of the unit back to the Company. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. Nobility was not required to repurchase any homes during fiscal years 2009 and 2008. For additional information, see Note 15 of “Notes to Consolidated Financial Statements”. Nobility does not finance retail sales of new homes for customers of its independent dealers.

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

Competition

The manufactured home industry is highly competitive. The initial investment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry in the business vary from state to state. The bond requirement for Florida is $50,000. Nobility competes directly with other manufacturers, some of whom are both considerably larger and possess greater financial resources than Nobility. In 2009, based on number of units sold, Nobility ranks 6th in the State of Florida out of the top 45 manufacturers selling manufactured homes in the state. Nobility estimates that of those 45 manufacturers approximately 15 manufacture homes of the same type as Nobility and compete in the same market area. Nobility believes that it is generally competitive with most of those manufacturers in terms of price, service, warranty and product performance.

According to statistics compiled by Statistical Surveys, Inc. from records on file with the State of Florida, Prestige has been one of the largest retail dealers of multi-section manufactured homes in Florida since 1994, based on number of home sales.

Employees

As of January 8, 2010, Nobility had 102 full-time employees, including 52 employed by Prestige. Approximately 20 employees are factory personnel compared to approximately 53 in such positions a year ago and 82 are in management, administrative, supervisory, sales and clerical positions (including 47 management and sales personnel employed by Prestige) compared to approximately 107 a year ago. In addition, Nobility employs part-time employees when necessary.

Nobility makes contributions toward employees’ group health and life insurance. Nobility, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.

Item 1A.	Risk Factors

As a Smaller Reporting Company, we are not required to provide information required by this item.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of October 31, 2009, Nobility owns two manufacturing plants:

Location	Approximate Size
3741 SW 7th Street Ocala, Florida(1)	72,000 sq ft.

6432 SE 115th Lane Belleview, Florida(2)	33,500 sq. ft.

[1]

Nobility’s Ocala facility is a 72,000 square foot plant and is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility’s corporate offices. The plant, which is of metal construction, is in good condition and requires little maintenance.

[2]

Nobility’s Belleview is a 33,500 square foot plant which is of metal and concrete construction. The property is in good condition and requires little maintenance. The Belleview manufacturing plant was temporarily closed and its operations were consolidated into the Ocala manufacturing plant in second quarter of 2009 due to the reduction in our current manufacturing operations.

Prestige owns the properties on which it’s Pace, Panama City, Yulee, Punta Gorda and Ocala North, Florida retail sales centers are located. Prestige leases the property for its other 10 retail sales centers.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Nobility’s common stock is listed on the NASDAQ Global Market under the symbol NOBH. The following table shows the range of high and low sales prices for the common stock for each fiscal quarter of 2009 and 2008.

	Fiscal Year End
Fiscal Quarter	October 31, 2009		November 1, 2008
	High	Low	High	Low
1st	$13.00	$7.30	$20.00	$15.98
2nd	10.05	7.03	18.50	16.10
3rd	11.44	8.25	17.56	11.20
4th	12.40	8.20	17.53	8.67

Holders

At January 22, 2010, the approximate number of holders of record of common stock was 185 (not including individual participants in security position listings).

Dividends

The Board of Directors declared no annual cash dividend for fiscal year 2009. The Company paid an annual cash dividend of $0.25 per common share for fiscal year 2008. The payment of future cash dividends is within the discretion of Nobility’s Board of Directors and will depend, among other factors, on Nobility’s earnings, capital requirements and operating and financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the fiscal year ended October 31, 2009. For further information, see Note 13 of “Notes to Consolidated Financial Statements”.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	149,639	$22.40	345,361

Equity compensation plans not approved by security holders	None	—	—

Total	149,639	$22.40	345,361

Recent Sales of Unregistered Securities

Nobility has not sold any securities within the past three years which were not registered under the Securities Act.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations General

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2009 and 2008, Nobility’s product mix was affected by the number of “Special Edition” homes marketed by Prestige and by larger, more expensive multi-wide homes resulting from the availability of varied types of financing at competitive rates through our affiliates. Most family buyers today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement buyers who reside in the manufactured housing communities.

Nobility’s joint venture and finance revenue sharing agreement with 21st Mortgage Corporation provides mortgage financing to retail customers who purchase Nobility’s manufactured homes at Prestige retail sales centers. These agreements, which originate and service loans, have given Prestige more control over the financing aspect of the retail home sales process and allowed it to offer better services to its retail customers. Management believes that these agreements give Prestige an additional potential for profit by providing finance products to retail customers. In addition, management believes that Prestige has more input in the design of unique finance programs for prospective homebuyers, and that the joint venture has resulted in more profitable sales at its Prestige retail sales centers. For more information about the finance revenue sharing agreement, see Note 5 of “Notes to Consolidated Financial Statements”. In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.

In December 2008, 21st Mortgage Corporation advised the Company that 21st Mortgage Corporation’s parent company had decided not to provide any additional funding for loan originations at this time. The Company owns a 50% interest in Majestic 21, a joint venture with 21st Mortgage Corporation. The decision by the parent company of 21st Mortgage Corporation to not provide additional capital to support the lending operation has required us to consider seeking capital from alternative sources. The Company has been able to sign dealer agreements with a number of lenders who provide financing for our homes. In the third quarter of fiscal year 2009, Majestic 21 secured $5,000,000 in financing from a commercial bank. The Company guarantees 50% of this financing. Both of these additional sources of funding have been sufficient to fund our loan originations to date. We do not believe we are losing sales based on a lack of available financing. To date, we are able to fund loans without interruption. Subsequent to our 2009 fiscal year end, 21st Mortgage Corporation announced that their parent company had agreed to provide addition capital to fund loan originations, which will be available when Majestic 21 has fully lent the proceeds from the $5,000,000 commercial loan.

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

The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended October 31, 2009 and November 1, 2008 consisted of fifty-two week periods.

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended October 31, 2009 and November 1, 2008.

	2009	2008
Homes sold through Company owned sales centers	117	332
Homes sold to independent dealers	27	66
Total new factory built homes produced	100	357
Less: intercompany	73	291
Average new manufactured home price - retail	$77,748	$74,856
Average new manufactured home price - wholesale	$40,506	$36,741

As a percent of net sales:
Gross profit from the Company owned retail sales centers	19%	21%
Gross profit from the manufacturing facilities - including intercompany sales	8%	15%

For fiscal years ended October 31, 2009 and November 1, 2008 results are as follows. Total net sales in fiscal year 2009 were $11,869,333 compared to $30,065,022 in fiscal year 2008.

Sales and operations for fiscal year 2009 were adversely impacted by our country’s severe economic uncertainty and the reduced manufactured housing shipments in Florida, plus the overall decline in Florida and the nation’s housing market. Industry shipments in Florida for fiscal year 2009 were down approximately 54% from the same period last year. Fiscal year 2009 was Nobility’s 42nd year of operating in our market area and proved to be our most challenging. Lack of retail and wholesale financing, increasing unemployment and home foreclosures, slow sales of existing site-built homes, very low consumer confidence and a poor economic outlook for the U.S. economy are just a few of the challenges our country, our industry, and Nobility faced. Management understands that during these very challenging economic times, maintaining the Company’s strong financial position is vital for future growth and success. Because of deteriorating business conditions and the lack of any clarity that today’s economic challenges will improve significantly, the Company will continue to evaluate Prestige’s fifteen retail model centers in Florida, along with all expenses within the Company and react in a manner consistent with maintaining our strong balance sheet. Although the overall housing picture, financial market and economy have declined significantly this past fiscal year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. Job formation, immigration growth and migration trends, plus consumers returning to more affordable housing should favor Florida. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country and, because of the strong operating leverage inherent in the Company, we expect to out-perform the industry. For fiscal year 2010, the country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the demand of Nobility’s affordable homes to improve. The Company invested as a limited partner in two new Florida retirement manufactured home communities in fiscal year 2008. Although these investments will report non-cash losses in the initial fill-up stage, management believes that the new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

Insurance agent commissions in fiscal year 2009 were $279,972 compared to $403,662 in fiscal year 2008. The decline in insurance agent commissions resulted from fewer new policies generated, because the decrease in the number of homes sold through the Prestige sales centers. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial solely assists our customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. Mountain Financial, Inc. has no material commitments or contingencies. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at October 31, 2009 and November 1, 2008.

The construction lending operations provides financing to buyers who have been approved for financing by an independent third party who are purchasing a home through the Company’s retail sales centers. Such a loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The construction lending operations in fiscal year 2009 was $61,842 compared to $180,061in fiscal year 2008.

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

Gross profit as a percentage of net sales was 19.8% in fiscal year 2009 compared to 27.3% in fiscal year 2008. The expenses to temporarily close the Belleview manufacturing facility (see Liquidity and Capital Resources) and transfer the raw materials to the Ocala manufacturing facility, the number of repossessions that the Company has experienced over the past fiscal year related to its finance revenue sharing agreement, the $300,000 reserve established for potential losses associated with the refurbishing and re-selling of the repossessions and the fixed overhead costs associated with the lower sales volume at the manufacturing facility and retail sales centers were the primary reason gross profit margins declined in fiscal year 2009.

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

Selling, general and administrative expenses as a percent of net sales was 38.6% in fiscal year 2009 compared to 22.0% in fiscal year 2008. The increase in selling, general and administrative expenses as a percent of net sales resulted from the fixed expenses directly related to the decreased sales at the Company’s manufacturing facilities and retail sales centers, the closing of two retail sales centers and the write-off of certain capitalized assets (see Liquidity and Capital Resources).

The Company earned $183,901 from its joint venture, Majestic 21, in fiscal year 2009 compared to $283,693 in fiscal year 2008. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The primary assets are loans that were originated from 1997 until 2003. In 2003, the Company entered into a finance revenue sharing agreement with 21st Mortgage Corporation and all loans originated from that point forward, are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement as further discussed below. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs.

In accordance with the Company’s finance revenue sharing agreement with 21st Mortgage Corporation, the Company refers its customers to 21st Mortgage Corporation for financing on manufactured homes sold through the Company’s retail sales centers. Under the finance revenue sharing agreement, the Company has agreed to repurchase any repossessed homes and related collateral from 21st Mortgage Corporation that were financed under the agreement. The repurchase price is the remaining loan balance (plus 21st Mortgage Corporation’s legal fees). If the loan included a mortgage on the land, the Company receives the land in addition to the home. If the loan only had the home as collateral, the Company only gets the home and are required to move it off the location where it was previously sited. After the Company re-sells the homes, the Company receives the full proceeds from the sale of the home, plus a reimbursement from 21st Mortgage Corporation for liquidation expenses. The reimbursement covers the Company’s cost of transporting homes, repairing homes to resale condition, remarketing homes and all other liquidation expenses. The Company and 21st Mortgage Corporation have agreed that the reimbursement for: (a) a home only repurchase will not exceed 60% of the Company’s purchase price nor will it be less than 40% of the Company’s repurchase price; and (b) a home and land repurchase will not exceed 45% of the Company’s purchase price nor will it be less than 25% of the Company’s purchase price. Due to the number of repurchased homes the Company has experienced in fiscal year 2009 under the finance revenue sharing agreement, the Company has set up a reserve of $300,000 for potential losses associated with the refurbishing and reselling of the repurchased homes. The Company is repurchasing the collateral consisting of either the home or home and land for the amount of the loan receivable (not including accrued interest) carried by 21st Mortgage Corporation. The positive impact upon results of operations from the re-sale of the collateral for defaulted loans has been approximately $93,900 since there have only been 7 re-sales during fiscal year 2009.

The Company earned $157,700 for fiscal year 2009 from the finance revenue sharing agreement with 21 st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. To the extent that the finance revenue sharing agreement has reserves in excess of the minimum reserve (as required to be maintained), those funds are available for distribution. The minimum reserve is determined by a formula and the higher the delinquency of the loan portfolio the more that is needed in the minimum reserve. During the second, third and fourth quarters of 2009, the loan delinquencies had increased to the point that there was not enough excess reserve to warrant a distribution due to the higher delinquency in the loan portfolio. The reserve for loan losses is held by 21st Mortgage Corporation and does not appear on the Company’s books. Included in the reserve is the cost of refurbishing and reselling the repurchased and foreclosed homes. All of the earnings of the loans originated under the finance revenue sharing agreement go to the reserve account. If this reserve amount is greater than the minimum required reserve, a distribution can be made. If the delinquencies in the loan portfolio rises, the required minimum reserve rises, and could equal or exceed the reserve amount. In this case, no amount would be available for distribution. The Company earned $697,900 in fiscal year 2008 from the Finance Revenue Sharing Agreement.

Pursuant to the finance revenue sharing agreement with 21st Mortgage Corporation, the Company’s subsidiaries, Prestige Home Centers, Inc. and Majestic Homes, Inc., are not required to repay any previously received distributions. However, should the Escrow Account maintained by 21st Mortgage Corporation for the loans originated pursuant to this agreement ever be less than $500,000, then Prestige and Majestic Homes must contribute an amount equal to 50% of such deficit and 21st Mortgage Corporation will credit an equal amount to the Escrow Account. If Prestige and Majestic Homes fail to contribute, they forfeit all rights to distributions under the finance revenue sharing agreement but will be required to continue purchasing repossessed homes under the agreement.

The Company earned interest on cash, cash equivalents and short- and long-term investments in the amount of $391,289 in fiscal year 2009 compared to $546,764 in fiscal year 2008. The decreased interest income was primarily due to a decrease in the amount of cash, cash equivalents and long-term investments and in the lower variable rate portion of our cash and cash equivalents balances.

The Company reported losses from investments in the retirement community limited partnerships in the amount of $682,831 in fiscal year 2009 compared to $468,828 in fiscal year 2008. Although these investments will report losses in the initial fill-up stage, management believes that new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

The projected tax effect of tax positions arising in the current year have been reflected as a component of the estimated annual effective tax rate for the interim period. In that regard, the Company has recognized $200,000 in benefits due to the statute of limitations expiring on uncertain tax positions previously recognized as a liability on the Company’s consolidated financial statements.

As a result of the factors discussed above, losses in fiscal year 2009 were $1,051,843 or $0.26 per share compared to earnings of $1,822,156 or $0.45 per diluted share in fiscal year 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $3,995,167 at October 31, 2009 compared to $8,649,724 at November 1, 2008. The decrease in cash and cash equivalents was primarily due to the (i) repurchase of $6,795,960 in defaulted secured loans that were financed under the finance revenue sharing agreement, and the (ii) payment of cash dividends of $1,018,669 that were declared for fiscal year 2008. Short and long-term investments were $6,108,324 at October 31, 2009 compared to $8,308,436 at November 1, 2008. The decrease in short and long-term investments was primarily due to the maturity of some of the bonds in the investment portfolio. Working capital was $25,306,819 at October 31, 2009 as compared to $23,527,054 at November 1, 2008. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses.

Accounts payable at October 31, 2009 was $91,636 compared to $186,477 at November 1, 2008. The decrease in accounts payable was primarily due to a decrease in materials purchased since the number of homes produced in fourth quarter of 2009 at the Company’s manufacturing plants decreased by 69% percent from fourth quarter of 2008. Accrued compensation at

October 31, 2009 was $62,610 compared to $201,155 at November 1, 2008. Since accrued compensation consists largely of sales commissions and bonuses, the decrease in accrued compensation was primarily due to the 55% decrease in the number of homes sold at the Company’s retail sales centers in fourth quarter of 2009 compared to fourth quarter of 2008. Accrued expenses and other current liabilities at October 31, 2009 was $240,539 compared to $355,218 at November 1, 2008. The decrease in accrued expenses and other liabilities is primarily due to the decrease in the number of retail sold homes. Customer deposits continued to decrease below normal historic level to $410,578 at October 31, 2009 compared to $717,951 at November 1, 2008 due to the deteriorating housing and financial markets resulting in a decrease in the number of sold retail homes and no backlog at the manufacturing facility.

The Belleview manufacturing plant was consolidated into the Ocala manufacturing plant in the second quarter of 2009, because of the poor economic conditions in Florida and the rest of the United States and no immediate improvement of either in sight. The Company was not selling enough manufactured homes to justify keeping both plants open. The Company was able to transfer the raw material inventory to the Ocala plant and use it in producing the Belleview plant’s models in our Ocala plant. Most members of the Belleview plant’s management team and several of the employees were integrated into the Ocala plant. The cost to close the Belleview plant was approximately $10,000 and the ongoing cost for insurance, taxes, and minimum utilities is approximately $16,000 per quarter. The Company plans to reopen the Belleview plant when business conditions improve to the point that the Ocala plant production is at or near capacity.

There have been two retail model centers closed in fiscal year 2009. One was located in Ft. Walton, Florida and the other in Ocala, Florida. The inventory was transported to other retail model centers with the close down costing approximately $34,000 per model center and no on-going cost associated with the locations closed. There was approximately $60,000 in other assets written off relating to the Ft. Walton model center and $16,000 in land improvements written off relating to the Ocala model center.

Dividends are determined annually by the Board of Directors and are based on the profitability of the Company. Management did not recommend to the Board that a dividend be paid based on the results in fiscal year 2009. Nobility paid an annual cash dividend of $0.25 per common share for fiscal year 2008 on January 12, 2009 in the amount of $1,018,669. On January 11, 2008, the Company paid an annual cash dividend of $0.50 per common share for fiscal year 2007 in the amount of $2,043,572.

Nobility repurchased in the open market 32,390 shares of its common stock for $263,467 during fiscal year 2009 compared to 3,855 shares for $85,952 during fiscal year 2008.

Nobility maintains a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At October 31, 2009 and November 1, 2008 and there were no amounts outstanding under this agreement. The Company has experienced no credit rating downgrades which would have an impact on our ability to draw on our revolving credit agreement. On June 4, 2009, the Company renewed the $4 million unsecured revolving credit agreement to expire on May 30, 2010, and management expects to renew again prior to its expiration.

We do not plan to incur any expenditures in fiscal year 2010 for the purchase of any of our current retail sales centers since we do not plan to purchase any of our leased centers in fiscal year 2010. The expenditures associated with defaulted loans is highly related to the unemployment rate in our market area and the length and severity of the recession, in addition to how quickly the Company can resell the foreclosed homes. Our joint venture still has a significant loan loss reserve of over $5 million on the portfolio of $80 million in loans. Based on the current level of sales, construction loans should not exceed $500,000. The Company could be required to repurchase several million dollars more of defaulted loans during the remainder of fiscal year 2010 depending upon delinquency and foreclosure rates. The Company has repurchased approximately $1,586,000 in additional defaulted loans under the finance revenue sharing agreement since October 31, 2009.

Under the finance revenue sharing agreement, loans that are 30 days past due are considered to be delinquent. At October 31, 2009, 14.4%, or $10,718,841, of the loans in the portfolio subject to the finance revenue sharing agreement were delinquent. At October 31, 2009, there were loan loss reserves of 8.14% of the finance revenue sharing agreement’s loan portfolio, which, based on our historical recovery ratios, should be sufficient to cover our losses on the disposition of delinquent loans. The joint venture, Majestic 21, is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. If the fair market value of the collateral is less than the purchase price, after combining the liquidation expense reserves carried by 21st Mortgage Corporation, the Company would book a loss at that time. The risk of loss is carried primarily by 21st Mortgage Corporation as evidenced by the loss reimbursement payment of up to 60% that Prestige can use to cover any shortfall in the sales proceeds from the cost of buying the loan.

The maximum future undiscounted payments the Company could be required to make under the finance revenue sharing agreement, as of October 31, 2009, is $74,185,175 in repurchase obligations, offset by payments from 21st Mortgage Corporation for the loss reserve reconciliation of $17,433,169 and the proceeds from the sale of the homes (the collateral).

The Company owns a 50% interest in Majestic 21, a joint venture with 21st Mortgage Corporation. The decision by the parent company of 21st Mortgage Corporation to not provide additional capital to support the lending operation has required us to consider seeking capital from alternative sources. The Company was able to sign dealer agreements with a number of lenders who provide financing for our homes. In the third quarter of fiscal year 2009, Majestic 21 secured $5,000,000 in financing from a commercial bank. The Company guarantees 50% of this financing. Both of these additional sources of funding have been sufficient to fund our loan originations to date. We do not believe we are losing sales based on a lack of available financing. To date, we are able to fund loans without interruption. Subsequent to fiscal year end, 21st Mortgage Corporation announced that their parent company had agreed to provide additional capital to fund loan originations, which will be available when Majestic 21 fully lent the proceeds from the $5,000,000 commercial loan.

The significant decline in gross profit, negative cash flows, net operating losses and the repurchase of defaulted loans under the finance revenue sharing agreement will not impact our ability to continue operations through fiscal year 2010 because of our current cash and investment balances on hand, strong working capital and $4,000,000 of availability under our revolving credit agreement. We will continue to monitor and eliminate all unnecessary expenses.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at October 31, 2009 or November 1, 2008.

Investments in Retirement Community Limited Partnerships

The Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment was $2,360,000 and will provide the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2008, Nobility Parks I, LLC has sold $825,250 of its ownership at cost, which reduced the Company’s investment by the same amount to 31.9%.

The Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The investment was $4,030,000 and will provide the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2009, Nobility Parks II, LLC has sold $40,000 of its ownership at cost, which reduced the Company’s investment by the same amount to 48.5%.

Nobility’s investments in the retirement communities are evaluated for possible impairment as facts and circumstances present themselves. The major factor that is considered to be an indicator of possible impairment would be the significant and/or permanent decline in actual or forecasted sales or no sales activity in the retirement communities. When it is determined that the retirement communities do not have the ability to weather such event, then an impairment charge may be taken. The Company receives financial statements on each community quarterly and compares those financial statements with our investment expectations. In addition, by being the sole supplier of homes to the two communities we know on a daily basis how many homes are sold. The Company also gets a monthly inventory report showing all homes set up as models, all homes sold waiting for closing, all homes with 15% deposits waiting for a closing date, plus homes sold for the month. The Company follows the number of customers booked into the communities on the “guest house” program and monitor the communities’ advertising and marketing plans and programs. With a manufactured home community, each home sold increases the monthly rental income and increases the value of the community since the new homeowner agrees to pay a monthly payment to the community for the community’s amenities and the land upon which the home is located. The Company continually analyzes this information provided for any indicators of possible impairment. To date, the Company does not believe our investments in the retirement community limited partnerships are impaired.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,976,755 as of October 31, 2009 and $1,876,354 as of November 1, 2008. However, based on management’s evaluation, there was no impairment of this investment at October 31, 2009 or November 1, 2008.

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

The Majestic 21 joint venture is a loan portfolio that is owned 50% by 21st Mortgage Corporation and 50% by the Company. The primary assets are loans that were originated from 1997 until 2003. In 2003, the Company entered into a finance revenue sharing agreement with 21st Mortgage Corporation and all loans originated from that point forward, are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs. At October 31, 2009, there was $495,000 in loan loss reserves or 5.0% of Majestic 21’s loan portfolio. The Majestic 21 joint venture is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is consolidated into 21st Mortgage Corporation’s financial statements which are audited and included in the financial statements of its ultimate parent, which is a public company. Management believes the loan loss reserves are reasonable based upon its review of the Majestic 21 joint venture’s financial statements and loan loss experiences to-date.

Finance Revenue Sharing Agreement

During fiscal year 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Homes, Inc., and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement, mortgage financing will be provided on manufactured homes sold through the Company’s retail centers to customers who qualify for such mortgage financing. Under the finance revenue sharing agreement, the Company has agreed to repurchase any repossessed homes and related collateral from 21st Mortgage Corporation that were financed under the agreement. The repurchase price is the remaining loan balance (plus 21st Mortgage Corporation’s legal fees). If the loan included a mortgage on the land, the Company receives the land in addition to the home. If the loan only had the home as collateral, the Company only gets the home and is required to move it off the location where it was previously sited. After the Company re-sells the homes, the Company receives the full proceeds from the sale of the home, plus a reimbursement from 21st Mortgage Corporation for liquidation expenses. The reimbursement covers the Company’s cost of transporting homes, repairing homes to resale condition, remarketing homes and all other liquidation expenses. The Company and 21st Mortgage Corporation have agreed that the reimbursement for: (a) a home only repurchase will not exceed 60% of the Company’s purchase price nor will it be less than 40% of the Company’s repurchase price; and (b) a home and land repurchase will not exceed 45% of the Company’s purchase price nor will it be less than 25% of the Company’s purchase price. Due to the number of repurchased homes the Company has experienced in fiscal year 2009 under the finance revenue sharing agreement, the Company has set up a reserve of $300,000 for potential losses associated with the refurbishing and reselling of the repurchased homes.

Rebate Program

The Company has a rebate program for all dealers which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. See Note 9 of “Notes to Consolidated Financial Statements”.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2009, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21, the finance revenue sharing agreement and Retirement Community Limited Partnerships).

Contractual Obligations

The Company has the following contractual obligations as of October 31, 2009:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years
Operating lease obligations	$273,900	$160,100	$113,800

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

As a Smaller Reporting Company, we are not required to provide information required by this item.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nobility Homes, Inc.

We have audited the accompanying consolidated balance sheets of Nobility Homes, Inc. and subsidiaries (the “Company”) as of October 31, 2009 and November 1, 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and subsidiaries as of October 31, 2009 and November 1, 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Nobility Homes, Inc.’s internal control over financial reporting as of October 31, 2009, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY & PULLEN, LLP

Orlando, Florida

January 29, 2010

Nobility Homes, Inc.

Consolidated Balance Sheets

October 31, 2009 and November 1, 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,995,167	$8,649,724
Short-term investments	3,855,905	2,372,269
Accounts receivable	963,032	654,529
Inventories, net	15,679,969	12,051,361
Prepaid income taxes	—	438,398
Income tax receivable	976,130	—
Prepaid expenses and other current assets	362,161	433,166
Deferred income taxes	279,818	298,408

Total current assets	26,112,182	24,897,855

Property, plant and equipment, net	4,138,336	4,342,401
Long-term investments	2,252,419	5,936,167
Other investments	6,599,846	7,222,276
Deferred income taxes	572,099	334,424
Other assets	2,397,793	2,397,939

Total assets	$42,072,675	$45,131,062

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,636	$186,477
Accrued compensation	62,610	201,155
Accrued expenses and other current liabilities	240,539	355,218
Customer deposits	410,578	717,951

Total current liabilities	805,363	1,460,801

Unrecognized tax benefits	—	275,000

Total liabilities	805,363	1,735,801

Commitments and contingent liabilities (Note 15)

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,331,168	10,178,398
Retained earnings	39,897,911	41,968,423
Accumulated other comprehensive income	53,435	175
Less treasury stock at cost, 1,308,763 and 1,276,373 shares, respectively, in 2009 and 2008	(9,551,693)	(9,288,226)

Total stockholders’ equity	41,267,312	43,395,261

Total liabilities and stockholders’ equity	$42,072,675	$45,131,062

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended October 31, 2009 and November 1, 2008

	2009	2008

Net sales	$11,869,333	$30,065,022

Cost of goods sold	(9,514,452)	(21,845,686)

Gross profit	2,354,881	8,219,336

Selling, general and administrative expenses	(4,585,522)	(6,604,195)

Operating income (loss)	(2,230,641)	1,615,141

Other income (expense):
Interest income	391,289	546,764
Undistributed earnings in joint venture - Majestic 21	183,901	283,693
Earnings from finance revenue sharing agreement	157,700	697,900
Losses from investments in retirement community limited partnerships	(682,831)	(468,828)
Miscellaneous	22,150	59,777

Total other income	72,209	1,119,306

Income (loss) before income tax benefit (expense)	(2,158,432)	2,734,447

Income tax benefit (expense)	1,106,589	(912,291)

Net income (loss)	(1,051,843)	1,822,156

Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	53,260	(234,549)

Comprehensive income (loss)	$(998,583)	$1,587,607

Weighed average number of shares outstanding:
Basic	4,064,208	4,088,121
Diluted	4,064,208	4,091,645

Earnings (loss) per share:
Basic	$(0.26)	$0.45
Diluted	$(0.26)	$0.45

Cash dividends paid per common share	$0.25	$0.50

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended October 31, 2009 and November 1, 2008

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 3, 2007	4,087,144	$536,491	$9,999,799	$42,389,839	$234,724	$(9,235,895)	$43,924,958
Cumulative effect of adoption of FIN 48	—	—	—	(200,000)	—	—	(200,000)
Purchase of treasury stock	(3,855)	—	—	—	—	(85,952)	(85,952)
Exercise of employee stock options	5,245	—	13,275	—	—	33,621	46,896
Cash dividends paid	—	—	—	(2,043,572)	—	—	(2,043,572)
Stock-based compensation	—	—	165,324	—	—	—	165,324
Unrealized investment losses	—	—	—	—	(234,549)	—	(234,549)
Net income	—	—	—	1,822,156	—	—	1,822,156

Balance at November 1, 2008	4,088,534	536,491	10,178,398	41,968,423	175	(9,288,226)	43,395,261
Purchase of treasury stock	(32,390)	—	—	—	—	(263,467)	(263,467)
Cash dividends paid	—	—	—	(1,018,669)	—	—	(1,018,669)
Stock-based compensation	—	—	152,770	—	—	—	152,770
Unrealized investment gain	—	—	—	—	53,260	—	53,260
Net loss	—	—	—	(1,051,843)	—	—	(1,051,843)

Balance at October 31, 2009	4,056,144	$536,491	$10,331,168	$39,897,911	$53,435	$(9,551,693)	$41,267,312

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended October 31, 2009 and November 1, 2008

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,051,843)	$1,822,156
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	217,075	305,332
Amortization of bond premium/discount	80,507	101,095
Deferred income taxes	(526,220)	37,820
Undistributed earnings in joint venture - Majestic 21	(183,901)	(283,693)
Distributions from joint venture - Majestic 21	83,500	75,000
Undistributed earnings from finance revenue sharing agreement	(157,700)	(697,900)
Distributions from finance revenue sharing agreement	157,700	697,900
Losses from investments in retirement community limited partnerships	682,831	468,828
Loss on disposal of property, plant and equipment	5,452	9,738
Increase in cash surrender value of life insurance	(59,520)	(117,929)
Stock-based compensation	152,770	165,324
Other	59,666	—
Decrease (increase) in:
Accounts receivable	(308,503)	192,339
Inventories, net	(3,628,608)	645,027
Prepaid income taxes	438,398	(425,166)
Income taxes receivable	(976,130)	—
Prepaid expenses and other current assets	71,005	35,573
(Decrease) increase in:
Accounts payable	(94,841)	(456,007)
Accrued compensation	(138,545)	(343,815)
Accrued expenses and other current liabilities	(114,679)	(383,732)
Income taxes payable	—	(134,500)
Customer deposits	(307,373)	(748,086)

Net cash provided by (used in) operating activities	(5,598,959)	965,304

Cash flows from investing activities:
Equity investment in limited partnerships	—	(6,390,000)
Purchase of property, plant and equipment	(78,825)	(790,192)
Proceeds from the sale of property, plant and equipment	60,363	—
Proceeds from sale of equity investment in limited partnerships	40,000	825,250
Proceeds from maturity of long-term investment	2,205,000	2,425,000

Net cash provided by (used in) investing activities	2,226,538	(3,929,942)

Cash flows from financing activities:
Payment of cash dividends	(1,018,669)	(2,043,572)
Purchase of treasury stock	(263,467)	(85,952)
Proceeds from exercise of employee stock options	—	46,896

Net cash used in financing activities	(1,282,136)	(2,082,628)

Decrease in cash and cash equivalents	(4,654,557)	(5,047,266)

Cash and cash equivalents at beginning of year	8,649,724	13,696,990

Cash and cash equivalents at end of year	$3,995,167	$8,649,724

Supplemental disclosure of cash flow information
Income taxes paid	$40,000	$1,420,675

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 1	Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”) Nobility Parks I, LLC, Nobility Parks II, LLC and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and mortgage broker, and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. Prestige currently operates fifteen Florida retail sales centers: Ocala (2), Chiefland, Tallahassee, Tampa, Lake City, Auburndale, Inverness, Hudson, Tavares, Jacksonville, Yulee, Pace, Panama City and Punta Gorda.

All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended October 31, 2009 and November 1, 2008 consisted of fifty-two week periods.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at October 31, 2009 or November 1, 2008.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Revenues by Products and Services – Revenues by net sales from manufactured housing, insurance agent commissions, and construction lending operations for the years ended October 31, 2009 and November 1, 2008 are as follows:

	2009	2008
Manufactured housing	$11,527,519	$29,481,299
Insurance agent commissions	279,972	403,662
Construction lending operations	61,842	180,061

Total net sales	$11,869,333	$30,065,022

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2009, cash equivalents consisted primarily of money market securities. As of November 1, 2008, approximately $7,306,000 of the cash and cash equivalents were held in the form of municipal and other debt securities. All of the municipal and other debt securities were held by one trustee bank, were backed by letters of credit provided by the issuers and were due on demand at the original purchase price paid by the Company.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At October 31, 2009 and November 1, 2008, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

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

Inventories – New home inventory is carried at the lower of cost or market value. The cost of finished home inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or market value. Pre-owned home inventory is carried at the lower of cost or market value. Each specific model’s market value is determined using the standards established by the NADA (National Automobile Dealers Association) manufactured housing cost guide book. This guidebook is HUD Title 1, Fannie Mae and Freddie Mac approved, and the Department of Veteran Affairs recognizes it for appraisal (cost approach) and review purposes. The Company compares the models’ market value to the NADA manufactured housing cost guide book on a quarterly basis or more often as facts and circumstances cause the Company to believe any changes in valuation have occurred. Other inventory costs are determined on a first-in, first-out basis. During fiscal year 2009, the Company set up a $300,000 reserve for potential losses associated with the refurbishing and reselling of pre-owned manufactured homes (see Note 6).

Property, Plant and Equipment – Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Routine maintenance and repairs are charged to expense when incurred. Major replacements and improvements are capitalized. Gains or losses are credited or charged to earnings upon disposition.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,976,755 as of October 31, 2009 and $1,876,354 as of November 1, 2008. However, based on management’s evaluation, there was no impairment of this investment at October 31, 2009 or November 1, 2008.

The Company is not obligated to repurchase any foreclosed/repossessed units of Majestic 21 as it does not have a repurchase agreement or any other guarantees with Majestic 21. The Company does resell foreclosed/repossessed units of Majestic 21 through the Company’s network of retail centers as we believe it benefits the historical loss experience of the joint venture. We earn commissions from reselling such foreclosed/repossessed units and have historically not recorded any losses in connection with this activity. On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest (see Note 15).

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

Other Investments – The Company owns a 50% interest in a joint venture, Majestic 21, engaged in providing mortgage financing on manufactured homes. This investment is accounted for using the equity method of accounting under which the Company’s share of the net income (loss) of the affiliate is recognized as income (loss) in the Company’s statement of operations and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account (see Note 5). The Company also participates in a finance revenue sharing agreement with 21st Mortgage Corporation in providing mortgage financing on manufactured homes sold through the Company’s retail sales centers (see Note 5). In connection with the finance revenue sharing agreement, the Company has made a deposit of $250,000, which is included in other investments in the accompanying consolidated balance sheets.

The Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. This investment is accounted for using the equity method of accounting see Note 5 of “Notes to Consolidated Financial Statements”. The investment was $2,360,000 and provides the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2008, Nobility Parks I, LLC has sold $825,250 of its ownership at cost, which reduced the Company’s investment by the same amount to 31.9%.

The Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. This investment is accounted for using the equity method of accounting see Note 5 of “Notes to Consolidated Financial Statements”. The investment was $4,030,000 and provides the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2009, Nobility Parks II, LLC has sold $40,000 of its ownership at cost, which reduced the Company’s investment by the same amount to 48.5%.

Impairment of Long-Lived Assets – In the event that facts and circumstances indicate that the carrying value of a long-lived asset may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

flows associated with the asset to the asset’s carrying amount to determine if a write-down is required. If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Customer Deposits – A retail customer is required to make a down payment ranging from $500 to 35% of the retail contract price based upon the credit worthiness of the customer. The retail customer receives the full down payment back when the Company is not able to obtain retail financing. If the retail customer receives retail financing and decides not to go through with the retail sale, the Company can withhold 20% of the retail contract price. The Company does not receive any deposits from their independent dealers.

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2009 and 2008 are as follows:

	2009	2008

Beginning accrued warranty expense	$184,000	$215,000
Less: reduction for payments	(328,410)	(593,692)
Plus: additions to accrual	219,410	562,692

Ending accrued warranty expense	$75,000	$184,000

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

The Company tracks the warranty claims per home. Based on the history of the warranty claims, the Company has determined that a majority of warranty claims usually occur within the first three months after the home is sold. The Company determines its warranty accrual using the last three months of home sales; therefore, the warranty accrual for the prior four quarters should equal the warranty expense for the full fiscal year.

Accrued Home Setup Costs – Accrued home setup costs represent amounts due to vendors and/or independent contractors for various items related to the actual setup of the homes on the retail home buyers’ site. These costs include appliances, air conditioners, electrical/plumbing hook-ups, furniture, insurance, impact/permit fees, land/home fees, extended service plan, freight, skirting, steps, well and septic tanks and other setup costs and are included in accrued expenses in the accompanying consolidated balance sheets. See Note 9 of “Notes to Consolidated Financial Statements”.

Stock-Based Compensation – At October 31, 2009, the Company had a stock incentive plan (the “Plan”) which authorizes the issuance of options to purchase common stock. Stock based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

Rebate Program – The Company has a rebate program for all dealers which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. See Note 9 of “Notes to Consolidated Financial Statements”.

Advertising – Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $637,000 and $844,000 for fiscal year 2009 and 2008, respectively.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

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

Earnings (Loss) Per Share – These financial statements include “basic” and “diluted” earnings (loss) per share information for all periods presented. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for dilutive common shares (i.e. common stock equivalents). The Company’s common stock equivalents consist of employee stock options to purchase common stock. Options to purchase 56,419 shares of common stock at an average exercise price of approximately $22.83 per share were not included in the computation of diluted earnings (loss) per share for 2009 because the effect of their exercise would have been anti-dilutive. Diluted earnings per share calculations include dilutive common shares of 3,524 for fiscal year 2008.

Shipping and Handling Costs – Net sales include the revenue related to shipping and handling charges billed to customers. The related costs associated with shipping and handling are included as a component of cost of goods sold.

Comprehensive Income (Loss) – Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of related taxes.

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

Concentration of Credit Risk – The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. At times, the Company’s deposits may exceed federally insured limits. However, the Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk on these accounts. The majority of the Company’s sales are credit sales which are made primarily to customers whose ability to pay is dependent upon the industry economics prevailing in the areas where they operate; however, concentrations of credit risk with respect to accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. The Company maintains reserves for potential credit losses when deemed necessary, and such losses have historically been within management’s expectations.

Reclassifications – Certain amounts in the 2008 consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the 2009 consolidated financial statements. The results of the reclassifications had no effect on net income (loss) or total stockholders’ equity as previously reported.

Recent Accounting Pronouncements – On July 1, 2009, the FASB officially launched the FASB ASC 105 - Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”. Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 –The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

its entirety. While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009. Implementation of this Statement did not have any significant impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU clarifies the fair market value measurement of liabilities. In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In June 2009, the FASB issued FASB ASC 810, “Variable Interest Entities” which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events.” This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued. The Company adopted this Statement in the third quarter of 2009. As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 16, Subsequent Events.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures,” related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The Company adopted this Statement in the second quarter of 2009 without significant financial impact.

In April 2009, the FASB ASC 320, “Investments – Debt and Equity,” amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold. Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses. The Company adopted this Statement in the second quarter of 2009 without significant impact to our financial statements.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

In April 2009, the FASB issued an update to FASB ASC 825, “Financial Instruments,” to require interim disclosures about the fair value of financial instruments.” This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of FASB ASC 825. The Company adopted this update in the second quarter of 2009 without significant impact to the financial statements.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations,” that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement in the second quarter of 2009 without significant impact to the financial statements.

NOTE 2	Investments

Investments in “held-to-maturity” and “available-for-sale” debt and equity securities were as follows:

	October 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at amortized cost):
Municipal securities	$5,854,719	$112,875	$(69)	$5,967,525

Available-for-sale securities (carried at fair value):
Equity securities in a public company	168,210	85,395	—	253,605

Total investments	$6,022,929	$198,270	$(69)	$6,221,130

	November 1, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at amortized cost):
Municipal securities	$8,140,226	$50,274	$(17,357)	$8,173,143

Available-for-sale securities (carried at fair value):
Equity securities in a public company	165,519	2,691	—	168,210

Total investments	$8,305,745	$52,965	$(17,357)	$8,341,353

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Contractual maturities of “held-to-maturity” debt securities were as follows:

	October 31, 2009		November 1, 2008
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$3,602,300	$3,639,201	$2,204,059	$2,227,473
Due in 1 - 5 years	2,252,419	2,328,324	5,936,167	5,945,670

	$5,854,719	$5,967,525	$8,140,226	$8,173,143

There were no sales of “available-for-sale” securities during the fiscal years 2009 or 2008.

The unrealized losses on municipal securities were primarily due to changes in interest rates. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of October 31, 2009.

A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	October 31, 2009	November 1, 2008

Available-for-sale equity securities	$253,605	$168,210
Held-to-maturity debt securities included in short-term investments	3,602,300	2,204,059

Total short-term investments	3,855,905	2,372,269
Held-to-maturity debt securities included in long-term investments	2,252,419	5,936,167

Total investments	$6,108,324	$8,308,436

NOTE 3	Fair Value of Financial Investments

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair market value of the Company’s short and long-term investments are as follows:

	October 31, 2009	November 1, 2008
Carrying amount	$6,108,324	$8,308,436
Fair value	$6,221,130	$8,341,353

The Company adopted the provisions of FASB ASC Topic 820, “Fair Value Measurements” (ASC No. 820) on November 2, 2008. ASC No. 820 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The adoption of ASC No. 820 did not have a material effect on the Company’s consolidated financial position, cash flows, or results of operations.

In 2007, the Financial Accounting Standards Board (FASB) issued another pronouncement which provided a one year deferral for the implementation of ASC No. 820 for non-financial assets and liabilities measured at fair value that are recorded or disclosed on a non-recurring basis. The Company has elected to apply the deferral to the applicable non-financial assets and liabilities until November 1, 2009.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

ASC No. 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. ASC No. 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The ASC No. 820 fair value hierarchy is defined as follows:

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value at October 31, 2009:

	Level 1	Level 2	Level 3

Available for sale equity securities included in short-term investments	$253,605	$—	$—

As discussed in the Annual Report on Form 10-K, the Company is not required to account for their debt security investments at fair value as they are classified as held-to-maturity and therefore are not included in the above table.

NOTE 4	Related Party Transactions

Affiliated Entities

TLT, Inc. — The President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). The President owns between a 24.75% and a 49.5% direct and indirect interests in each of these limited partnerships. The Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interests in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. There were no sales to TLT Communities during fiscal year 2009 and 2008, respectively.

NOTE 5	Other Investments

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

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The following is summarized financial information of the Company’s joint venture:

	October 31, 2009	November 1, 2008

Total Assets	$13,592,028	$9,112,378
Total Liabilities	$9,638,518	$5,359,672
Total Equity	$3,953,510	$3,752,706
Net Income	$367,804	$567,386

Distributions received from the joint venture amounted to $83,500 and $75,000 in fiscal years 2009 and 2008, respectively.

With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21 by the Company.

Investment in Retirement Community Limited Partnerships — During fiscal year 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods). The investment was $2,360,000 and will provide the Company with a 49% interest in this entity. During fiscal year 2008, Nobility Parks I, LLC has sold $825,250 of its ownership, which reduced the Company’s investment by the same amount to 31.9%. Walden Woods has a December 31st year-end and the Company has included the activity of Walden Woods through September 30, 2009 in the accompanying consolidated financial statements.

The Company also during fiscal year 2008, formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek). The investment was $4,030,000 and will provide the Company with a 49% interest in this entity. During fiscal year 2009, Nobility Parts II, LLC sold $40,000 of its ownership at cost, which reduced the Company’s investment by the same amount to 48.5%. Cypress Creek has a December 31st year-end and the Company has included the activity of Cypress Creek through September 30, 2009 in the accompanying consolidated financial statements.

These investments are accounted for under the equity method of accounting. While Walden Woods and Cypress Creek have been deemed to be variable interest entities, the Company only holds a 31.9% interest in Walden Woods and a 48.5% interest in Cypress Creek and all allocations of profit and loss are on a pro-rata basis. Since all allocations are to be made on a pro-rata basis and the Company’s maximum exposure is limited to its investment in Walden Woods and Cypress Creek, management has concluded that the Company would not absorb a majority of Walden Woods’ and Cypress Creek’s expected losses nor receive a majority of Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with FASB ASC No. 810-10.

The following is summarized financial information of Walden Woods and Cypress Creek as of September 30, 2009 and 2008*:

	September 30, 2009	September 30, 2008

Total Assets	$20,594,321	$22,250,102
Total Liabilities	$18,434,936	$18,423,163
Total Equity	$2,159,385	$3,826,939
Net Loss	$(1,458,169)	$(968,889)

*	Due to each partnership having a calendar year-end, the summarized financial information provided is from their most recent quarter.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The only difference between the Company’s investment balances in Walden Woods and Cypress Creek and the amount of underlying equity in net assets owned by the Company that is recorded on each partnership’s balance sheet is caused by each partnership’s founding partner not stepping up the original cost basis to fair market value its contribution of land to the partnerships, which is in accordance with generally accepted accounting principles, since the founding partner formed both partnerships.

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

During fiscal year 2009, the Company has recognized approximately $93,900 in gains related to the re-sale of these homes which represents reimbursement of $100,287 of costs incurred by the Company by 21st Mortgage Corporation.

Due to the number of repurchased homes the Company has experienced in fiscal year 2009 under the finance revenue sharing agreement, the Company has set up a reserve of $300,000 for potential losses associated with the refurbishing and re-selling of the repurchased homes (see Note 15).

NOTE 6	Inventories

Inventories are summarized as follows:

	October 31, 2009	November 1, 2008

Raw materials	$502,779	$1,003,452
Work-in-process	16,030	117,159
Finished homes	8,347,620	9,741,053
Pre-owned manufactured homes, net (see Note 15)	6,896,680	909,844
Model home furniture	216,860	279,853

	15,979,969	12,051,361
Less reserve for pre-owned manufactured homes	(300,000)	—

Total inventories, net	$15,679,969	$12,051,361

The finished homes, pre-owned manufactured homes and model home furniture are maintained at the Prestige retail sales centers.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Due to the number of repurchased homes the Company has experienced in fiscal year 2009 under the finance revenue sharing agreement, the Company has set up a reserve of $300,000 for potential losses associated with the refurbishing and reselling of the repurchased homes. The Company’s reserve for potential losses on pre-owned manufactured homes is as follows:

October 31, 2009

Beginning balance	$—
Amount charged to operations	300,000

Ending balance	$300,000

NOTE 7	Property, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	October 31, 2009	November 1, 2008

Land	—	$2,339,383	$2,338,453
Land improvements	10-20	863,826	932,921
Buildings and improvements	15-40	2,524,413	2,590,103
Machinery and equipment	3-10	1,158,460	1,223,490
Furniture and fixtures	3-10	485,520	497,271

		7,371,602	7,582,238
Less accumulated depreciation		(3,233,266)	(3,239,837)

		$4,138,336	$4,342,401

During fiscal year 2009, the Company temporarily removed from operations certain property, plant, and equipment not expected to be used during fiscal year 2010 related to temporary shutdown of the Belleview manufacturing plant. Property, plant, and equipment, which has already been included in the above table, that has been temporarily removed from operations and its related accumulated depreciation as of October 31, 2009, is summarized as follows:

October 31, 2009

Land	$25,558
Land improvements	150,247
Building and improvements	829,573
Machinery and equipment	376,834
Furniture and fixtures	23,503

1,405,715
Less accumulated depreciation	(798,226)

$607,489

Depreciation expense totaled approximately $217,000 and $305,000 for fiscal years 2009 and 2008, respectively.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 8	Other Assets

Other assets are comprised of the following:

	October 31, 2009	November 1, 2008

Cash surrender value of life insurance	$2,158,751	$2,099,231
Other	239,042	298,708

Total other assets	$2,397,793	$2,397,939

NOTE 9	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	October 31, 2009	November 1, 2008

Accrued warranty expense	$75,000	$184,000
Other accrued expenses	165,539	118,536
Accrued volume rebate	—	52,682

Total accrued expenses and other current liabilities	$240,539	$355,218

NOTE 10	Income Taxes

The provision for income taxes for the years ended consists of the following:

	October 31, 2009	November 1, 2008

Current tax expense (benefit):
Federal	$(520,795)	$725,160
State	(59,574)	149,311

	(580,369)	874,471
Deferred tax expense (benefit):	(526,220)	37,820

Income tax benefit (expense)	$(1,106,589)	$912,291

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	October 31, 2009	November 1, 2008

Provision - federal statutory tax rate	$(733,867)	$929,711
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(78,232)	99,260
Permanent differences:
Tax exempt interest	(111,486)	(159,563)
Unrecognized tax benefits	(200,000)	—
Other	16,996	42,883

Income tax benefit (expense)	$(1,106,589)	$912,291

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	October 31, 2009	November 1, 2008

Gross deferred tax assets:
Allowance for doubtful accounts	$87,261	$87,261
Inventories	223,845	178,685
Carrying value of other investments	494,435	339,078
Accrued expenses	28,223	69,239
Stock-based compensation	166,177	92,378

Total deferred tax assets	999,941	766,641

Gross deferred tax liabilities:
Depreciation	(36,651)	(34,871)
Amortization	(51,862)	(62,162)
Prepaid expenses	(59,511)	(36,776)

Net deferred tax assets	$851,917	$632,832

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	October 31, 2009	November 1, 2008

Current assets:
Deferred tax assets	$279,818	$298,408
Non-current assets:
Deferred tax assets	572,099	334,424

Total deferred tax assets	$851,917	$632,832

The Company believes that it is more likely than not that the net deferred tax assets of $851,917 at October 31, 2009 will be realized on future tax returns, primarily from the generation of future taxable income.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

On November 4, 2007, the Company adopted the recognition measurement and disclosure guidance for the accounting of unrecognized tax benefits. As a result of this adoption, the Company recorded a liability for $275,000 as of November 1, 2008 of unrecognized tax benefits, which were accounted for as a reduction of $200,000 to retained earnings and an increase of $75,000 to deferred taxes as of the adoption date. As of November 1, 2008, the Company had approximately $275,000 of unrecognized tax benefits including accrued interest and penalties was $58,000. During the third quarter of fiscal year 2009, the $275,000 unrecognized tax benefits was reduced to $0 as a result of the statute of limitations expiring on the uncertain tax positions previously recognized.

A reconciliation of the total amount of unrecognized tax benefits including interest and penalties is as follows:

Unrecognized tax benefits: November 3, 2007	$275,000
Gross increases: tax positions taken in prior periods	—
Gross decreases: tax positions taken in prior periods	—
Gross increases: current period tax positions	—

Unrecognized tax benefits: November 1, 2008	275,000
Gross increases: tax positions taken in prior periods	—
Gross decreases: tax positions taken in prior periods	(275,000)
Gross increases: current period tax positions	—

Unrecognized tax benefits: October 31, 2009	$—

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

NOTE 11	Financing Agreements

Revolving Credit Agreement – The Company maintains a revolving credit agreement (the “Agreement”) with a bank which provides for borrowings of up to $4,000,000. The Agreement provides for interest at the bank prime rate less 0.5% (3% at October 31, 2009) on the outstanding balance. The Agreement is uncollateralized, due on demand, includes certain restrictive covenants relating to tangible net worth and acquiring new debt and expires on May 30, 2010. There are no commitment fees or compensating balance arrangements associated with the Agreement. At October 31, 2009 and November 1, 2008, there were no borrowings outstanding under the Agreement.

NOTE 12	Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 32,390 and 3,855 shares of its common stock during fiscal year 2009 and 2008, respectively. These shares were acquired for general corporate purposes. The Company reissued 5,245 shares of treasury stock during fiscal year 2008 for employee stock option exercises.

NOTE 13	Stock Option Plan

During fiscal year 1996, the Company’s Board of Directors adopted a stock incentive plan (the “Plan”), which authorizes the issuance of options to purchase common stock. The Plan provides for the issuance of options to purchase up to 495,000 shares of common stock to employees and directors. Options granted are exercisable after one or more years and expire no later than six to ten years from the date of grant or upon termination of employment, retirement or death. Options available for future grant were 345,361 and 347,366 at October 31, 2009 and November 1, 2008. Options were held by 14 persons at October 31, 2009.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2009 and 2008, the Company recognized approximately $152,800 and $165,300 in compensation cost related to stock options.

Information with respect to options granted at October 31, 2009 is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at 11/3/2007	133,029	$8.20 - 26.56	$23.88
Granted	26,900	18.50	18.50
Exercised	(5,245)	8.83 - 11.42	9.05
Canceled	(7,050)	8.30 - 26.56	21.39

Outstanding at 11/1/2008	147,634	8.20 - 26.56	23.88

Granted	13,150	7.91	7.91
Exercised	—	—	—
Canceled	(11,145)	7.91 - 26.56	20.49

Outstanding at 10/31/2009	149,639	$7.91 - 26.56	$22.40	$15,145

The weighted-average grant-date fair value of options granted during fiscal years 2009 and 2008 was $1.60 and $4.01, respectively. The total intrinsic value of options exercised during the years ended October 31, 2009 and November 1, 2008 was none and $42,911, respectively.

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2009 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on October 31, 2009.

The following table summarizes information about the Plan’s stock options at October 31, 2009:

Options Outstanding				Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.42	9,729	1	$11.42	9,729	$11.42
23.76	21,610	2	23.76	15,127	23.76
26.56	42,200	3	26.56	18,990	26.56
26.38	40,850	4	26.38	10,213	26.38
18.50	23,600	5	18.50	2,360	18.50
7.91	11,650	6	7.91	—	7.91

	149,639	4	$22.40	56,419	$22.83

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

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

The weighted-average assumptions used in the Black-Scholes model were as follows:

	Stock Option Granted in Fiscal Year
	2009	2008
Risk-free interest rate	1.9%	4.0%
Expected volatility of stock	30%	25%
Dividend yield	3.2%	2.7%
Expected option life	5 years	5 years

As of October 31, 2009, there is approximately $286,400 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.91 years.

NOTE 14	Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a matching contribution of 20% of an employee’s contribution up to a maximum of 6% of an employee’s compensation. The Company’s contribution charged to operations was approximately $0 and $40,000 in fiscal year 2009 and 2008, respectively.

NOTE 15	Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through November 2009. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to approximately $237,900 and $448,400 in fiscal year 2009 and 2008, respectively.

Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of October 31, 2009 are as follows:

Fiscal Year Ending
2010	160,100
2011	91,300
2012	22,500

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the note’s outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of October 31, 2009, the amount of collateral held by our joint venture partner for the $5 million Majestic 21 note payable was $5,943,574. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On May 2, 2009 there was approximately $495,000 in loan loss reserves or 5.0% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are audited and included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

Finance Revenue Sharing Agreement – The Company has a finance revenue sharing agreement with 21st Mortgage Corporation. Pursuant to this agreement, the Company refers its customers to 21st Mortgage Corporation for financing on manufactured homes sold through the Company’s retail sales centers. Under the finance revenue sharing agreement, the Company has agreed to repurchase any repossessed homes and related collateral from 21st Mortgage Corporation that were financed under the agreement, at any time while the loan is outstanding. Upon the repurchase of the loan, the Company receives all of the related collateral. The repurchase price is the remaining loan balance (plus 21st Mortgage Corporation’s legal fees). If the loan included a mortgage on the land, the Company receives the land in addition to the home. If the loan only had the home as collateral, the Company only gets the home and is required to move it off the location where it was previously sited. After the Company re-sells the homes, the Company receives the full proceeds from the sale of the home, plus a reimbursement from 21st Mortgage Corporation for liquidation expenses. The reimbursement covers the Company’s cost of transporting homes, repairing homes to resale condition, remarketing homes and all other liquidation expenses. The Company and 21st Mortgage Corporation have agreed that the reimbursement for: (a) a home only repurchase will not exceed 60% of the Company’s purchase price nor will it be less than 40% of the Company’s repurchase price; and (b) a home and land repurchase will not exceed 45% of the Company’s purchase price nor will it be less than 25% of the Company’s purchase price.

Under the finance revenue sharing agreement, loans that are 30 days past due are considered to be delinquent. At October 31, 2009, 14.4%, or $10,718,841, of the loans in the portfolio subject to the finance revenue sharing agreement were delinquent. At October 31, 2009, there were loan loss reserves of 8.14% of the finance revenue sharing agreement’s loan portfolio, which, based on our historical recovery ratios, should be sufficient to cover our losses on the disposition of delinquent loans. The joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. If the fair market value of the collateral is less than the purchase price, after combining the liquidation expense reserves carried by 21st Mortgage Corporation, the Company would book a loss at that time. The risk of loss is carried primarily by 21st Mortgage Corporation as evidenced by the loss reimbursement payment of up to 60% that the Company can use to cover any shortfall in the sales proceeds from the cost of buying the loan.

During fiscal year 2009, the Company was required to repurchase 74 homes totaling approximately $6,795,960 under its finance revenue sharing agreement. Of the 74 homes that were repurchased, 17 homes were related to loans originated from 2003-2005 and were repurchased for $1,089,017, and 57 homes were related to loans originated from 2006-2008 and were repurchased for $5,706,944. These homes and land have been included in pre-owned manufactured homes in inventory (see Note 6). To date, the Company has sold 7 of the repurchased homes for $454,162 and received $100,287 from 21st Mortgage Corporation for liquidation expenses. Due to the number of repurchased homes the Company has experienced in fiscal year 2009 under the finance revenue sharing agreement, the Company has set up a reserve of $300,000 for potential losses associated with the refurbishing and reselling of the repurchased homes.

The maximum future undiscounted payments the Company could be required to make under the finance revenue sharing agreement, as of October 31, 2009, is $74,185,175 in repurchase obligations, offset by payments from 21st Mortgage Corporation for the loss reserve reconciliation of $17,433,169 and the proceeds from the sale of the homes (the collateral). The fair value of the collateral, when combined with the amount of the reserve payment from the finance revenue sharing agreement reserve for loan losses account, has historically exceeded the amount of the defaulted loan resulting in no loss to the Company. However, if the real estate market further deteriorates, the Company could experience losses on the disposition of these delinquent loans.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Repurchase Agreements – The Company has only one repurchase agreement with a financial institution (floor plan lender) and that agreement is for only one manufactured housing dealer. As of October 31, 2009, the dealer had 23 of the Company’s homes on floor plan in 10 different manufacturing home communities. The contingent liability for each is home is based on the wholesale invoice price of the home-less the required curtailment from the floor plan lender that the dealer has paid per home. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and amounted to approximately $60,200 and $1,085,400 at October 31, 2009 and November 1, 2008, respectively. The Company applies FASB ASC 460-10, Guarantees, to account for its liability for repurchase commitments. Under the provisions of FASB ASC 460-10, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of FASB ASC 450, Contingencies, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a FASB ASC 450 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreements in fiscal year 2009 and 2008, respectively.

Income Tax Matters – The Company had been subject to an Internal Revenue Service (“IRS”) examination for the years ended November 6, 2004 and November 1, 2003. During fiscal 2007, the Company settled with the IRS for approximately $134,500 which is included in income taxes payable at November 3, 2007. The amount was paid by the Company to the IRS during fiscal year 2008.

Other Contingent Liabilities – Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Accordingly, the Company has not made any accrual provisions for litigation in the accompanying consolidated financial statements.

The Company does not maintain casualty insurance on some of its property, including the inventory at our retail centers, our plant machinery and plant equipment and is at risk for those types of losses.

NOTE 16	Subsequent Event

In May 2009, the FASB issued ASC No. 855, Subsequent Events (ASC No. 855), which establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The Company adopted ASC No. 855 during the third quarter of fiscal year 2009. The Company has repurchased approximately $1,586,000 in additional defaulted loans under the finance revenue sharing agreement since October 31, 2009. Based upon the expected sales price the Company expects to receive from these homes, the Company does not expect to incur any losses related to their sale. The Company reviewed events for inclusion in the financial statements through January 29, 2010, the date that the financial statements were filed with the U.S. Securities and Exchange Commission.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9A (T).	Controls and Procedures

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of October 31, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that internal control over financial reporting was effective as of October 31, 2009.

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

Changes in internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning Nobility’s directors is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2010 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 1, 2010.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (70)	Chairman of the Board and President of Nobility for more than five years; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (46)	Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Jean Etheredge (64)	Secretary.

Lynn J. Cramer, Jr. (64)	Treasurer.

Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility’s President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning the Section 16(a) Beneficial Ownership Reporting Compliance of Nobility’s officers, directors and 10% shareholders is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2010 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 1, 2010.

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

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2010 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 1, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2010 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 1, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2010 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 1, 2010.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2010 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before March 1, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Consolidated Financial Statements and Schedules

Report of McGladrey & Pullen, LLP

Consolidated Balance Sheets at October 31, 2009 and November 1, 2008

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended October 31, 2009 and November 1, 2008

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended October 31, 2009 and November 1, 2008

Consolidated Statements of Cash Flows for the Years Ended October 31, 2009 and November 1, 2008

Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K

None

(c)	Exhibits:

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. The Agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

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

(i) Amendment to Stock Incentive Plan (filed as an exhibit to Nobility’s 10-K for the year ended November 1, 2008 and incorporated herein by reference).

*	Management Remuneration Plan.

	(c)	Revolving Credit Agreement dated April 18, 2001 with SunTrust Bank, a Georgia state-chartered bank (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

(i) Renewal to Revolving Letter of Credit Agreement with SunTrust Bank dated June 4, 2009 (filed herewith).

	(d)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

	(e)	Finance Revenue Sharing Agreement dated April 10, 2004 between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. (filed herewith).

	(f)	Loan and Security Agreement dated May 20, 2009, by and among Clayton Bank & Trust, Majestic 21 Partnership, 21st Mortgage Corporation, Majestic Homes, Inc. and the Company, as guarantor (filed herewith).

(i) Term Note dated May 20, 2009 in favor of Clayton Bank & Trust (filed herewith).

14.	Nobility’s Code of Ethics (filed as an exhibit to Nobility’s form 10-K for the fiscal year ended November 4, 2006 and incorporated herein by reference).

21.	Subsidiaries of Nobility.

23.1	Consent of McGladrey & Pullen, LLP

31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

	(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

	(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: January 29, 2010	By:	/S/ TERRY E. TREXLER
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: January 29, 2010	By:	/S/ THOMAS W. TREXLER
Thomas W. Trexler, Executive Vice President,
and Chief Executive Officer

DATE: January 29, 2010	By:	/S/ LYNN J. CRAMER, JR.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 29, 2010	By:	/S/ TERRY E. TREXLER
Terry E. Trexler, Director

DATE: January 29, 2010	By:	/S/ RICHARD C. BARBERIE
Richard C. Barberie, Director

DATE: January 29, 2010	By:	/S/ ROBERT HOLLIDAY
Robert Holliday, Director

DATE: January 29, 2010	By:	/S/ ROBERT P. SALTSMAN
Robert P. Saltsman, Director

DATE: January 29, 2010	By:	/S/ THOMAS W. TREXLER
Thomas W. Trexler, Director

Exhibit Index

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. The Agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

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

i. Amendment to Stock Incentive Plan (filed as an exhibit to Nobility’s 10-K for the year ended November 1, 2008 and incorporated herein by reference).

	(c)	Revolving Credit Agreement dated April 18, 2001 with SunTrust Bank, a Georgia state-chartered bank (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

(i) Renewal to Revolving Letter of Credit Agreement with SunTrust Bank dated June 4, 2009 (filed herewith).

	(d)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

	(e)	Finance Revenue Sharing Agreement dated April 10, 2004 between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. (filed herewith).

*	Management Remuneration Plan.

	(f)	Loan and Security Agreement dated May 20, 2009, by and among Clayton Bank & Trust, Majestic 21 Partnership, 21st Mortgage Corporation, Majestic Homes, Inc. and the Company, as guarantor (filed herewith).

(i) Term Note dated May 20, 2009 in favor of Clayton Bank & Trust (filed herewith).

14.	Nobility’s Code of Ethics (filed as exhibit to Nobility’s Form 10-K for the fiscal year ended November 4, 2006 and incorporated herein by reference).

21.	Subsidiaries of Nobility.

23.1	Consent of McGladrey & Pullen, LLP

31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

	(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

	(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.