Form 10-Q
period 2010-05-01
NOBILITY HOMES INC
filed 2010-06-15
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ ;    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of June 15, 2010
Common Stock	4,056,144

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

(Unaudited)

	May 1, 2010	October 31, 2009
Assets
Current assets:
Cash and cash equivalents	$5,247,922	$3,995,167
Short-term investments	2,528,690	3,855,905
Accounts receivable	1,508,021	963,032
Inventories	15,864,419	15,679,969
Income tax receivable	771,027	976,130
Prepaid expenses and other current assets	315,406	362,161
Deferred income taxes	189,912	279,818

Total current assets	26,425,397	26,112,182

Property, plant and equipment, net	4,035,518	4,138,336
Long-term investments	2,239,521	2,252,419
Other investments	6,132,201	6,599,846
Deferred income taxes	803,223	572,099
Other assets	2,427,553	2,397,793

Total assets	$42,063,413	$42,072,675

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$172,572	$91,636
Accrued compensation	91,836	62,610
Accrued expenses and other current liabilities	192,693	240,539
Customer deposits	738,397	410,578

Total current liabilities	1,195,498	805,363

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,407,044	10,331,168
Retained earnings	39,358,537	39,897,911
Accumulated other comprehensive income (loss)	117,536	53,435
Less treasury stock at cost, 1,308,763 and 1,276,373 shares, respectively, in 2010 and 2009	(9,551,693)	(9,551,693)

Total stockholders’ equity	40,867,915	41,267,312

Total liabilities and stockholders’ equity	$42,063,413	$42,072,675

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009

Net sales	$3,708,529	$2,388,817	$7,001,403	$5,950,299

Cost of goods sold	(2,888,795)	(1,985,735)	(5,606,967)	(4,725,040)

Gross profit	819,734	403,082	1,394,436	1,225,259

Selling, general and administrative expenses	(1,056,662)	(1,287,324)	(2,042,957)	(2,629,324)

Operating loss	(236,928)	(884,242)	(648,521)	(1,404,065)

Other income (loss):
Interest income	61,676	91,043	129,345	214,838
Equity in earnings in joint venture—Majestic 21	—	46,433	11,404	91,733
Earnings from finance revenue sharing agreement	—	—	—	157,700
Equity in losses from investments in retirement community limited partnership	(194,825)	(121,126)	(450,049)	(188,037)
Miscellaneous	5,781	13,685	24,018	13,685

Total other income (loss)	(127,368)	30,035	(285,282)	289,919

Loss before provision for income taxes	(364,296)	(854,207)	(933,803)	(1,114,146)

Income tax benefit	162,267	347,767	394,429	484,558

Net loss	(202,029)	(506,440)	(539,374)	(629,588)

Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	30,809	8,498	47,455	(6,365)

Comprehensive loss	$(171,220)	$(497,942)	$(491,919)	$(635,953)

Weighed average number of shares outstanding:
Basic	4,056,144	4,065,708	4,056,144	4,072,228
Diluted	4,056,144	4,065,708	4,056,144	4,072,228

Loss per share:
Basic	$(0.05)	$(0.12)	$(0.13)	$(0.15)
Diluted	$(0.05)	$(0.12)	$(0.13)	$(0.15)

Cash dividends paid per common share	$—	$—	$0.25	$0.50

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended
	May 1, 2010	May 2, 2009
Cash flows from operating activities:
Net loss	$(539,374)	$(629,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	106,618	183,696
Amortization of bond premium/discount	42,889	40,397
Deferred income taxes	(179,893)	(59,521)
Equity in earnings in joint venture—Majestic 21	(11,404)	(91,733)
Distributions from joint venture—Majestic 21	29,000	83,500
Undistributed earnings from finance revenue sharing agreement	—	(157,700)
Distributions from finance revenue sharing agreement	—	157,700
Equity in losses from investments in retirement community limited partnerships	450,049	188,037
Increase in cash surrender value of life insurance	(29,760)	(29,759)
Stock base compensation	75,876	76,384
Other	—	59,665
Decrease (increase) in:
Accounts receivable	(544,989)	213,881
Inventories	(184,450)	(2,996,493)
Prepaid income taxes	—	438,398
Income taxes receivable	205,103	(901,731)
Prepaid expenses and other current assets	46,755	(32,616)
(Decrease) increase in:
Accounts payable	80,936	(144,947)
Accrued compensation	29,226	(127,496)
Accrued expenses and other current liabilities	(47,846)	(72,637)
Income taxes payable	—	—
Customer deposits	327,819	(457,626)

Net cash used in operating activities	(143,445)	(4,260,189)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,800)	(65,215)
Proceeds from sale of equity investment in limited partnerships	—	40,000
Proceeds from maturity of long-term investment	1,400,000	305,000

Net cash provided by investing activities	1,396,200	279,785

Cash flows from financing activities:
Payment of cash dividends	—	(1,018,669)
Purchase of treasury stock	—	(263,467)

Net cash used in financing activities	—	(1,282,136)

Increase (decrease) in cash and cash equivalents	1,252,755	(5,262,540)

Cash and cash equivalents at beginning of year	3,995,167	8,649,724

Cash and cash equivalents at end of quarter	$5,247,922	$3,387,184

Supplemental disclosure of cash flow information

Income taxes paid	$—	$40,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and six months ended May 1, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 1, 2010 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2009 Annual Report on Form 10-K.

2. Inventories

New home inventory is carried at the lower of cost or market value. The cost of finished home inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or market value. Pre-owned home inventory is carried at the lower of cost or market value. Each specific model’s market value is determined using the standards established by the NADA (National Automobile Dealers Association) manufactured housing cost guide book. This guidebook is HUD Title 1, Fannie Mae and Freddie Mac approved, and the Department of Veteran Affairs recognizes it for appraisal (cost approach) and review purposes. The Company compares the models’ market value to the NADA manufactured housing cost guide book on a quarterly basis or more often as facts and circumstances cause the Company to believe any changes in valuation have occurred. Other inventory costs are determined on a first-in, first-out basis. During fiscal year 2009, the Company set up a $300,000 reserve for potential losses associated with the refurbishing and reselling of pre-owned manufactured homes. Each quarter the reserve is re-evaluated based on the number of pre-owned manufactured homes in inventory. As of May 1, 2010, the reserve is $344,780.

	May 1, 2010	October 31, 2009

Raw materials	$418,729	$502,779
Work-in-process	57,924	16,030
Finished homes	7,209,402	8,347,620
Pre-owned manufactured homes (see Note 10)	8,347,713	6,896,680
Model home furniture and other	175,431	216,860

	16,209,199	15,979,969
Less reserve for pre-owned manufactured homes	(344,780)	(300,000)

Total inventories, net	$15,864,419	$15,679,969

3. Investments

Investments in “held-to-maturity” and “available-for-sale” debt and equity securities were as follows:

May 1, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-maturity securities (carried at amortized cost):	$4,411,830	$82,381	$—	$4,494,211

Available-for-sale securities (carried at fair value):
Equity securities in a public company	168,210	188,171	—	356,381

Total investments	$4,580,040	$270,552	$—	$4,850,592

October 31, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-maturity securities (carried at amortized cost):	$5,854,719	$112,875	$(69)	$5,967,525

Available-for-sale securities (carried at fair value):
Equity securities in a public company	168,210	85,395	—	253,605

Total investments	$6,022,929	$198,270	$(69)	$6,221,130

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

Contractual maturities of “held-to-maturity” debt securities were as follows:

	May 1, 2010		October 31, 2009

	Cost	Estimated Fair Value	Cost	Estimated Fair Value

Due in less than one year	$2,172,309	2,193,749	3,602,300	3,639,201
Due in 1 - 5 years	2,239,521	2,300,462	2,252,419	2,328,324

	$4,411,830	$4,494,211	$5,854,719	$5,967,525

There were no sales of “available-for-sale” securities during the three months ended May 1, 2010 or in fiscal year 2009.

A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	May 1, 2010	October 31, 2009

Available-for-sale equity securities	$356,381	$253,605
Held-to-maturity debt securities included in short-term investments	2,172,309	3,602,300

Total short-term investments	2,528,690	3,855,905
Held-to-maturity debt securities included in long-term investments	2,239,521	2,252,419

Total investments	$4,768,211	$6,108,324

4. Fair Value of Financial Investments

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair value of the Company’s short and long-term investments are as follows:

	May 1, 2010	October 31, 2009
Carrying amount	$4,768,211	$6,108,324
Fair value	$4,850,592	$6,221,130

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value at May 1, 2010:

	Level 1	Level 2	Level 3

Available for sale equity securities included in short-term investments	$356,381	$—	$—

As discussed in the Company’s Annual Report on Form 10-K, the Company is not required to account for their debt security investments at fair value as they are classified as held-to-maturity and therefore are not included in the above table.

5. Investments in Retirement Community Limited Partnerships

During fiscal year 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods). The investment was $2,360,000, which provided the Company with a 49% interest in this entity. During fiscal year 2008, Nobility Parks I, LLC has sold $825,250 of its ownership, which reduced the Company’s investment to a 31.9% interest. Walden Woods has a December 31st year-end and the Company has included the activity of Walden Woods through March 31, 2010 in the accompanying consolidated financial statements.

During fiscal year 2008, the Company also formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek). The investment was $4,030,000 and which provided the Company with a 49% interest in this entity. During fiscal year 2009, Nobility Parts II, LLC sold $40,000 of its ownership at cost, which reduced the Company’s investment to a 48.5% interest. Cypress Creek has a December 31st year-end and the Company has included the activity of Cypress Creek through March 31, 2010 in the accompanying consolidated financial statements.

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

The following is summarized financial information of Walden Woods and Cypress Creek as of March 31, 2010 and September 30, 2009*:

	March 31, 2010	September 30, 2009
Total Assets	$19,451,088	$20,594,321
Total Liabilities	$18,323,106	$18,434,936
Total Equity	$1,127,983	$2,159,385
Net Loss	$(474,925)	$(1,458,169)

*	Due to both Walden Woods and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter.

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

6. Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Beginning accrued warranty expense	$75,000	$184,000	$75,000	$184,000
Less: reduction for payments	(49,209)	(81,757)	(95,280)	(168,181)
Plus: additions to accrual	49,209	81,757	95,280	184,000

Ending accrued warranty expense	$75,000	$184,000	$75,000	$199,819

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

7. Stock Option Plan

On December 31, 2009, the Company issued 6,500 options to employees with a grant date fair value of $3.40 and life of six years.

8. Earnings Per Share

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009

Net loss	$(202,029)	$(506,440)	$(539,374)	$(629,588)

Weighted average shares outstanding:
Basic	4,056,144	4,065,708	4,056,144	4,072,228
Add: common stock equivalents	—	—	—	—

Diluted	4,056,144	4,065,708	4,056,144	4,072,228

Earnings (loss) per share:
Basic	$(0.05)	$(0.12)	$(0.13)	$(0.15)

Diluted	$(0.05)	$(0.12)	$(0.13)	$(0.15)

Options to purchase 86,327 shares of common stock at an average exercise price of approximately $23.31 per share were not included in the computation of diluted earnings per share for the three months ended May 1, 2010, because the effect of their exercise would have been anti-dilutive.

9. Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009

Manufactured housing	$3,620,467	$2,265,418	$6,827,095	$5,749,127
Insurance agent commissions	66,336	98,554	125,918	160,901
Construction lending operations	21,726	24,845	48,390	40,271

Total net sales	$3,708,529	$2,388,817	$7,001,403	$5,950,299

10. Commitments and Contingent Liabilities

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the note’s outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the required amount of security. As of May 1, 2010, the principal balance of the pool of loans securing the $4,199,700 Majestic 21 note payable was $5,251,206. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On May 1, 2010 there was approximately $660,000 in loan loss reserves or 3% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are audited and included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

Under the finance revenue sharing agreement, loans that are 30 days past due are considered to be delinquent. At May 1, 2010, 13.0%, or $9,528,975, of the loans in the portfolio subject to the finance revenue sharing agreement were delinquent. At May 1, 2010, there were loan loss reserves of 9% of the finance revenue sharing agreement’s loan portfolio, which, based on our historical recovery ratios, should be sufficient to cover our losses on delinquent loans and the disposition of related collateral. The joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. If the fair market value of the collateral is less than the purchase price, after combining the liquidation expense reserves carried by 21st Mortgage Corporation, the Company would book a loss at that time. The risk of loss is carried primarily by 21st Mortgage Corporation as evidenced by the loss reimbursement payment of up to 60% that the Company can use to cover any shortfall in the sales proceeds from the cost of buying the loan.

Since November 2008, the Company has been required to repurchase 100 homes totaling approximately $9,347,782 under its finance revenue sharing agreement. Of the 100 homes that were repurchased, 19 homes were related to loans originated from 2003-2005 and were repurchased for $1,201,375, and 81 homes were related to loans originated from 2006-2008 and were repurchased for $8,146,407. These homes and land have been included in pre-owned manufactured homes in inventory. To date, the Company has sold 23 of the repurchased homes for $1,624,907 and received $271,854 from 21st Mortgage Corporation for liquidation expenses. Due to the number of repurchased homes the Company has experienced under the finance revenue sharing agreement, the Company has set up a reserve of $344,780 for potential losses associated with the refurbishing and reselling of the repurchased homes. Each quarter the reserve is re-evaluated based on the number of pre-owned manufactured home in inventory.

The maximum future undiscounted payments the Company could be required to make under the finance revenue sharing agreement, as of May 1, 2010, is $72,302,138 in repurchase obligations, offset by payments from 21st Mortgage Corporation for the loss reserve reconciliation of at least $18,075,534 and the proceeds from the sale of the homes (the collateral). The fair value of the collateral, when combined with the amount of the reserve payment from the finance revenue sharing agreement reserve for loan losses account, has historically exceeded the amount of the defaulted loan resulting in no loss to the Company. However, if the real estate market further deteriorates, the Company could experience losses on the disposition of these delinquent loans.

Repurchase Agreements – The Company has only one repurchase agreement with a financial institution (floor plan lender) and that agreement is for only one manufactured housing dealer. As of May 1, 2010, the dealer had 13 of the Company’s homes on floor plan in 9 different manufacturing home communities. The contingent liability for each is home is based on the wholesale invoice price of the home-less the required curtailment from the floor plan lender that the dealer has paid per home. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and amounted to approximately $265,000 and $60,200 at May 1, 2010 and October 31, 2009, respectively. The Company applies FASB ASC 460-10, Guarantees, to account for its liability for repurchase commitments. Under the provisions of FASB ASC 460-10, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of FASB ASC 450, Contingencies, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a FASB ASC 450 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreements in the six months ended May 1, 2010 or the comparable period of 2009.

11. Subsequent Events

The Company repurchased approximately $944,000 in defaulted loans under the finance revenue sharing agreement during the month of May 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for the three and six months ended May 1, 2010 and May 2, 2009.

	Three Months Ended		Six Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009

Homes sold through Company owned sales centers	36	25	64	62
Homes sold to independent dealers	12	8	18	16
Total new factory built homes produced	35	19	62	53
Less: intercompany	23	11	44	37
Average new manufactured home price—retail	$68,866	$76,440	$71,357	$77,173
Average new manufactured home price—wholesale	$38,025	$42,436	$37,415	$41,057

As a percent of net sales:
Gross profit from the Company owned retail sales centers	17%	18%	16%	19%
Gross profit from the manufacturing facilities - including intercompany sales	12%	11%	7%	1%

For the three and six months ended May 1, 2010 and May 2, 2009 results are as follows: Total net sales in the second quarter of 2010 were $3,708,529 compared to $2,388,817 in the second quarter of 2009. Total net sales for the first six months of 2010 were $7,001,403 compared to $5,950,299 for the first six months of 2009.

Sales and operations for the second quarter of 2010, were adversely impacted by our country’s severe economic uncertainty and the low manufactured housing shipments in Florida, plus the overall decline in Florida and the nation’s housing market. Industry shipments in Florida for the period November 2009 through April 2010 were up approximately 13% from the same period last year. Lack of retail and wholesale financing, increasing unemployment and home foreclosures, slow sales of existing site-built homes, very low consumer confidence and a poor economic outlook for the U.S. economy are just a few of the challenges our country, our industry, and the Company faced. Management understands that during these very challenging economic times, maintaining the Company’s strong financial position is vital for future growth and success. Because of deteriorating business conditions and the lack of any clarity that today’s economic challenges will improve significantly, the Company will continue to evaluate Prestige’s fourteen retail model centers in Florida, along with all expenses within the Company and react in a manner consistent with maintaining our financial position. Although the overall housing picture, financial market and economy have declined significantly this past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. Job formation, immigration growth and migration trends, plus consumers returning to more affordable housing should favor Florida. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country and, because of the financial operating leverage inherent in the Company, we expect to out-perform the industry. For fiscal 2010, the country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the demand of our affordable homes to improve. The Company invested as a limited partner in two new Florida retirement manufactured home communities in fiscal year 2008. Although these investments will report non-cash losses in the initial fill-up stage, management believes that the new attractive and affordable manufactured home communities for senior citizens will be a growth area for Florida in the future.

Insurance revenues in the second quarter of 2010 were $66,336 compared to $98,554 in the second quarter of 2009. Total insurance revenues for the first six months of 2010 were $125,918 compared to $160,901 for the first six months of 2009. The decline in insurance agent commissions resulted from fewer new policies generated, because the decrease in the number of homes sold through the Prestige sales centers. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial, Inc. assists our customers in obtaining various insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. Mountain Financial, Inc. has no material commitments or contingencies. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at May 1, 2010 and October 31, 2009.

The construction lending operation provides financing to buyers who have been approved for financing by an independent third party and who are purchasing a home through the Company’s retail sales centers. A construction loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The income from construction lending operations in second quarter of 2010 was $21,726 compared to $24,845 in the second quarter of 2009 and was $48,390 for the first six months of 2010 compared to $40,271 for the first six months of 2009.

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

Gross profit as a percentage of net sales was 22% in second quarter of 2010 compared to 17% in second quarter of 2009 and was 20% for the first six months of 2010 compared to 21% for the first six months of 2009. In the second quarter of 2009 the expenses to temporary close the Belleview manufacturing facility and transfer the raw materials to the Ocala manufacturing facility along with the fixed overhead costs associated with the lower sales volume at the manufacturing facility and retail sales centers reduced gross profit margins.

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

Selling, general and administrative expenses as a percent of net sales was 28% in second quarter of 2010 compared to 54% in the second quarter of 2009 and was 29% for the first six months of 2010 compared to 44% for the first six months of 2009. The increase in selling, general and administrative expenses as a percent of net sales in fiscal year 2009, resulted from the fixed expenses directly related to the decreased sales at the Company’s manufacturing facilities, retail sales centers and the write-off of certain assets expenses of approximately $77,000 associated with the closing of a retail sales center.

The Company had no earnings from its joint venture, Majestic 21, in the second quarter of 2010 due to the increase in the monthly provision for credit losses. The Company earned $46,433 for the second quarter of 2009. For the first six months of 2010 the Company earned from Majestic 21 $11,404 compared to $91,733 for the first six months of 2009. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The primary assets of Majestic 21 are loans that were originated from 1997 until 2003. In 2003, the Company entered into a finance revenue sharing agreement with 21st Mortgage Corporation pursuant to which all loans originated from that point forward are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement as further discussed below. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs.

In accordance with the Company’s finance revenue sharing agreement with 21st Mortgage Corporation, the Company refers its customers to 21st Mortgage Corporation for financing on manufactured homes sold through the Company’s retail sales centers. Under the finance revenue sharing agreement, the Company has agreed to repurchase any repossessed homes and related collateral from 21st Mortgage Corporation that were financed under the agreement. The repurchase price is the remaining loan balance (plus 21st Mortgage Corporation’s legal fees). If the loan included a mortgage on the land, the Company receives the land in addition to the home. If the loan only had the home as collateral, the Company only gets the home and is required to move it off the location where it was previously sited. After the Company re-sells the homes, the Company receives the full proceeds from the sale of the home, plus a reimbursement from 21st Mortgage Corporation for liquidation expenses. The reimbursement covers the Company’s cost of transporting homes, repairing homes to resale condition, remarketing homes and all other liquidation expenses. The Company and 21st Mortgage Corporation have agreed that the reimbursement for: (a) a home only repurchase will not exceed 60% of the Company’s purchase price nor will it be less than 40% of the Company’s repurchase price; and (b) a home and land repurchase will not exceed 45% of the Company’s purchase price nor will it be less than 25% of the Company’s purchase price. Due to the number of repurchased homes the Company has experienced under the finance revenue sharing agreement, the Company has set up a reserve of $344,780 for potential losses associated with the refurbishing and reselling of the repurchased homes. Each quarter the reserve will be re-evaluated based on the number of pre-owned manufactured homes in inventory. The Company is repurchasing the collateral consisting of either the home or home and land for the amount of the loan receivable (not including accrued interest) carried by 21st Mortgage Corporation. The positive impact upon results of operations from the re-sale of the collateral for defaulted loans has been approximately $162,818 from the 15 re-sales during the first six months of 2010.

The Company did not receive a distribution in the first six months of 2010 from the finance revenue sharing agreement as compared to $157,700 in the first six months of 2009. To the extent that the finance revenue sharing agreement has reserves in excess of the minimum reserve (as required to be maintained), those funds are available for distribution. The minimum reserve is determined by a formula and the higher the delinquency of the loan portfolio the more that is needed in the minimum reserve. The loan delinquencies had increased to the point that there was not enough excess reserve to warrant a distribution due to the higher delinquency in the loan portfolio. At May 1, 2010, 13% or $9,528,975, of loans in the portfolio subject to the finance revenue sharing agreement were delinquent. The reserve for loan losses is held by 21st Mortgage Corporation and does not appear on the Company’s books. Included in the reserve is the cost of refurbishing and reselling the repurchased and foreclosed homes. All of the earnings of the loans originated under the finance revenue sharing agreement go to the reserve account. If this reserve amount is greater than the minimum required reserve, a distribution can be made. If the delinquencies in the loan portfolio rises, the required minimum reserve rises, and could equal or exceed the reserve amount. In this case, no amount would be available for distribution.

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

The Company earned interest on cash, cash equivalents and short and long-term investments in the amount of $61,676 for the second quarter of 2010 compared to $91,043 for the second quarter of 2009. For the first six months of 2010 interest earned on cash, cash equivalents and short and long-term investments were $129,345 compared to $241,838 in the first six months of 2009. The decreased interest income was primarily due to a decrease in the amount of cash, cash equivalents and long-term investments and in the lower variable rate portion of our cash and cash equivalents balances.

The Company reported losses from investments in these retirement community limited partnerships in the amount of $194,825 for the second quarter of 2010 compared to $121,126 for the second quarter of 2009. For the first six months of 2010 the Company reported losses of $450,049 compared to $188,037 in the first six months of 2009. Although these investments will report losses in the initial fill-up stage, management believes that new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

As a result of the factors discussed above, losses for the second quarter of 2010 were $202,029 or $0.05 per share compared to losses of $506,440 or $0.12 per share for the second quarter of 2009. For the first six months of 2010 losses were $539,374 or $0.13 per share compared to losses of $629,588 or $0.15 per share in the second quarter 2009.

Liquidity and Capital Resources

Cash and cash equivalents were $5,247,922 at May 1, 2010 compared to $3,995,167 at October 31, 2009. Short and long-term investments were $4,768,211 at May 1, 2010 compared to $6,108,324 at October 31, 2009. The increase in cash and cash equivalents and decrease in short and long-term investments was due the maturity of two bonds in the second quarter of 2010. Working capital was $25,229,899 at May 1, 2010 as compared to $25,306,819 at October 31, 2009. Nobility owns the entire inventory for its Prestige retail sales centers and does not incur any third party floor plan financing expenses.

Accounts payable at May 1, 2010 was $172,572 compared to $91,636 at October 31, 2009 due to the increased production at the manufacturing plant. Accrued compensation at May 1, 2010 was $91,836 compared to $62,610 at October 31, 2009. Since accrued compensation consists largely of sales commissions, bonuses and accrued salaries the increase in accrued compensation was primarily due to the increase in accrued salaries in second quarter of 2010 compared to fourth quarter of 2009. Accrued expenses and other current liabilities at May 1, 2010 was $192,693 compared to $240,539 at October 31, 2009. The decrease in accrued expenses and other liabilities is primarily due to the decrease in the number of retail sold homes pending closing. Customer deposits increased to $738,397 at May 1, 2010 compared to $410,578 at October 31, 2009 due to retail customers waiting construction approvals.

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

Nobility maintains a revolving credit agreement with a bank providing for borrowing up to $4,000,000. At May 1, 2010 and October 31, 2009 and there were no amounts outstanding under this agreement. The Company has experienced no credit rating downgrades which would have an impact on our ability to draw on our revolving credit agreement. On June 4, 2009, the Company renewed the $4 million unsecured revolving credit agreement which expired on May 30, 2010, and management is in negotiation to renew the line of credit.

We do not plan to incur any expenditures in fiscal year 2010 for the purchase of any of our current retail sales centers.

The expenditures associated with defaulted loans is highly related to the unemployment rate in our market area and the length and severity of the recession, in addition to how quickly the Company can resell the foreclosed homes. The finance revenue sharing agreement still has a significant loan loss reserve of over $6 million on the portfolio of $72 million in loans. Based on the current level of sales, construction loans should not exceed $1,000,000. The Company could be required to repurchase several million dollars more of defaulted loans during the remainder of fiscal year 2010 depending upon delinquency and foreclosure rates. The Company has repurchased approximately $2,551,822 in additional defaulted loans under the finance revenue sharing agreement since October 31, 2009.

Under the finance revenue sharing agreement, loans that are 30 days past due are considered to be delinquent. At May 1, 2010, 13%, or $9,528,975, of the loans in the portfolio subject to the finance revenue sharing agreement were delinquent compared to 14%, or $10,718,841, at October 31, 2009. At May 1, 2010, there were loan loss reserves of 9% of the finance revenue sharing agreement’s loan portfolio, which, based on our historical recovery ratios, should be sufficient to cover our losses on the disposition of delinquent loans. If the fair market value of the collateral is less than the purchase price, after combining the liquidation expense reserves carried by 21st Mortgage Corporation, the Company would book a loss at that time. The risk of loss is carried primarily by 21st Mortgage Corporation as evidenced by the loss reimbursement payment of up to 60% that Prestige can use to cover any shortfall in the sales proceeds from the cost of buying the loan.

The maximum future undiscounted payments the Company could be required to make under the finance revenue sharing agreement, as of May 1, 2010 is $72,302,138 in repurchase obligations, offset by payments from 21st Mortgage Corporation for the loss reserve reconciliation of at least $18,075,534 and the proceeds from the sale of the homes (the collateral).

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

The significant decline in gross profit, negative cash flows, net operating losses and the repurchase of defaulted loans under the finance revenue sharing agreement should not impact our ability to continue operations through fiscal year 2010 because of our current cash and investment balances on hand and strong working capital. We will continue to monitor and eliminate all unnecessary expenses.

Critical Accounting Policies and Estimates

The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

Revenue Recognition

The Company recognizes revenue from its retail sales upon the occurrence of all the following:

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at May 1, 2010 or October 31, 2009.

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

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity 21st Mortgage Corporation. We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FIN 46R. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,959,160 as of May 1, 2010 and $1,976,755 as of October 31, 2009. However, based on management’s evaluation, there was no impairment of this investment at May 1, 2010 or October 31, 2009.

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

The Majestic 21 joint venture is a loan portfolio that is owned 50% by 21st Mortgage Corporation and 50% by the Company. The primary assets are loans that were originated from 1997 until 2003. In 2003, the Company entered into a finance revenue sharing agreement with 21st Mortgage Corporation and all loans originated from that point forward, are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs. At May 1, 2010, there was $600,000 in loan loss reserves or 3% of Majestic 21’s loan portfolio. The Majestic 21 joint venture is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is consolidated into 21st Mortgage Corporation’s financial statements which are audited and included in the financial statements of its ultimate parent, which is a public company. Management believes the loan loss reserves are reasonable based upon its review of the Majestic 21 joint venture’s financial statements and loan loss experiences to-date.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 1, 2010, we are not involved in any material unconsolidated VIE transactions (other than the Company’s investments in Majestic 21, the Finance Revenue Sharing Agreement and Retirement Community Limited Partnerships).

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

Changes in internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

NOBILITY HOMES, INC.

DATE: June 15, 2010	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 15, 2010	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: June 15, 2010	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer