Form 10-K
period 2010-11-06
NOBILITY HOMES INC
filed 2011-05-19
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 6, 2010

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant (1,435,284 shares) based on the closing price on the NASDAQ Global Market on May 1, 2010 (the last business day of the most recent second quarter) was approximately $14,367,193.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding May 11, 2011
Common Stock	4,056,144

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
N/A

PART I

Item 1.	Description of Business

Nobility Homes, Inc., a Florida corporation incorporated in 1967, designs, manufactures and sells a broad line of manufactured and modular homes through a network of its own retail sales centers throughout Florida. Nobility also sells its manufactured homes on a wholesale basis to independent manufactured home retail dealers and manufactured home communities.

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

Nobility’s Ocala manufacturing plant operated at an average of approximately 14% of their single shift capacity in fiscal year 2010 and 8% in fiscal year 2009. The Belleview plant closed in 2009 and operations were consolidated with the Ocala plant.

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

Retail Sales

Prestige Home Centers, Inc. operates 12 retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 89% and 88% of Nobility’s sales during fiscal year 2010 and 2009, respectively.

Each of Prestige’s retail sales centers is located within 350 miles of Nobility’s manufacturing facility. Prestige owns the land at five of its retail sales centers and leases the remaining 7 retail sales centers from unaffiliated parties under leases with terms between one and three years with renewal options.

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

Prestige does not itself finance customers’ new home purchases, but since 1997, Nobility has partnered with 21st Mortgage Corporation to provide financing to retail customers purchasing homes from Prestige. Additionally, financing for home purchases has historically been available from several other independent sources that specialize in manufactured housing lending and numerous banks that finance manufactured home purchases. However, such financing has not been readily available in recent years due to the downturn in the Florida housing market. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources, except 21st Mortgage Corporation. As a condition to the finance revenue sharing agreement, the Company has agreed to repurchase homes from defaulted loans which were financed under the agreement. Upon disposition of the homes, the Company will receive a payment from the finance revenue sharing agreement reserve account, of no less than 25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes. The Company believes that the revenue sharing agreement reserve account carried on the books of 21st Mortgage Corporation which provides for the payments above more than offsets the fair value of any ASC 460 liability that might arise under the agreement. Due to the number of repurchased homes the Company has experienced in fiscal year 2010 and 2009 under the finance revenue sharing agreement, the Company has increased its inventory valuation reserve to $402,994 in 2010 from $300,000 in 2009 for potential losses associated with the refurbishing and reselling of the repurchased homes. Since 2004, Nobility has engaged in a finance revenue sharing arrangement between 21st Mortgage Corporation, Prestige and Nobility’s wholly-owned subsidiary, Majestic Homes, Inc. without forming a separate entity. For more information about the revenue sharing arrangement, see Note 5 of “Notes to Consolidated Financial Statements”. In the future, Nobility may explore the possibility of underwriting its own mortgage loans.

In fiscal year 2008, the Company formed two limited liability companies called Nobility Parks I, LLC and Nobility Parks II, LLC to invest in new Florida retirement manufactured home communities. Nobility Parks I, LLC has invested in Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida, and Nobility Parks II, LLC has invested in CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. These investments will provide the Company with 31.9% of the earnings/losses of the 236 residential lots in Walden Woods and 48.5% of the earnings/losses of the 403 residential lots in Cypress Creek. See Note 5 of “Notes to Consolidated Financial Statements.”

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

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which lead us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations for fiscal years 2010 and 2009. Mountain Financial, Inc.’s insurance revenues were approximately $249,000 and $280,000 in fiscal year 2010 and 2009, respectively.

The construction lending operations provides financing to buyers who have been approved for financing by an independent third party who are purchasing a home through the Company’s retail sales centers. Such a loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The construction lending operations revenues in fiscal year 2010 was approximately $81,000 compared to $62,000 in fiscal year 2009.

Mountain Financial acted as the warehouse lender for a mortgage lender who was financing two of Prestige retail customers in the amount of $193,445. The warehouse loan from Mountain would be repaid when the mortgage lender sold the loans to a wholesale lender. The mortgage lender went out of business and never completed the sale of the loans. Mountain is in the process of selling the notes to a wholesale lender. The retail customers are currently making monthly payments to Mountain Financial.

Wholesale Sales to Manufactured Home Communities

Nobility currently sells its homes on a wholesale basis exclusively through two full-time salespersons to approximately 30 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers. No customer accounted for more than 10% of Nobility’s total sales in fiscal years 2010 or 2009. In fiscal year 2008, the Company invested as a limited partner in two new Florida retirement manufactured home communities. Management’s belief is that new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future.

Dealers generally obtain inventory financing from financial institutions (usually banks and finance companies) on a “floor plan” basis where the financial institution obtains a security interest in all or part of the dealer’s manufactured home inventory. Nobility, from time-to-time, enters into repurchase agreements with the lending institutions which provide that, in the event of a dealer’s default, Nobility will, at the lender’s request, repurchase the home provided that Nobility’s liability will not exceed the manufacturer’s invoice price and that the repurchased home is new and unused. Generally, the repurchase agreement expires within 18 – 24 months after a home is sold to the dealer and the repurchase price is limited to between 70% to 100% of the original invoice price to the dealer depending on the length of time that has expired since the original sale. The repurchase is usually conditioned upon the dealer’s insolvency and presentation of the unit back to the Company. Any losses incurred as a result of such repurchases would be limited to the difference between the repurchase price and the subsequent resale value of the home repurchased. Nobility was not required to repurchase any homes during fiscal years 2010 and 2009. For additional information, see Note 15 of “Notes to Consolidated Financial Statements”. Nobility does not finance retail sales of new homes for customers of its independent dealers.

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

Competition

The manufactured home industry is highly competitive. The initial investment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry in the business vary from state to state. The bond requirement for Florida is $50,000. Nobility competes directly with other manufacturers, some of whom are both considerably larger and possess greater financial resources than Nobility. Nobility estimates that of those 45 manufacturers selling in the state, approximately 15 manufacture homes of the same type as Nobility and compete in the same market area. Nobility believes that it is generally competitive with most of those manufacturers in terms of price, service, warranties and product performance.

According to statistics compiled by Statistical Surveys, Inc. from records on file with the State of Florida, Prestige has been one of the largest retail dealers of multi-section manufactured homes in Florida since 1994, based on number of home sales.

Employees

As of January 7, 2011, Nobility had 94 full-time employees, including 37 employed by Prestige. Approximately 32 employees are factory personnel compared to approximately 20 in such positions a year ago and 62 are in management, administrative, supervisory, sales and clerical positions (including 34 management and sales personnel employed by Prestige) compared to approximately 82 a year ago. In addition, Nobility employs part-time employees when necessary.

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

As of November 6, 2010, Nobility owns two manufacturing plants:

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

[2]

Nobility’s Belleview is a 33,500 square foot plant which is of metal and concrete construction. The property is in good condition and requires little maintenance. The Belleview manufacturing plant has been temporarily closed and its operations have been consolidated into the Ocala manufacturing plant in the second quarter of 2009 due to the reduction in our current manufacturing operations. Subsequent to fiscal 2010 year end, the Company has leased the Belleview plant for a two year period beginning in February 2011.

Prestige owns the properties on which it’s Pace, Panama City, Yulee, Punta Gorda and Ocala North, Florida retail sales centers are located. Prestige leases the property for its other 7 retail sales centers.

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

Market Information

Nobility’s common stock is listed on the NASDAQ Global Market under the symbol NOBH. The following table shows the range of high and low sales prices for the common stock for each fiscal quarter of 2010 and 2009.

	Fiscal Year End
Fiscal Quarter	November 6, 2010		October 31, 2009
	High	Low	High	Low

1st	$10.12	$9.77	$13.00	$7.30
2nd	10.28	10.08	10.05	7.03
3rd	9.37	9.18	11.44	8.25
4th	9.38	9.25	12.40	8.20

Holders

At February 28, 2011, the approximate number of holders of record of common stock was 182 (not including individual participants in security position listings).

Dividends

The Board of Directors declared no annual cash dividend for fiscal years 2010 and 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the fiscal year ended November 6, 2010. For further information, see Note 13 of “Notes to Consolidated Financial Statements”.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	120,110	$22.34	178,650

Equity compensation plans not approved by security holders	None	—	—

Total	120,110	$0.00	178,650

Recent Sales of Unregistered Securities

Nobility has not sold any securities within the past three years which were not registered under the Securities Act.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2010 and 2009, Nobility’s product mix was affected by the number of “Special Edition” homes marketed by Prestige and by consumer demand for smaller, less expensive homes. Most family buyer’s today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement buyers who reside in the manufactured housing communities.

Nobility’s joint venture and finance revenue sharing agreement with 21st Mortgage Corporation provides mortgage financing to retail customers who purchase Nobility’s manufactured homes at Prestige retail sales centers. These agreements, under which loans are originated and serviced, have given Prestige more control over the financing aspect of the retail home sales process and allowed it to offer better services to its retail customers. Management believes that these agreements give Prestige an additional potential for profit by providing finance products to retail customers. In addition, management believes that Prestige has more input in the design of unique finance programs for prospective homebuyers, and that the joint venture has resulted in more profitable sales at its Prestige retail sales centers. For more information about the finance revenue sharing agreement, see Note 5 of “Notes to Consolidated Financial Statements”. In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.

In December 2008, 21st Mortgage Corporation advised the Company that 21st Mortgage Corporation’s parent company had decided not to provide any additional funding for loan originations at that time. The Company owns a 50% interest in Majestic 21, a joint venture with 21st Mortgage Corporation. The decision by the parent company of 21st Mortgage Corporation to not provide additional capital to support the lending operation required us to consider seeking capital from alternative sources. The Company has been able to sign dealer agreements with additional lenders who provide financing for our homes. In the third quarter of fiscal year 2009, Majestic 21 secured $5,000,000 in financing from a commercial bank. The Company guarantees 50% of this financing. Both of these additional sources of funding have been sufficient to fund our loan originations to date allowing us to fund loans without interruption. Subsequent to our 2009 fiscal year end, 21st Mortgage Corporation announced that their parent company had agreed to provide additional capital to fund loan originations, which will be available when Majestic 21 has fully lent the proceeds from the $5,000,000 commercial loan.

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

The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 6, 2010 consisted of fifty-three week periods and year ended October 31, 2009 consisted of fifty-two week periods.

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended November 6, 2010 and October 31, 2009.

	2010	2009
Homes sold through Company owned sales centers	147	117
Homes sold to independent dealers	39	27
Total new factory built homes produced	137	100
Less: intercompany	98	73
Average new manufactured home price - retail	$68,880	$77,748
Average new manufactured home price - wholesale	$35,389	$40,506

As a percent of net sales:
Gross profit from the Company owned retail sales centers	16%	19%
Gross profit from the manufacturing facilities - including intercompany sales	12%	8%

For fiscal years ended November 6, 2010 and October 31, 2009 results are as follows. Total net sales in fiscal year 2010 were $14,861,682 compared to $11,869,333 in fiscal year 2009.

Sales and operations for fiscal year 2010, although improved, continued to be adversely impacted by our country’s economic uncertainty and the low manufactured housing shipments in Florida, plus the overall weakness in Florida and the nation’s housing market. Industry shipments in Florida for the period November 2009 through October 2010 were up approximately 11% from the same period last year. Even though Nobility’s sales, gross profit as a percentage of net sales, selling, general and administrative expenses improved, the Company’s low sales volume made it difficult to report meaningful results for fiscal 2010. Continued lack of retail and wholesale financing, very high unemployment and home foreclosures, slow sales of existing site-built homes, low consumer confidence and a poor economic outlook for the U.S. and Florida’s economy are just a few of the on-going challenges the Company faced. While management has not seen decisive improvement in these challenges brought about by the tumultuous events of 2008 and 2009, some slight progress has emerged for the nation’s economy. Although the overall housing picture, credit market and economy have not improved measurably during the past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. Job formation, immigration growth and migration trends, plus consumers returning to more affordable housing should favor Florida. The Baby Boomer generation began to turn 65 in January 2011 and by 2030 the number of Americans 65 and over is predicted to almost double. This trend coupled with the end of the free spending credit-driven years, Nobility’s 44 years in the Florida market, and consumers’ increased need for more affordable housing should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country. For fiscal 2011, the country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the demand of our affordable homes to improve significantly. Management understands that during this very complex economic environment, maintaining the Company’s strong financial position is vital for future growth and success. Because of the poor business conditions in our market area and the lack of any clarity as to when today’s economic challenges will improve measurably, the Company will continue to evaluate Prestige’s twelve retail model centers in Florida, along with all expenses within the Company and react in a manner consistent with maintaining our financial position.

The Company invested as a limited partner in two new Florida retirement manufactured home communities in fiscal year 2008. Although these investments will report non-cash losses in the initial fill-up stage, management believes that the new attractive and affordable manufactured home communities for senior citizens will be a growth area for Florida in the future.

Nobility Homes, Inc. has specialized for 44 years in the design and production of quality, affordable manufactured homes at its plant located in central Florida. With twelve Company retail sales centers, a finance company joint venture, an insurance subsidiary, and an investment in two new affordable retirement manufactured home communities, Nobility is the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in fiscal year 2010 were $248,624 compared to $279,972 in fiscal year 2009. The decline in insurance agent commissions resulted from a decline in new policies written and renewals. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial assists our customers in obtaining various insurance and extended warranties coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. Mountain Financial, Inc. has no material commitments or contingencies. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 6, 2010 and October 31, 2009.

The construction lending operations provide financing to buyers who have been approved for financing by an independent third party and who are purchasing a home through the Company’s retail sales centers. Such a loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The revenues from the construction lending operations in fiscal year 2010 were $80,790 compared to $61,842 in fiscal year 2009.

Mountain Financial acted as the warehouse lender for a mortgage lender who was financing two of Prestige retail customers in the amount of $193,445. The warehouse loan from Mountain would be repaid when the mortgage lender sold the loans to a wholesale lender. The mortgage lender went out of business and never completed the sale of the loans. Mountain is in the process of selling the notes to a wholesale lender. The retail customers are currently making a monthly payment to Mountain Financial.

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

Gross profit as a percentage of net sales was 20.3% in fiscal year 2010 compared to 19.8% in fiscal year 2009. The increase in gross profit as a percentage of net sales was primarily due to increased sales at the Company’s manufacturing facilities and retail sales centers, although the reserve established for potential losses associated with the refurbishing and re-selling of the repossessions increased $102,994 to $402,994 for fiscal year 2010. The expenses to temporarily close the Belleview manufacturing facility (see Liquidity and Capital Resources) and transfer the raw materials to the Ocala manufacturing facility, the number of repossessions that the Company has experienced over the past fiscal year related to its finance revenue sharing agreement, the $300,000 inventory valuation reserve established for potential losses associated with the refurbishing and re-selling of the repossessions and the fixed overhead costs associated with the lower sales volume at the manufacturing facility and retail sales centers were the primary reason gross profit margins were lower in fiscal year 2009.

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

Selling, general and administrative expenses as a percent of net sales was 26.0% in fiscal year 2010 compared to 38.6% in fiscal year 2009. In spite of closing three retail sales centers in fiscal year 2010 and the write-off of certain capitalized assets, selling, general and administrative expenses as a percent of net sales declined due to the fixed expenses directly related to the increased sales at the Company’s manufacturing facilities and retail sales centers in fiscal year 2010. The higher selling, general and administrative expenses as a percent of net sales in fiscal year 2009 resulted from the fixed expenses directly related to the decreased sales at the Company’s manufacturing facilities and retail sales centers, the closing of three retail sales centers and the write-off of certain capitalized assets (see Liquidity and Capital Resources).

The Company earned $18,549 from its joint venture, Majestic 21, in fiscal year 2010 compared to $183,901 in fiscal year 2009. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The primary assets are loans that were originated from 1997 until 2003. In 2003, the Company entered into a finance revenue sharing agreement with 21st Mortgage Corporation and all loans originated from that point forward, are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement as further discussed below. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs.

In accordance with the Company’s finance revenue sharing agreement with 21st Mortgage Corporation, the Company refers its customers to 21st Mortgage Corporation for financing on manufactured homes sold through the Company’s retail sales centers. Under the finance revenue sharing agreement, the Company has agreed to repurchase from 21st Mortgage Corporation any repossessed homes and related collateral that was financed under the agreement. The repurchase price is the remaining loan balance (plus 21st Mortgage Corporation’s legal fees). If the loan included a mortgage on the land, the Company receives the land in addition to the home. If the loan only had the home as collateral, the Company only gets the home and is required to move it off the location where it was previously sited. After the Company re-sells the homes, the Company receives the full proceeds from the sale of the home, plus a reimbursement from 21st Mortgage Corporation for liquidation expenses. The reimbursement covers the Company’s cost of transporting homes, repairing homes to resale condition, remarketing homes and other liquidation expenses. The Company and 21st Mortgage Corporation have agreed that the reimbursement for: (a) a home only repurchase will not exceed 60% of the Company’s purchase price nor will it be less than 40% of the Company’s repurchase price; and (b) a home and land repurchase will not exceed 45% of the Company’s purchase price nor will it be less than 25% of the Company’s purchase price. “The Company believes that the revenue sharing agreement reserve account carried on the books of 21st Mortgage Corporation which provides for the payments above more than offsets the fair value of any ASC 460 liability that might arise under the agreement.” Due to the number of repurchased homes the Company has experienced in fiscal year 2010 and 2009 under the finance revenue sharing agreement, the Company has increased its inventory valuation reserve to $402,994 in 2010 from $300,000 in 2009 for potential losses associated with the refurbishing and reselling of the repurchased homes. The Company is repurchasing the collateral consisting of either the home or home and land for the amount of the loan receivable (not including accrued interest) carried by 21st Mortgage Corporation. The positive impact upon results of operations from the re-sale of the collateral for defaulted loans has been approximately $250,832 which includes commission income of $206,434 in fiscal year 2010 and $93,900 which includes commission income of $51,021 in fiscal year 2009. There were 28 re-sales during fiscal year 2010 and 7 re-sales in fiscal year 2009.

The Company earned $157,700 for fiscal year 2009 from the finance revenue sharing agreement with 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. To the extent that the finance revenue sharing agreement has reserves in excess of the minimum reserve (as required to be maintained), those funds are available for distribution. The minimum reserve is determined by a formula based on the delinquency rate and the higher the delinquency rate of the loan portfolio the more that is needed in the minimum reserve. During the fiscal year 2010 and second, third and fourth quarters of 2009, the loan delinquencies had increased to the point that there was not enough excess reserve to warrant a distribution. The reserve for loan losses of approximately $6,541,000 is held by 21st Mortgage Corporation and does not appear on the Company’s books. Included in the reserve is the cost of refurbishing and reselling the repurchased and foreclosed homes. All of the earnings of the loans originated under the finance revenue sharing agreement go to the reserve account. If this reserve account balance is greater than the minimum required reserve, a distribution can be made. If the delinquency rate in the loan portfolio increases requiring an increase in the required minimum reserve to an amount that is equal to or exceeds the reserve amount, then no amount would be available for distribution.

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

The Company earned interest on cash, cash equivalents and short- and long-term investments in the amount of $254,010 in fiscal year 2010 compared to $391,289 in fiscal year 2009. The decreased interest income was primarily due to a decrease in the amount of cash, cash equivalents and long-term investments and in the lower variable rate portion of our cash and cash equivalents balances.

The Company reported losses from investments in the retirement community limited partnerships in the amount of $942,352 in fiscal year 2010 compared to $682,831 in fiscal year 2009. Although these investments will report losses in the initial fill-up stage, management believes that new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future. Because of a dispute on the refinancing terms on one of the Florida retirement manufactured home communities, Walden Woods, with the current mortgage lender, the General Partner sought bankruptcy protection in August 2010. Final resolution of the dispute is pending bankruptcy court approval.

The projected tax effect of tax positions arising in the current year have been reflected as a component of the estimated annual effective tax rate for the interim period. In that regard, the Company has recognized $200,000 in benefits due to the statute of limitations expiring on uncertain tax positions previously recognized as a liability on the Company’s consolidated financial statements.

As a result of the factors discussed above, losses in fiscal year 2010 were $795,132 or $0.20 per share and in fiscal year 2009 were $1,051,843 or $0.26 per share.

Liquidity and Capital Resources

Cash and cash equivalents were $8,225,232 at November 6, 2010 compared to $3,995,167 at October 31, 2009. The increase in cash and cash equivalents was primarily due to the proceeds from maturity of long-term investments. Short and long-term investments were $2,538,598 at November 6, 2010 compared to $6,108,324 at October 31, 2009. The decrease in short and long-term investments was primarily due to the maturity of some of the bonds in the investment portfolio. Working capital was $26,916,120 at November 6, 2010 as compared to $25,306,819 at October 31, 2009. Nobility owns the entire inventory for its Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and does not incur any third party floor plan financing expenses.

Accounts payable at November 6, 2010 was $220,635 compared to $91,636 at October 31, 2009. The increase in accounts payable was primarily due to a increase in materials purchased since the number of homes produced in fourth quarter of 2010 at the Company’s manufacturing facility increased by 90% percent from fourth quarter of 2009. Accrued compensation at November 6, 2010 was $114,478 compared to $62,610 at October 31, 2009. Since accrued compensation consists largely of sales commissions and bonuses, the increase in accrued compensation was primarily due to the 32% increase in the number of homes sold at the Company’s retail sales centers in fourth quarter of 2010 compared to fourth quarter of 2009. Accrued expenses and other current liabilities at November 6, 2010 was $209,787 compared to $240,539 at October 31, 2009. The decrease in accrued expenses and other liabilities is primarily due to the decrease in the average retail selling price. Customer deposits increased to $554,991 at November 6, 2010 from $410,578 at October 31, 2009 due to the slight increase in the number of sold retail homes on customers’ sites awaiting completion.

The Belleview manufacturing plant was consolidated into the Ocala manufacturing plant in the second quarter of 2009, because of the poor economic conditions in Florida and the rest of the United States and no immediate improvement of either in sight. The Company was not selling enough manufactured homes to justify keeping both plants open. The Company was able to transfer the raw material inventory to the Ocala plant and use it in producing the Belleview plant’s models in our Ocala plant. Most members of the Belleview plant’s management team and several of the employees were integrated into the Ocala plant. The cost to close the Belleview plant was approximately $10,000 and the ongoing cost for insurance, taxes, and minimum utilities is approximately $16,000 per quarter. Subsequent to fiscal 2010 year end, the Company has leased the Belleview plant for a two year period beginning in February 2011. If business conditions improve to the point that the Ocala plant production is at or near capacity, the Company would reopen the Belleview plant.

There were three retail model centers closed in fiscal year 2010 located in Tallahassee, Lake City and Jacksonville, Florida and two closed in fiscal year 2009 located in Ft Walton and Ocala, Florida. The inventory was transported to other retail model centers with the close down costing approximately $34,000 per model center and no on-going cost associated with the locations closed. There was approximately $23,000 in fiscal year 2010 and $60,000 in fiscal year 2009 in other assets written off relating to the Jacksonville model center in 2010 and the Ft. Walton model center in 2009. The Ocala model center had $16,000 in land improvements written off in fiscal year 2009.

Dividends are determined annually by the Board of Directors and are based on the profitability of the Company. Management did not recommend to the Board that a dividend be paid based on the results in fiscal years 2010 and 2009. On January 12, 2009 Nobility paid an annual cash dividend of $0.25 per common share or an aggregate of $1,018,669 for fiscal year 2008.

Nobility did not repurchase any of its common stock in the open market during fiscal year 2010. The Company repurchased in the open market 32,390 shares of its common stock for $263,467 during fiscal year 2009. The Company’s Board of Directors has authorized the purchase of up to 200,000 shares of the Company’s stock in the open market.

Nobility maintained a revolving credit agreement with a major bank providing for borrowing up to $4,000,000. At October 31, 2009 there were no amounts outstanding under this agreement. The Company has experienced no credit rating downgrades which would have an impact on our ability to draw on our revolving credit agreement. The $4 million unsecured revolving credit agreement expired on May 30, 2010.

We do not plan to incur any expenditure in fiscal year 2011 for the purchase of any of our current retail sales centers since we have no plan to purchase any of our leased centers in fiscal year 2011. The expenditures associated with defaulted loans are highly related to the unemployment rate in our market area and the length and severity of the recession, in addition to how quickly the Company can resell the foreclosed homes. Our joint venture still has a significant loan loss reserve of over $6 million on the portfolio of $72 million in loans. Based on the current level of sales, construction loans should not exceed $1,000,000. The Company could be required to repurchase several million dollars more of defaulted loans during the remainder of fiscal year 2011 depending upon delinquency and foreclosure rates. The Company has repurchased approximately $1,496,232 in additional defaulted loans under the finance revenue sharing agreement since November 6, 2010.

Under the finance revenue sharing agreement, loans that are 30 days past due are considered to be delinquent. At November 6, 2010, 14.3%, or $10,224,692, of the loans in the portfolio subject to the finance revenue sharing agreement were delinquent. At November 6, 2010, there were loan loss reserves of 8.98% of the finance revenue sharing agreement’s loan portfolio, which, based on our historical recovery ratios, should be sufficient to cover our losses on the disposition of delinquent loans. The joint venture, Majestic 21, is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. If the fair market value of the collateral is less than the purchase price, after combining the liquidation expense reserves carried by 21st Mortgage Corporation, the Company would book a loss at that time. The risk of loss is carried primarily by 21st Mortgage Corporation as evidenced by the loss reimbursement payment of up to 60% that Prestige can use to cover any shortfall in the sales proceeds from the cost of repurchasing the home.

The maximum future undiscounted payments the Company could be required to make under the finance revenue sharing agreement, as of November 6, 2010, is $72,875,881 in repurchase obligations, offset by payments from 21st Mortgage Corporation for the loss reserve reconciliation of up to $33,383,382 and the proceeds from the sale of the homes (the collateral).

The Company owns a 50% interest in Majestic 21, a joint venture with 21st Mortgage Corporation. The Company has dealer agreements with a number of lenders who provide financing for our homes. In the third quarter of fiscal year 2009, Majestic 21 secured $5,000,000 in financing from a commercial bank. The Company guarantees 50% of this financing. In addition, subsequent to fiscal 2009 year end, 21st Mortgage Corporation announced that their parent company had agreed to provide additional capital to fund loan originations, which will be available when Majestic 21 fully lent the proceeds from the $5,000,000 commercial loan. Both of these sources of funding have been sufficient to fund our loan originations to date. To date, we have been able to fund loans without interruption.

Despite lower sales, negative cash flows, net operating losses and the repurchase of homes under the finance revenue sharing agreement, we are able to continue operations through fiscal year 2012. We will continue to monitor and eliminate all unnecessary expenses.

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

The Company recognizes revenue from the sale of the repurchased homes upon transfer of title to the new purchaser.

The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 6, 2010 or October 31, 2009.

Investments in Retirement Community Limited Partnerships

During 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment of $2,360,000 provides the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2008, Nobility Parks I, LLC sold $825,250 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses by the same amount to 31.9%.

During 2008, the Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The investment of $4,030,000 provides the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2009, Nobility Parks II, LLC sold $40,000 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses by the same amount to 48.5%.

These investments are accounted for under the equity method of accounting. The Company holds a 31.9% interest in Walden Woods and a 48.5% interest in Cypress Creek and all allocations of profit and loss are on a pro-rata basis. Since all allocations are to be made on a pro-rata basis and the Company’s maximum exposure is limited to its investment in Walden Woods and Cypress Creek, management has concluded that the Company would not absorb a majority of Walden Woods’ and Cypress Creek’s expected losses nor receive a majority of Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with FASB ASC No. 810-10.

Nobility’s investments in the retirement communities are evaluated for possible impairment as facts and circumstances present themselves. The major factor that is considered to be an indicator of possible impairment would be the significant and/or permanent decline in actual or forecasted sales or no sales activity in the retirement communities. When it is determine that the retirement communities do not have the ability to weather such an event, then an impairment charge may be taken. The Company receives financial statements on each community quarterly and compares those financial statements with our investment expectations. In addition, by being the sole supplier of homes to the two communities we know on a daily basis how many homes are sold. The Company also gets a monthly inventory report showing all homes set up as models, all homes sold waiting for closing, all homes with 15% deposits waiting for a closing date, plus homes sold for the month. The Company follows the number of customers booked into the communities on the “guest house” program and monitor the communities’ advertising and marketing plans and programs. With a manufactured home community, each home sold increases the monthly rental income and increases the value of the community since the new homeowner agrees to pay a monthly payment to the community for the community’s amenities and the land upon which the home is located. The Company continually analyzes this information provided for any indicators of possible impairment. To date, the Company does not believe our investments in the retirement community limited partnerships are impaired.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FASB ASC 810. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,966,304 as of November 6, 2010 and $1,976,755 as of November 31, 2009. However, based on management’s evaluation, there was no impairment of this investment at November 6, 2010 or October 31, 2009.

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

The Majestic 21 joint venture is a loan portfolio that is owned 50% by 21st Mortgage Corporation and 50% by the Company. The primary assets are loans that were originated from 1997 until 2003. In 2003, the Company entered into a finance revenue sharing agreement with 21st Mortgage Corporation and all loans originated from that point forward, are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs. At November 6, 2010, there was $676,000 in loan loss reserves or 2.68% of Majestic 21’s loan portfolio. The Majestic 21 joint venture is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is consolidated into 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent, which is a public company. Management believes the loan loss reserves are reasonable based upon its review of the Majestic 21 joint venture’s financial statements and loan loss experiences to-date.

Finance Revenue Sharing Agreement

During fiscal year 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Homes, Inc., and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement, mortgage financing will be provided on manufactured homes sold through the Company’s retail centers to customers who qualify for such mortgage financing. Under the finance revenue sharing agreement, the Company has agreed to repurchase any repossessed homes and related collateral from 21st Mortgage Corporation that were financed under the agreement. The repurchase price is the remaining loan balance (plus 21st Mortgage Corporation’s legal fees). If the loan included a mortgage on the land, the Company receives the land in addition to the home. If the loan only had the home as collateral, the Company only gets the home and is required to move it off the location where it was previously sited. After the Company re-sells the homes, the Company receives the full proceeds from the sale of the home, plus a reimbursement from 21st Mortgage Corporation for liquidation expenses. The reimbursement covers the Company’s cost of transporting homes, repairing homes to resale condition, remarketing homes and all other liquidation expenses. The Company and 21st Mortgage Corporation have agreed that the reimbursement for: (a) a home only repurchase will not exceed 60% of the Company’s purchase price nor will it be less than 40% of the Company’s repurchase price; and (b) a home and land repurchase will not exceed 45% of the Company’s purchase price nor will it be less than 25% of the Company’s purchase price. Due to the number of repurchased homes the Company has experienced in fiscal year 2010 and 2009 under the finance revenue sharing agreement, the Company has increased the reserve to $402,994 in 2010 from $300,000 in 2009 for potential losses associated with the refurbishing and reselling of the repurchased homes.

Accounting for Income taxes

The Company accounts for income taxes bases on ASC 740 utilizing the asset and liabilities method. Management is required to assess the reliability of its deferred tax assets on a more likely than not basis at each reporting period.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 6, 2010, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21, the finance revenue sharing agreement and Retirement Community Limited Partnerships).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nobility Homes, Inc

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc and subsidiaries (the “Company”) as of November 6, 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 6, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Tampa, FL
May 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nobility Homes, Inc.

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. and subsidiaries (the “Company”) as of October 31, 2009, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and subsidiaries as of October 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN, LLP
Orlando, Florida
January 29, 2010

Nobility Homes, Inc.

Consolidated Balance Sheets

November 6, 2010 and October 31, 2009

	2010	2009
Current assets:
Cash and cash equivalents	$8,225,232	$3,995,167
Short-term investments	2,025,812	3,855,905
Accounts and notes receivable	296,536	963,032
Mortgage notes receivable, current	2,284	—
Inventories, net	16,569,403	15,679,969
Income tax receivable	244,365	976,130
Prepaid expenses and other current assets	230,597	362,161
Deferred income taxes	267,566	279,818

Total current assets	27,861,795	26,112,182

Property, plant and equipment, net	3,989,441	4,138,336
Long-term investments	512,786	2,252,419
Mortgage notes receivable, long term	190,921	—
Other investments	5,647,043	6,599,846
Deferred income taxes	1,033,291	572,099
Other assets	2,524,952	2,397,793

Total assets	$41,760,229	$42,072,675

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$220,635	$91,636
Accrued compensation	114,478	62,610
Accrued expenses and other current liabilities	209,787	240,539
Customer deposits	554,991	410,578

Total current liabilities	1,099,891	805,363

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,482,920	10,331,168
Retained earnings	39,102,781	39,897,911
Accumulated other comprehensive income (loss)	89,839	53,435
Less treasury stock at cost, 1,308,763 in 2010 and 2009	(9,551,693)	(9,551,693)

Total stockholders’ equity	40,660,338	41,267,312

Total liabilities and stockholders’ equity	$41,760,229	$42,072,675

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended November 6, 2010 and October 31, 2009

	2010	2009
Net sales	$14,861,682	$11,869,333

Cost of goods sold	(11,821,007)	(9,514,452)

Gross profit	3,040,675	2,354,881

Selling, general and administrative expenses	(3,857,306)	(4,585,522)

Operating loss	(816,631)	(2,230,641)

Other income (expense):
Interest income	254,010	391,289
Undistributed earnings in joint venture - Majestic 21	18,549	183,901
Earnings from finance revenue sharing agreement	—	157,700
Losses from investments in retirement community limited partnership	(942,352)	(682,831)
Miscellaneous	48,075	22,150

Total other income (loss)	(621,718)	72,209

Loss before income tax benefit	(1,438,349)	(2,158,432)

Income tax benefit	643,219	1,106,589

Net loss	(795,130)	(1,051,843)

Other comprehensive income, net of tax:
Unrealized investment gain	36,404	53,260

Comprehensive loss	$(758,726)	$(998,583)

Weighed average number of shares outstanding:
Basic	4,056,144	4,064,208
Diluted	4,056,144	4,064,208

Loss per share:
Basic	$(0.20)	$(0.26)
Diluted	$(0.20)	$(0.26)

Cash dividends paid per common share	$—	$0.25

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended November 6, 2010 and October 31, 2009

	Common Stock Shares	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 1, 2008	4,088,534	$536,491	$10,178,398	$41,968,423	$175	$(9,288,226)	$43,395,261
Purchase of treasury stock	(32,390)	—	—	—	—	(263,467)	(263,467)
Cash dividends paid	—	—	—	(1,018,669)	—	—	(1,018,669)
Stock-based compensation	—	—	152,770	—	—	—	152,770
Unrealized investment gain	—	—	—	—	53,260	—	53,260
Net loss	—	—	—	(1,051,843)	—	—	(1,051,843)

Balance at October 31, 2009	4,056,144	536,491	10,331,168	39,897,911	53,435	(9,551,693)	41,267,312
Purchase of treasury stock	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	—	—	—
Stock-based compensation	—	—	151,752	—	—	—	151,752
Unrealized investment gain	—	—	—	—	36,404	—	36,404
Net loss	—	—	—	(795,130)	—	—	(795,130)

Balance at November 6, 2010	4,056,144	$536,491	$10,482,920	$39,102,781	$89,839	$(9,551,693)	$40,660,338

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended November 6, 2010 and October 31, 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(795,130)	$(1,051,843)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	168,169	217,075
Amortization of bond premium/discount	73,096	80,507
Impairment of goodwill	23,090	—
Deferred income taxes	(481,357)	(526,220)
Undistributed earnings in joint venture—Majestic 21	(18,549)	(183,901)
Distributions from joint venture—Majestic 21	29,000	83,500
Undistributed earnings from finance revenue sharing agreement	—	(157,700)
Distributions from finance revenue sharing agreement	—	157,700
Equity in losses from investments in retirement community limited partnerships	952,803	682,831
Loss on disposal of property, plant and equipment	—	5,452
Increase in cash surrender value of life insurance	(150,249)	(59,520)
Stock base compensation	151,752	152,770
Other	—	59,666
Decrease (increase) in:
Accounts and notes receivable	666,496	(308,503)
Inventories	(889,434)	(3,628,608)
Prepaid income taxes	—	438,398
Income taxes receivable	731,765	(976,130)
Prepaid expenses and other current assets	131,564	71,005
(Decrease) increase in:
Accounts payable	128,999	(94,841)
Accrued compensation	51,868	(138,545)
Accrued expenses and other current liabilities	(30,752)	(114,679)
Customer deposits	144,413	(307,373)

Net cash provided by (used in) operating activities	887,544	(5,598,959)

Cash flows from investing activities:
Purchase of property, plant and equipment	(19,274)	(78,825)
Mortgage notes receivable	(193,205)	—
Proceeds from the sale of property, plant and equipment	—	60,363
Proceeds from sale of equity investment in limited partnerships	—	40,000
Proceeds from maturity of long-term investment	3,555,000	2,205,000

Net cash provided by investing activities	3,342,521	2,226,538

Cash flows from financing activities:
Payment of cash dividends	—	(1,018,669)
Purchase of treasury stock	—	(263,467)

Net cash used in financing activities	—	(1,282,136)

Increase (decrease) in cash and cash equivalents	4,230,065	(4,654,557)
Cash and cash equivalents at beginning of year	3,995,167	8,649,724

Cash and cash equivalents at end of year	$8,225,232	$3,995,167

Supplemental disclosure of cash flow information
Income taxes paid	$—	$40,000

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 1 Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”) Nobility Parks I, LLC, Nobility Parks II, LLC and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and mortgage broker, and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. Prestige currently operates twelve Florida retail sales centers: Ocala (2), Chiefland, Tampa, Auburndale, Inverness, Hudson, Tavares, Yulee, Pace, Panama City and Punta Gorda.

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 6, 2010 consisted of fifty-three week periods and year ended October 31, 2009 consisted of fifty-two week periods.

Revenue Recognition – The Company recognizes revenue from its retail sales of new manufactured homes upon the occurrence of the following:

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

The Company recognizes revenue from the sale of the repurchased homes upon transfer of title to the new purchaser.

The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 6, 2010 or October 31, 2009.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Revenues by Products and Services – Revenues by net sales from manufactured housing, insurance agent commissions, and construction lending operations for the years ended November 6, 2010 and October 31, 2009 are as follows:

	2010	2009
Manufactured housing	$14,532,268	$11,527,519
Insurance agent commissions	248,624	279,972
Construction lending operations	80,790	61,842

Total net sales	$14,861,682	$11,869,333

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful account is provided based on prior collection experiences and management’s analysis of specific accounts. At November 6, 2010 and October 31, 2009, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

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

Inventories – New home inventory is carried at the lower of cost or market value. The cost of finished home inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or market value. Pre-owned home inventory is carried at the lower of cost or market value. Each specific model’s market value is determined using the standards established by the NADA (National Automobile Dealers Association) manufactured housing cost guide book. This guidebook is HUD Title 1, Fannie Mae and Freddie Mac approved, and the Department of Veteran Affairs recognizes it for appraisal (cost approach) and review purposes. The Company compares the models’ market value to the NADA manufactured housing cost guide book on a quarterly basis or more often as facts and circumstances causes the Company to believe any changes in valuation have occurred. Other inventory costs are determined on a first-in, first-out basis. Due to the number of repurchased homes the Company has experienced in fiscal year 2010 and 2009 under the finance revenue sharing agreement, the Company has increased the inventory valuation reserve to $402,994 in 2010 from $300,000 in 2009 for potential losses associated with the refurbishing and reselling of the repurchased homes. (See Note 6)

Property, Plant and Equipment – Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Routine maintenance and repairs are charged to expense when incurred. Major replacements and improvements are capitalized. Gains or losses are credited or charged to earnings upon disposition.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with ASC 810. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,966,304 as of November 6, 2010 and $1,976,755 as of October 31, 2009. However, based on management’s evaluation, there was no impairment of this investment at November 6, 2010 or October 31, 2009.

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

During 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment of $2,360,000 provides the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2008, Nobility Parks I, LLC sold $825,250 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses by the same amount to 31.9%.

During 2008, the Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The investment of $4,030,000 provides the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2009, Nobility Parks II, LLC sold $40,000 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses by the same amount to 48.5%.

Because of a dispute on the refinancing terms on one of the Florida retirement manufactured home communities, Walden Woods, with the current mortgage lender, the General Partner sought Chapter 11 bankruptcy protection in August 2010. Final resolution of the dispute is pending bankruptcy court approval.

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

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2010 and 2009 are as follows:

	2010	2009
Beginning accrued warranty expense	$75,000	$184,000
Less: reduction for payments	(198,834)	(328,410)
Plus: additions to accrual	198,834	219,410

Ending accrued warranty expense	$75,000	$75,000

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

Stock-Based Compensation – At November 6, 2010, the Company had a stock incentive plan (the “Plan”) which authorizes the issuance of options to purchase common stock. Stock based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

Rebate Program – The Company has a rebate program for all dealers which pay rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. See Note 9 of “Notes to Consolidated Financial Statements”.

Advertising – Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $489,583 and $637,000 for fiscal year 2010 and 2009, respectively.

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

Loss Per Share – These financial statements include “basic” loss per share information for all periods presented. Basic loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding.

Shipping and Handling Costs – Net sales include the revenue related to shipping and handling charges billed to customers. The related costs associated with shipping and handling is included as a component of cost of goods sold.

Comprehensive Income – Comprehensive income includes net loss as well as other comprehensive income. The Company’s other comprehensive income consists of unrealized gains on available-for-sale securities, net of related taxes.

Segments – The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information on a company-wide or consolidated basis. Accordingly, the Company accounts for its operations in accordance with FAS ASC 280, “Segment Reporting.” No segment disclosures have been made as the Company considers its business activities as a single segment.

Concentration of Credit Risk – The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. At times, the Company’s deposits may exceed federally insured limits. However, the Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk on these accounts. The majority of the Company’s sales are credit sales which are made primarily to customers whose ability to pay is dependent upon the industry economics prevailing in the areas where they operate; however, concentrations of credit risk with respect to accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. The Company maintains reserves for potential credit losses when deemed necessary and such losses have historically been within management’s expectations.

Recent Accounting Pronouncements – In accordance with U.S. GAAP, the Company has adopted new fair value measurements guidance as it applies to non-financial assets and liabilities. U.S. GAAP defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance was applied in the fourth quarter of 2009, in conjunction with a reclassification of two facilities as held for sale, at which time the net carrying value of the facilities were measured at their fair value less costs to sell. It was determined through third-party appraisals that the fair value of one facility was less than the carrying value, and the Company adjusted the value of the facility to its fair value less cost to sell.

In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (VIEs). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. This accounting standard is effective for fiscal years beginning after November 15, 2009. The Company has evaluated the impact of the adoption of this pronouncement on its consolidated financial statements and has determined the impact of adoption to be immaterial based on its current structures with VIEs.

In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The standard modifies existing guidance by removing the concept of a qualifying special purpose entity (QSPE) and removing the special provisions for guaranteed mortgage securitizations, requiring those securitizations to be treated the same as any other transfer of financial assets. Therefore, formerly qualifying special-purpose entities (as

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

defined under previous accounting standards) and guaranteed mortgage securitizations should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The standard also limits the unit of account eligible for sale accounting, and clarifies the control and legal isolation criteria to qualify for sale accounting. This accounting standard is effective for fiscal years beginning after November 15, 2009. The Company has evaluated the impact of the adoption of this pronouncement on its consolidated financial statements and has determined the impact of adoption to be immaterial as its securitizations and other financial assets transfers as described in Note 6 are currently consolidated.

NOTE 2 Investments

Investments in “held-to-maturity” and “available-for-sale” debt and equity securities were as follows:

	November 6, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at amortized cost):
Municipal securities	$2,226,623	$40,214	$—	$2,266,837

Available-for-sale securities (carried at fair value):
Equity securities in a public company	253,605	58,370	—	311,975

Total investments	$2,480,228	$98,584	$—	$2,578,812

	October 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at amortized cost):
Municipal securities	$5,854,719	$112,875	$(69)	$5,967,525

Available-for-sale securities (carried at fair value):
Equity securities in a public company	168,210	85,395	—	253,605

Total investments	$6,022,929	$198,270	$(69)	$6,221,130

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

Contractual maturities of “held-to-maturity” debt securities were as follows:

	November 6, 2010		October 31, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$1,713,837	$1,743,637	$3,602,300	$3,639,201
Due in 1 - 5 years	512,786	523,200	2,252,419	2,328,324

	$2,226,623	$2,266,837	$5,854,719	$5,967,525

There were no sales of “available-for-sale” securities during the fiscal years 2010 or 2009.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The unrealized losses on municipal securities were primarily due to changes in interest rates. Because the decline in market values of these securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of November 6, 2010.

A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	November 6,	October 31,
	2010	2009
Available-for-sale equity securities	$311,975	$253,605
Held-to-maturity debt securities included in short-term investments	1,713,837	3,602,300

Total short-term investments	2,025,812	3,855,905
Held-to-maturity debt securities included in long-term investments	512,786	2,252,419

Total investments	$2,538,598	$6,108,324

NOTE 3 Fair Value of Financial Investments

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair market value of the Company’s short and long-term investments are as follows:

	November 6,	October 31,
	2010	2009
Carrying amount	$2,538,598	$6,108,324
Fair value	$2,578,810	$6,221,130

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

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The following table represents the Company’s financial assets and liabilities which are carried at fair value at November 6, 2010:

	Level 1	Level 2	Level 3

Available for sale equity securities included in short-term investments	$311,975	$—	$—

As discussed in the Annual Report on Form 10-K, the Company is not required to account for their debt security investments at fair value as they are classified as held-to-maturity and therefore are not included in the above table.

NOTE 4 Related Party Transactions

Affiliated Entities

TLT, Inc. — The President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). The President owns between a 24.75% and a 49.5% direct and indirect interests in each of these limited partnerships. The Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interests in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. There were no sales to TLT Communities during fiscal year 2010 and 2009, respectively.

NOTE 5 Other Investments

Investment in Joint Venture – Majestic 21 — During fiscal 1997, the Company contributed $250,000 for a 50% interest in a joint venture engaged in providing mortgage financing on manufactured homes. This investment is accounted for under the equity method of accounting.

While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with ASC 810.

The following is summarized financial information of the Company’s joint venture:

	November 6,	October 31,
	2010	2009
Total Assets	$12,165,197	$13,592,028
Total Liabilities	$8,232,590	$9,638,518
Total Equity	$3,932,606	$3,953,510
Net Income	$37,098	$367,804

Distributions received from the joint venture amounted to $29,000 and $83,500 in fiscal years 2010 and 2009, respectively.

With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21 by the Company.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Investment in Retirement Community Limited Partnerships — During 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment of $2,360,000 provides the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2008, Nobility Parks I, LLC sold $825,250 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses by the same amount to 31.9%.

During 2008, the Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The investment of $4,030,000 provides the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2009, Nobility Parks II, LLC sold $40,000 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses by the same amount to 48.5%.

These investments are accounted for under the equity method of accounting. The Company holds a 31.9% interest in Walden Woods and a 48.5% interest in Cypress Creek and all allocations of profit and loss are on a pro-rata basis. Since all allocations are to be made on a pro-rata basis and the Company’s maximum exposure is limited to its investment in Walden Woods and Cypress Creek, management has concluded that the Company would not absorb a majority of Walden Woods’ and Cypress Creek’s expected losses nor receive a majority of Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with FASB ASC No. 810-10.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The following is summarized financial information of Walden Woods and Cypress Creek as of September 30, 2010 and 2009*:

	September 30,	September 30,
	2010	2009
Total Assets	$18,879,272	$20,594,321
Total Liabilities	$18,516,577	$18,434,936
Total Equity	$362,694	$2,159,385
Net Loss	$(1,846,967)	$(1,458,169)

*	Due to each partnership having a calendar year-end, the summarized financial information provided is from their most recent quarter.

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

Because of continuing losses related to the limited partnership operations and the bankruptcy filing by Walden Woods and because the Company’s investments in these partnerships exceeds the underlying equity of those entities, the Company in 2010 assessed its carrying value of these investments by comparing them to its proportionate share of its estimates of the fair value of the partnerships.

In the case of Walden Woods, the Company’s assessment of the fair value of its investment is based on the expected refinancing of a Walden Woods’ long-term debt as a result of the bankruptcy filing in August 2010. The agreement related to this refinancing was finalized at a mediation hearing between the general partners and the existing lenders on January 27, 2011 and will result in a significant reduction of Walden Woods’ debt. The refinancing is subject to approval by the bankruptcy court, which the Company expects to occur since there are no significant other creditors involved in the filing; the ability of the general partner to obtain acceptable alternative financing; and the general partner sharing the benefit of this with the limited partners. In correspondence with the Company, the general partner has indicated his intent to share the benefit of the refinancing with the limited partners as long as he is able to attain acceptable financing. The Company believes that the underlying property is financeable at the debt level indicated in the refinancing agreement and accordingly expects that the general partner should be able to obtain satisfactory financing. If this refinancing would not occur or if the benefit of this would not be shared with the limited partners, the Company’s investment of $863,053 could be fully impaired. The Company has not reflected any impairment of this investment in the November 6, 2010 financial statements based on the expectation of the occurrence of the refinancing and that the benefit of this that will inure to the limited partners. Additionally, the Company has received assurances from its principal shareholder that if the general partner is not able to obtain acceptable financing to effect the refinancing, the shareholder or his affiliate will pursue a refinancing, subject to all the conditions thereof, with the lender and seek approval of this through the bankruptcy proceedings which will protect the value of the Company’s investment. Based on its assessment of the circumstances surrounding this investment as of the date of these financial statements, management does not believe this investment is impaired.

The general partner of Cypress Creek has notified the Company that it is in the process of refinancing the mortgage loan on the property of approximately $9.1 million which expired on March 2, 2011. Further, the Company has been informed that Cypress Creek has continued to service the mortgage during the period of negotiations and the general partner has informed the Company that this mortgage is expected to be refinanced in the near future. Management believes that the mortgage will be refinanced and that the operations of Cypress Creek will continue uninterrupted. Management has assessed that its proportionate share of its estimate of the fair value of Cypress Creek supports the carrying value of its investment in the 2010 financial statements.

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

The positive impact upon results of operations from the re-sale of the collateral for defaulted loans has been approximately $250,832 which includes commission income of $206,434 in fiscal year 2010 and $93,900 which includes commission income of $51,021 in fiscal year 2009. There were 28 re-sales during fiscal year 2010 and 7 re-sales in fiscal year 2009.

Due to the number of repurchased homes the Company has experienced in fiscal year 2010 and 2009 under the finance revenue sharing agreement, the Company has set up an inventory valuation reserve of $402,994 in 2010 and $300,000 in 2009 for potential losses associated with the refurbishing and reselling of the repurchased homes (see Note 15).

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 6 Inventories

Inventories are summarized as follows:

	November 6,	October 31,
	2010	2009

Raw materials	$398,332	$502,779
Work-in-process	73,668	16,030
Finished homes	6,886,540	8,347,620
Pre-owned manufactured homes, net (see Note 15)	9,478,621	6,896,680
Model home furniture	135,236	216,860

	16,972,397	15,979,969
Less reserve for pre-owned manufactured homes	(402,994)	(300,000)

Total inventories, net	$16,569,403	$15,679,969

The finished homes, pre-owned manufactured homes and model home furniture are maintained at the Prestige retail sales centers.

Due to the number of repurchased homes the Company has experienced in fiscal year 2010 and 2009 under the finance revenue sharing agreement, the Company has increased its inventory valuation reserve to $402,994 in 2010 from $300,000 in 2009 for potential losses associated with the refurbishing and reselling of the repurchased homes. The Company’s reserve for potential losses on pre-owned manufactured homes is as follows:

	November 6,	October 31
	2010	2009

Beginning balance	$300,000	$—
Amount charged to operations	102,994	300,000

Ending balance	$402,994	$300,000

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 7 Property, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in	November 6,	October 31,
	Years	2010	2009

Land	—	$2,349,383	$2,339,383
Land improvements	10-20	867,626	863,826
Buildings and improvements	15-40	2,526,837	2,524,413
Machinery and equipment	3-10	1,158,460	1,158,460
Furniture and fixtures	3-10	486,270	485,520

		7,388,576	7,371,602
Less accumulated depreciation		(3,399,135)	(3,233,266)

		$3,989,441	$4,138,336

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

	November 6,	October 31,
	2010	2009
Land	$25,558	$25,558
Land improvements	150,247	150,247
Building and improvements	829,573	829,573
Machinery and equipment	376,834	376,834
Furniture and fixtures	23,503	23,503

	1,405,715	1,405,715
Less accumulated depreciation	(840,312)	(798,226)

	$565,403	$607,489

Depreciation expense totaled approximately $168,000 and $217,000 for fiscal years 2010 and 2009, respectively.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 8 Other Assets

Other assets are comprised of the following:

	November 6,	October 31,
	2010	2009

Cash surrender value of life insurance	$2,309,000	$2,158,751
Other	215,952	239,042

Total other assets	$2,524,952	$2,397,793

NOTE 9 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	November 6,	October 31,
	2010	2009

Accrued warranty expense	$75,000	$75,000
Other accrued expenses	134,789	165,539

Total accrued expenses and other current liabilities	$209,789	$240,539

NOTE 10 Income Taxes

The provision for income taxes for the years ended consists of the following:

	November 6,	October 31,
	2010	2009

Current tax benefit:
Federal	$(158,700)	$(520,795)
State	(13,614)	(59,574)

	(172,314)	(580,369)

Deferred tax benefit:	(470,905)	(526,220)

Income tax benefit	$(643,219)	$(1,106,589)

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	November 6,	October 31,
	2010	2009
Provision - federal statutory tax rate	$(489,040)	$(733,867)
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(52,212)	(78,232)
Permanent differences:
Tax exempt interest	(58,673)	(111,486)
Unrecognized tax benefits	—	(200,000)
Other	(43,294)	16,996

Income tax benefit	$(643,219)	$(1,106,589)

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	November 6,	October 31,
	2010	2009
Gross deferred tax assets:
Allowance for doubtful accounts	$87,260	$87,261
Inventories	264,303	223,845
Carrying value of other investments	843,111	494,435
Accrued expenses	28,223	28,223
Stock-based compensation	221,007	166,177

Total deferred tax assets	1,443,904	999,941

Gross deferred tax liabilities:
Depreciation	(30,614)	(36,651)
State income tax refunds	(22,704)	—
Amortization	(55,324)	(51,862)
Prepaid expenses	(34,405)	(59,511)

Net deferred tax assets	$1,300,857	$851,917

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	November 6,	October 31,
	2010	2009
Current assets:
Deferred tax assets	$267,566	$279,818
Non-current assets:
Deferred tax assets	1,033,291	572,099

Total deferred tax assets	$1,300,857	$851,917

Through the year ended November 6, 2010, the Company has incurred cumulative pre-tax losses for financial reporting purposes in the last three years. The Company recognizes that this is viewed as significant negative evidence with respect to the ability to realize the benefit of its deferred tax assets.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The Company has assessed its ability to realize these assets through an analysis of negative and positive evidence as discussed in ASC 740 and has concluded that positive evidence outweighs negative evidence and accordingly, the Company believes that the full value of deferred tax assets reflected in the financial statements at November 6, 2010 are realizable.

The Company believes that significant positive evidence exists in the form of tax planning strategies particularly with respect to the Company’s ability to generate additional future taxable income, if necessary, to effect the realization of deferred tax assets.

The Company has identified these strategies as being the potential sale of real estate, primarily land, not currently used in the operations of the Company, at potential significant tax gains. The Company also believes that real estate, currently in use, that is not integral to the ongoing operations of the Company could, if necessary, be sold at potential significant tax gains to avoid loss of tax benefits. The Company also believes, to a lesser extent, that it could reallocate its investment of currently available cash and municipal securities into higher rate taxable securities as a viable tax planning opportunity. The Company has assessed that these opportunities are sufficient to ensure the realization of its existing deferred tax assets as of November 6, 2010 and accordingly has reflected the full value of these assets in its financial statements.

On November 4, 2007, the Company adopted the recognition measurement and disclosure guidance for the accounting of unrecognized tax benefits. As a result of this adoption, the Company recorded a liability for $275,000 as of November 1, 2008 of unrecognized tax benefits, which was accounted for as a reduction of $200,000 to retained earnings and an increase of $75,000 to deferred taxes as of the adoption date. As of November 1, 2008, the Company had approximately $275,000 of unrecognized tax benefits including accrued interest and penalties was $58,000. During the third quarter of fiscal year 2009, the $275,000 unrecognized tax benefits was reduced to $0 as a result of the statute of limitations expiring on the uncertain tax positions previously recognized.

The Company is subject to U.S. federal and state income taxes. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by taxing authorities before the October 31, 2006 tax year-end. The Company is not currently under examination by any taxing authority. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

NOTE 11 Revolving Line of Credit

The Company maintained a revolving line of credit agreement (the “Agreement”) with a bank which provided for borrowings of up to $4,000,000. The Agreement provided for interest at the bank prime rate less 0.5% (3% at October 31, 2009) on the outstanding balance. The Agreement which was uncollateralized, due on demand, included certain restrictive covenants relating to tangible net worth and acquiring new debt expired on May 30, 2010.

NOTE 12 Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 32,390 shares of its common stock during fiscal year 2009. These shares were acquired for general corporate purposes.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 13 Stock Option Plan

During fiscal year 1996, the Company’s Board of Directors adopted a stock incentive plan (the “Plan”), which authorizes the issuance of options to purchase common stock. The Plan provides for the issuance of options to purchase up to 495,000 shares of common stock to employees and directors. Options granted are exercisable after one or more years and expire no later than six to ten years from the date of grant or upon termination of employment, retirement or death. Options available for future grant were 178,650 and 149,121 at November 6, 2010 and October 31, 2009. Options were held by 12 persons at November 6, 2010.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2010 and 2009, the Company recognized approximately $151,800 and $152,800 in compensation cost related to stock options.

Information with respect to options granted at November 6, 2010 is as follows:

			Weighted
			Average	Aggregate
	Number of	Stock Option	Exercise	Intrinsic
	Shares	Price Range	Price	Value

Outstanding at 11/1/2008	147,634	$8.20 - 26.56	$23.88

Granted	13,150	7.91	7.91
Exercised	—	—	—
Canceled	(11,145)	7.91 - 26.56	20.49

Outstanding at 10/31/2009	149,639	7.91 - 26.56	22.40

Granted	6,500	10.45	10.45
Exercised	—	—	—
Canceled	(36,029)	7.91 - 26.56	20.43

Outstanding at 11/6/2010	120,110	7.91 - 26.56	$22.34	$—

The weighted-average grant-date fair value of options granted during fiscal years 2010 and 2009 was $3.40 and $1.60, respectively. The total intrinsic value of options exercised during the years ended November 6, 2010 and October 31, 2009 was none.

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2010 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on November 6, 2010.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about the Plan’s stock options at November 6, 2010:

Options Outstanding				Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 23.73	17,760	1	$23.76	17,600	$23.76
26.56	32,950	2	26.56	23,065	26.56
26.38	33,450	3	26.38	15,053	26.38
18.50	19,300	4	18.50	4,825	18.50
7.91	10,650	5	7.91	1,065	7.91
10.45	6,000	6	10.45	—	10.45

	120,110	4	$22.34	61,608	$24.76

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

The weighted-average assumptions used in the Black-Scholes model were as follows:

	Stock Option Granted in Fiscal Year
	2010	2009
Risk-free interest rate	3.4%	1.9%
Expected volatility of stock	29%	30%
Dividend yield	0.0%	3.2%
Expected option life	5 years	5 years

As of November 6, 2010, there is approximately $150,445 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.61 years.

NOTE 14 Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a matching contribution of 20% of an employee’s contribution up to a maximum of 6% of an employee’s compensation. The Company’s contribution charged to operations was none in fiscal years 2010 and 2009.

NOTE 15 Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through November 2009. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to approximately $265,596 and $237,900 in fiscal year 2010 and 2009, respectively.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of November 6, 2010 are as follows:

Fiscal Year Ending
2011	84,400
2012	47,500
2013	10,000

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 6, 2010, the outstanding principal balance of the note was $3,790,333 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $4,738,080. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On November 6, 2010 there was approximately $676,000 in loan loss reserves or 2.68% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

Under the finance revenue sharing agreement, loans that are 30 days past due are considered to be delinquent. At November 6, 2010, 14.03%, or $10,224,692, of the loans in the portfolio subject to the finance revenue sharing agreement were delinquent. At November 6, 2010, there were loan loss reserves of 8.9% of the finance revenue sharing agreement’s loan portfolio, which, based on our historical recovery ratios, should be sufficient to cover our losses on the disposition of delinquent loans. The joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. If the fair market value of the collateral is less than the purchase price, after combining the

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

liquidation expense reserves carried by 21st Mortgage Corporation, the Company would book a loss at that time. The risk of loss is carried primarily by 21st Mortgage Corporation as evidenced by the loss reimbursement payment of up to 60% that the Company can use to cover any shortfall in the sales proceeds from the cost of buying the loan. The Company believes that the revenue sharing agreement reserve account carried on the books of 21st Mortgage Corporation which provides for the payments above more than offsets the fair value of any ASC 460 liability that might arise under the agreement.

The Company was required to repurchase 51 homes in fiscal year 2010 and 74 homes in fiscal 2009 totaling approximately $4,829,725 in 2010 and $6,795,960 in 2009 under its finance revenue sharing agreement. Of the 51 homes that were repurchased in 2010, 6 homes were related to loans originated from 2003-2005 and were repurchased for $430,425, and 45 homes were related to loans originated from 2006-2009 and were repurchased for $4,399,300. Of the 74 homes that were repurchased in 2009, 17 homes were related to loans originated from 2003-2005 and were repurchased for $1,089,017, and 57 homes were related to loans originated from 2006-2008 and were repurchased for $5,706,944. These homes and land have been included in pre-owned manufactured homes in inventory (see Note 6). The Company has sold 28 of the repurchased homes for $2,007,783 and received $621,312 from 21st Mortgage Corporation for liquidation expenses. In 2009 the Company sold 7 of the repurchased homes for $454,162 and received $100,287 from 21st Mortgage Corporation for liquidation expenses. Due to the number of repurchased homes the Company has experienced in fiscal year 2010 and 2009 under the finance revenue sharing agreement, the Company has increased the inventory valuation reserve to $402,994 in 2010 from $300,000 in 2009 for potential losses associated with the refurbishing and reselling of the repurchased homes.

The maximum future undiscounted payments the Company could be required to make under the finance revenue sharing agreement, as of November 6, 2010, is $72,875,881, in repurchase obligations, offset by payments from 21st Mortgage Corporation for the loss reserve reconciliation of up to $33,383,382 and the proceeds from the sale of the homes (the collateral). The fair value of the collateral, when combined with the amount of the reserve payment from the finance revenue sharing agreement reserve for loan losses account, has historically exceeded the amount of the defaulted loan resulting in no loss to the Company. However, if the real estate market further deteriorates, the Company could experience losses on the disposition of these delinquent loans.

Repurchase Agreements – The Company has only one repurchase agreement with a financial institution (floor plan lender) and that agreement is for only one manufactured housing dealer. As of November 6, 2010, the dealer had 7 of the Company’s homes on floor plan in 8 different manufacturing home communities. The contingent liability for each is home is based on the wholesale invoice price of the home-less the required curtailment from the floor plan lender that the dealer has paid per home. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and amounted to approximately $116,136 and $60,200 at November 6, 2010 and October 31, 2009, respectively. The Company applies FASB ASC 460-10, Guarantees, to account for its liability for repurchase commitments. Under the provisions of FASB ASC 460-10, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of FASB ASC 450, Contingencies, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a FASB ASC 450 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreements in fiscal year 2010 and 2009, respectively.

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

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 16 Subsequent Events

The Company has repurchased approximately $1,978,206 in additional defaulted loans under the finance revenue sharing agreement since November 6, 2010.

Because of a dispute on the refinancing terms on one of the Florida retirement manufactured home communities, Walden Woods, with the current mortgage lender, the General Partner sought Chapter 11 bankruptcy protection in August 2010. See Note 5.

Subsequent to fiscal 2010 year end, the Company has leased the Belleview plant for a two year period beginning in February 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the fiscal year covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures require remedial action as of November 6, 2010 as outlined in management’s Report on Internal Controls over Financial Reporting as outlined below.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 6, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management identified the following material weaknesses in the Company’s internal controls:

•

Valuation of Investments in Retirement Community Limited Partnerships: The Company has investments in retirement community limited partnerships, including one that the General Partner put into bankruptcy during 2010. Management needs to review its accounting procedures surrounding its investments and with regard to its investments and document the underlying valuation of its investments and reassess this valuation on a quarterly basis. Subsequent to year end, the Company has taken steps to implement internal controls associated with this weakness.

•

Accounting for Income Taxes: The Company engages a specialist to assist it with accounting for income taxes. In connection with computing its periodic tax provision, the Company needs to document its assessment of the future realization of its deferred tax assets, especially since it has cumulative tax losses for the past three years. Consideration should be given to all relevant positive and negative evidence, including any possible tax planning strategies and its forecasted operating performance. Subsequent to year end, the Company, working with its specialist, has worked to implement internal controls associated with their documentation weakness.

•

Revenue Recognition: In connection with its finance revenue sharing agreement with 21st Mortgage Corporation, the Company is required to repurchase homes previously sold through its dealerships, and the underlying land, related to transactions financed with 21st Mortgage Corporation that have defaulted. Management has failed to assess revenue recognition related to the subsequent sale of repurchased homes that are sold with land and financed under a new mortgage with 21st Mortgage Corporation. The Company is considering engaging an outside financial accounting specialist to assist with its revenue recognition accounting and the financial reporting related to this matter.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides the names, ages, and business experience of each of Nobility’s directors including the year each director was first elected to the board. Directors serve for one year terms.

Name (Age)	Principal Occupation or Employment; Certain Other Directorships	Year First Became Director
Terry E. Trexler (71)	Our chairman of the board, chief executive officer and president for more than five years; Mr. Trexler is also president of TLT, Inc.	1967

Thomas W. Trexler (47)	Our executive vice president and chief financial officer since December 1994; president of Prestige Home Centers, Inc. since June 1995; director of Prestige since 1993 and vice president from 1991 to June 1995; president of Mountain Financial, Inc. since August 1992; vice president of TLT, Inc. since September 1991	1993

Richard C. Barberie (72)	Our vice president of purchasing from December 1994 until his retirement in June 1995; our executive vice president for more than five years prior to December 1994	1975

Robert P. Holliday (73)	President of Chariot Eagle, Inc. (which is engaged in the park model and manufactured home business) since 1984 and president of Chariot Eagle-West, Inc. since 1995	1996

Robert P. Saltsman (58)	Attorney and CPA in private practice since 1983; prior to 1983 Mr. Saltsman was employed as a CPA by Arthur Andersen & Co. in Orlando, Florida	1988

Executive Officers

Jean Etheredge (65)	Secretary of the Company for more than five years

Lynn J. Cramer, Jr. (65)	Treasurer and principal accounting officer of the Company for more than five years

Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility’s President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act, a Form 4 reporting the acquisition or disposition of Nobility securities by an officer, director or 10% shareholder must be filed with the Securities and Exchange Commission no later than the second business day after the date on which the transaction occurred unless certain exceptions apply. Most transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of our fiscal year. Based on information provided by our directors and executive officers, during the fiscal year ended November 6, 2010, all required reports were filed on a timely basis.

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

Corporate Governance

Board Composition

Our board of directors is comprised of five members, a majority of whom are independent directors. The board of directors has determined that our non-management directors, Messrs. Richard Barberie, Robert Holliday and Robert Saltsman, are all independent according to current NASDAQ rules. During the fiscal year ended November 6, 2010, the board of directors held four regular meetings. Our non-management directors meet in executive sessions without management on a regular basis. All directors attended 100% of the meetings of the board of directors and committees of the board on which they served.

Board Role in Risk Oversight

Our board is actively involved in the oversight of risks that could affect the Company. Although this oversight is conducted in part through the committees of the board as disclosed in the descriptions of the committees below and in the charters of each of the committees, the full board has retained responsibility for the general oversight of risks. The board satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within the Company.

Risk Considerations in our Compensation Policies

Our board believes that our compensation policies and practices are reasonable and properly align our employees’ interests with those of our shareholders. The board believes that the fact that incentive compensation for our executive officers and other employees is tied to earnings encourages actions that improve the Company’s profitability over the short and long term. In addition, the compensation committee reviews changes to our compensation policies and practices to ensure that such policies and practices do not encourage our executive officers and other employees to take actions that are likely to result in a material adverse effect on the Company.

Board Committees

Our board of directors has established three standing committees; a compensation committee, an audit committee and a nominating committee.

Compensation Committee. The compensation committee is presently comprised of Messrs. Richard Barberie, Robert Holliday and Robert Saltsman. The compensation committee evaluates the performance of the CEO and other executive officers and recommends to the board of directors the salaries and bonuses, if any, to be paid to the executive officers. The compensation committee has a written charter which is available on our website at www.nobilityhomes.com. The compensation committee did not meet during fiscal year 2010 because no bonuses or compensation changes were being proposed during 2010.

Audit Committee. The audit committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. During fiscal 2010, the audit committee was comprised of Messrs. Robert Saltsman, Robert Holliday and Richard Barberie, all of whom are considered independent under current NASDAQ rules. The audit committee has a written charter which establishes the scope of the committee’s responsibilities and how it is to carry out those responsibilities. The audit committee charter charges the committee with overseeing management’s conduct of our financial reporting process, including: (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our internal and external auditors. The audit committee charter is available on our website at www.nobilityhomes.com. The audit committee met five times during fiscal 2010.

The board of directors has determined that Mr. Robert Saltsman is the audit committee financial expert, and is independent under current NASDAQ rules.

Nominating Committee. The board of directors has established a nominating committee comprised of Messrs. Robert Saltsman, Robert Holliday and Richard Barberie, all of whom are considered independent under current NASDAQ rules. The nominating committee’s charter is available on our website at www.nobilityhomes.com. The nominating committee met one time during fiscal year 2010. The nominating committee will consider suggestions for potential director nominees nominated by our board from many sources, including management and our shareholders. Any such nominations, together with appropriate biographical information, should be submitted to the nominating committee no later than October 6, 2011 by sending a letter to our corporate secretary at P.O. Box 1659, Ocala, Florida 34478. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Shareholder Nomination For Director.”

In evaluating director nominees, including candidates submitted by shareholders, the nominating committee will consider the candidate’s experience, integrity, ability to make independent analytical inquiries, understanding of our business environment and willingness to devote adequate time to board duties. The nominating committee will also consider whether a candidate meets the definition of “independent director” under NASDAQ rules. There are no stated minimum criteria for director nominees, and the nominating committee may also consider such other factors as it deems to be in the best interest of Nobility and its shareholders.

Item 11.	Executive Compensation

The compensation committee of our board of directors established, subject to the approval of the full board of directors, the compensation for our chief executive officer and our chief financial officer, who are our only officers whose total compensation for the fiscal year ended November 6, 2010 exceeded $100,000. We refer to these individuals as the “named executive officers.”

Because we are a small company, our compensation committee has sought to avoid the expense of retaining an outside compensation consultant to assist the committee with compensation plan design. The compensation committee takes into consideration recommendations of our CEO for compensation for officers other than our CEO.

Base Salary. The compensation committee sets salary levels for named executive officers so as to reflect the duties and level of responsibilities inherent in the position and current economic conditions relating to our business. In establishing salary levels, the compensation committee considers the particular qualifications and level of experience of the individual holding the position in establishing a salary level when the individual is first appointed to a given position.

At his request, our CEO’s base salary has remained fixed for the last five fiscal years because a major incentive for his performance is the value of his substantial stock ownership in Nobility. Our CFO receives the same base salary as our CEO, with the majority of his compensation paid as quarterly incentive compensation. Due to the challenging economic environment in which we currently operate, we did not increase our CFO’s base salary for fiscal 2007, 2008, 2009 or 2010.

Quarterly Incentive Bonuses. We provide certain employees, including the named executive officers, the opportunity to earn a quarterly incentive bonus based on an evaluation of the employee’s individual performance and our performance. The bonus pool is based on a specified percentage earnings before interest and taxes for the quarter. The bonus pool is divided among eligible employees on a discretionary rather than formulaic basis. In considering bonuses for named executive officers other than the CEO, the compensation committee consults with our chairman and CEO regarding instances of exceptional effort demonstrated by an employee. No named executive officer is automatically entitled to a bonus or a bonus in any particular amount. Due to the downturn in our sales and earnings during fiscal 2009 and 2008, neither our CEO nor our CFO received a bonus in fiscal 2010 or fiscal 2009.

Summary Compensation Table

for fiscal years ended November 6, 2010 and October 31, 2009

The following table provides information about all compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended November 6, 2010 and October 31, 2009.

Name and Principal Positions	Year	Salary		Non-Equity Incentive Plan Compensation		All Other Compensation			Total
Terry E. Trexler President, chief executive officer	2010 2009	$ $	93,500 93,500	$ $	— —	$ $	39,395 39,395	(1) (1)	$ $	132,895 132,895

Thomas W. Trexler Executive vice president and chief financial officer	2010 2009	$ $	93,500 93,500	$ $	— —	$ $	17,904 17,904	(2) (2)	$ $	111,404 111,404

(1)	All other compensation for Mr. Terry E. Trexler for fiscal years 2010 and 2009 includes $39,395 in insurance premiums paid or accrued by us on two term life insurance policies on the life of Mr. Terry E. Trexler. In the event of Mr. Trexler’s death, the proceeds will be paid to Mr. Trexler’s designated beneficiaries.
(2)	All other compensation for Mr. Thomas W. Trexler for fiscal years 2010 and 2009 includes $16,220 in insurance premiums paid or accrued by us on a term insurance policy on the life of Mr. Thomas W. Trexler. In the event of Mr. Trexler’s death, the proceeds will be paid to Mr. Trexler’s designated beneficiaries. The balance consists of the portion of a car allowance attributable to Mr. Trexler’s personal use of a company-provided car.

We did not grant any stock options, restricted stock awards or other equity-based awards to the named executive officers during fiscal 2010. No equity awards vested for our named executive officers during fiscal 2010 and our named executive officers did not exercise any stock options or hold any stock options or other equity awards at the end of fiscal 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 3, 2011, information as to our $.10 par value common stock owned beneficially, directly or indirectly, (1) by each person who is known by us to own beneficially more than 5% of our outstanding voting securities, (2) by each director, (3) by each executive officer named in the summary compensation table set forth elsewhere herein and (4) by all directors and executive officers as a group:

Name and Address of Beneficial Owner(1)	Number of Common Shares Beneficially Owned(1)(2)	Percent of Class

Terry E. Trexler Irrevocable Trust(3) Kay Charlton, Trustee(5) P. O. Box 2146 Winter Park, Florida 32790	2,180,535(4)	53.8%

Terry E. Trexler(6) 3741 S.W. 7th Street Ocala, Florida 34474	3,073(7)	*

Thomas W. Trexler(8) 3741 S.W. 7th Street Ocala, Florida 34474	409,936(9)	10.1%

Richard C. Barberie(8) 15300 SE 140 Avenue Road Weirsdale, Florida 32195	825	*

Robert P. Holliday (8) 931 NW 37th Avenue Ocala, Florida 34475	4,935	*

Robert P. Saltsman (8) 222 South Pennsylvania Avenue, Suite 200 Winter Park, Florida 32789	2,537	*

GAMCO Investors, Inc.(10) One Corporate Center Rye, New York 10580	289,948	7.2%

Directors and executive officers (7 persons)	468,818	11.6%

*	Less than 1%
(1)	Unless otherwise noted, information contained in this table is based upon information furnished by the beneficial owners.

(2)	Unless otherwise noted, all shares are owned directly with sole voting and dispositive power.
(3)

Mr. Terry Trexler established this trust for personal estate and tax planning reasons. Mr. Trexler is the sole beneficiary of the trust and has no voting or dispositive power with respect to the shares held by the trust.

(4)	All shares are owned directly by the Terry E. Trexler Irrevocable Trust. Ms. Charlton has no pecuniary interest in the shares.
(5)	Ms. Charlton is the trustee of the Terry E. Trexler Irrevocable Trust and, as such, is vested with sole voting and dispositive power with respect to all shares owned by the trust.
(6)	Mr. Terry Trexler is our president and chairman of the board. Additional information is contained under “Nomination and Election of Directors”.
(7)	Includes 2,040 shares held in trust for the benefit of Mr. Trexler’s grandchild and 1,033 shares owned through our 401(k) plan.
(8)

Mr. Thomas Trexler is our executive vice president and director. Messrs. Barberie, Holliday and Saltsman are our directors. Additional information is contained under “Nomination and Election of Directors”.

(9)	Includes 1,067 shares owned through our 401(k) plan.
(10)

Information is based solely from Amendment No. 4 to Schedule 13D filed with the SEC on March 17, 2009 by one or more of the following persons: GGCP, Inc. (“GGCP”), GAMCO Investors, Inc. (“GBL”), Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management Inc. (“GAMCO”), Teton Advisors, Inc. (“Teton Advisors”), Gabelli Securities, Inc. (“GSI”), Gabelli & Company, Inc. (“Gabelli & Company”), MJG Associates, Inc. (“MJG Associates”), Gabelli Foundation, Inc. (“Foundation”), and Mario Gabelli. GBL, GAMCO, and Gabelli & Company are New York corporations and GSI and Teton Advisors are Delaware corporations, each having its principal business office at One Corporate Center, Rye, New York 10580. GGCP is a New York corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. Gabelli Funds is a New York limited liability company having its principal business office at One Corporate Center, Rye, New York 10580. MJG Associates is a Connecticut corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. The Foundation is a Nevada corporation having its principal offices at 165 West Liberty Street, Reno, Nevada 89501.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the fiscal years ended 2010 and 2009, there have been no related party transactions required to be disclosed under SEC rules.

Item 14.	Principal Accounting Fees and Services

The following table provides information relating to the fees Crowe Howath LLP and McGladrey & Pullen, LLP billed or will bill to us for the fiscal years ended November 6, 2010 and October 31, 2009.

	Audit Fees		Tax Fees	All Other Fees		Total Fees

Fiscal Year 2010

Crowe Horwath LLP	$58,000		$0	$0		$58,000

McGladrey & Pullen, LLP	$5,839		$0	$0		$5,839

Fiscal Year 2009:

McGladrey & Pullen, LLP	$68,000	(1)	$0	$8,355	(2)	$76,355

(1)	Audit fees include all fees for services in connection with the annual audit of our financial statements and review of our quarterly financial statements.
(2)	All other fees for fiscal year 2009 include fees related to assistance with comment letters from the Securities and Exchange Commission.

All decisions regarding selection of independent accounting firms and approval of accounting services and fees are made by our audit committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002. There are no exceptions to the policy of securing pre-approval of our audit committee for any service provided by our independent accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Consolidated Financial Statements and Schedules

Report of Crowe Horwath LLP

Report of McGladrey & Pullen, LLP

Consolidated Balance Sheets at November 6, 2010 and October 31, 2009

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended November 6, 2010 and October 31, 2009

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 6, 2010 and October 31, 2009

Consolidated Statements of Cash Flows for the Years Ended November 6, 2010 and October 31, 2009

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

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

	(c)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

	(d)	Finance Revenue Sharing Agreement dated April 10, 2004 between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(e)

Loan and Security Agreement dated May 20, 2009, by and among Clayton Bank & Trust, Majestic 21 Partnership, 21st Mortgage Corporation, Majestic Homes, Inc. and the Company, as guarantor (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(i) Term Note dated May 20, 2009 in favor of Clayton Bank & Trust (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

14.	Nobility’s Code of Ethics (filed as an exhibit to Nobility’s form 10-K for the fiscal year ended November 4, 2006 and incorporated herein by reference).

21.	Subsidiaries of Nobility.

23.1	Consent of Crowe Horwath LLP

23.2	Consent of McGladrey & Pullen, LLP

31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

	(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

	(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

*	Management Remuneration Plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: May 19, 2011	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: May 19, 2011	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Executive Officer

DATE: May 19, 2011	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: May 19, 2011	By: /s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: May 19, 2011	By: /s/ Richard C. Barberie
Richard C. Barberie, Director

DATE: May 19, 2011	By: /s/ Robert Holliday
Robert Holliday, Director

DATE: May 19, 2011	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: May 19, 2011	By: /s/ Thomas W. Trexler
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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

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

	(c)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

	(d)	Finance Revenue Sharing Agreement dated April 10, 2004 between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

	(e)	Loan and Security Agreement dated May 20, 2009, by and among Clayton Bank & Trust, Majestic 21 Partnership, 21st Mortgage Corporation, Majestic Homes, Inc. and the Company, as guarantor (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(i) Term Note dated May 20, 2009 in favor of Clayton Bank & Trust (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

14.	Nobility’s Code of Ethics (filed as exhibit to Nobility’s Form 10-K for the fiscal year ended November 4, 2006 and incorporated herein by reference).

21.	Subsidiaries of Nobility.

23.1	Consent of Crowe Horwath LLP

23.2	Consent of McGladrey & Pullen, LLP

31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

	(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

	(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.