Form 10-Q
period 2011-05-07
NOBILITY HOMES INC
filed 2011-06-21
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended May 7, 2011

Commission File number 0-6506

NOBILITY HOMES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1166102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3741 S.W. 7th Street Ocala, Florida	34474
(Address of principal executive offices)	(Zip Code)

(352) 732-5157

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐ ;    No  ☒.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ ;    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of June 20, 2011
Common Stock	4,056,144

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	May 7, 2011	November 6, 2010
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$6,830,663	$8,225,232
Short-term investments	2,061,441	2,025,812
Accounts and notes receivable	1,179,118	296,536
Mortgage notes receivable, current	2,449	2,284
Inventories	16,937,757	16,569,403
Income tax receivable	316,020	244,365
Prepaid expenses and other current assets	425,660	230,597
Deferred income taxes	257,568	267,566

Total current assets	28,010,676	27,861,795

Property, plant and equipment, net	3,910,670	3,989,441
Long-term investments	509,450	512,786
Mortgage notes receivable, long term	189,803	190,921
Other investments	5,553,734	5,647,043
Deferred income taxes	1,077,830	1,033,291
Other assets	3,026,285	2,524,952

Total assets	$42,278,448	$41,760,229

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$318,870	$220,635
Accrued compensation	109,443	114,478
Accrued expenses and other current liabilities	389,582	209,787
Deferred revenue, current	24,980	—
Customer deposits	412,157	554,991

Total current liabilities	1,255,032	1,099,891

Deferred revenue, long term	460,076	—

Total liabilities	1,715,108	1,099,891

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,531,166	10,482,920
Retained earnings	38,929,351	39,102,781
Accumulated other comprehensive income (loss)	118,025	89,839
Less treasury stock at cost, 1,308,763 in 2011 and 2010	(9,551,693)	(9,551,693)

Total stockholders’ equity	40,563,340	40,660,338

Total liabilities and stockholders’ equity	$42,278,448	$41,760,229

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	May 7, 2011	May 1, 2010	May 7, 2011	May 1, 2010

Net sales	$3,229,214	$3,708,529	$6,461,903	$7,001,403

Cost of goods sold	(2,586,747)	(2,888,795)	(5,163,181)	(5,606,967)

Gross profit	642,467	819,734	1,298,722	1,394,436

Selling, general and administrative expenses	(785,874)	(1,056,662)	(1,613,125)	(2,042,957)

Operating loss	(143,407)	(236,928)	(314,403)	(648,521)

Other income (loss):
Interest income	37,068	61,676	73,389	129,345
Undistributed earnings in joint venture - Majestic 21	11,968	—	17,496	11,404
Losses from investments in retirement community limited partnership	(82,605)	(194,825)	(110,805)	(450,049)
Miscellaneous	19,463	5,781	37,691	24,018

Total other income (loss)	(14,106)	(127,368)	17,771	(285,282)

Loss before provision for income taxes	(157,513)	(364,296)	(296,632)	(933,803)

Income tax benefit	100,469	162,267	123,202	394,429

Net loss	(57,044)	(202,029)	(173,430)	(539,374)

Other comprehensive income, net of tax:
Unrealized investment gain	2,763	30,809	28,186	47,455

Comprehensive loss	$(54,281)	$(171,220)	$(145,244)	$(491,919)

Weighed average number of shares outstanding:
Basic	4,056,144	4,056,144	4,056,144	4,056,144
Diluted	4,056,144	4,056,144	4,056,144	4,056,144

Loss per share:
Basic	$(0.01)	$(0.05)	$(0.04)	$(0.13)
Diluted	$(0.01)	$(0.05)	$(0.04)	$(0.13)

Cash dividends paid per common share	$—	$—	$—	$0.25

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended
	May 7, 2011	May 1, 2010
Cash flows from operating activities:
Net loss	$(173,430)	$(539,374)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	82,170	106,618
Amortization of bond premium/discount	12,898	42,889
Deferred income taxes	(51,546)	(179,893)
Undistributed earnings in joint venture - Majestic 21	(17,496)	(11,404)
Distributions from joint venture - Majestic 21	—	29,000
Losses from investments in retirement community limited partnerships	110,805	450,049
Gain on disposal of property, plant and equipment	(3,740)	—
Increase in cash surrender value of life insurance	(47,400)	(29,760)
Stock base compensation	48,246	75,876
Decrease (increase) in:
Accounts receivable	(882,582)	(544,989)
Inventories	(368,354)	(184,450)
Income taxes receivable	(71,655)	205,103
Prepaid expenses and other assets	(648,996)	46,755
(Decrease) increase in:
Accounts payable	98,235	80,936
Accrued compensation	(5,035)	29,226
Accrued expenses and other current liabilities	179,795	(47,846)
Deferred Revenue	485,056	—
Customer deposits	(142,834)	327,819

Net cash used in operating activities	(1,395,863)	(143,445)

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,143)	(3,800)
Proceeds from the sale of property, plant and equipment	9,484	—
Proceeds from mortgage notes receivable	953	—
Proceeds from maturity of long-term investment	—	1,400,000

Net cash provided by investing activities	1,294	1,396,200

Increase (decrease) in cash and cash equivalents	(1,394,569)	1,252,755

Cash and cash equivalents at beginning of year	8,225,232	3,995,167

Cash and cash equivalents at end of quarter	$6,830,663	$5,247,922

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and six months ended May 7, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 7, 2011 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s November 6, 2010 Annual Report on Form 10-K.

2. Inventories

New home inventory is carried at the lower of cost or market value. The cost of finished home inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or market value. Pre-owned home inventory is carried at the lower of cost or market value. Each specific model’s market value is determined using the standards established by the NADA (National Automobile Dealers Association) manufactured housing cost guide book. This guidebook is HUD Title 1, Fannie Mae and Freddie Mac approved, and the Department of Veteran Affairs recognizes it for appraisal (cost approach) and review purposes. The Company compares the models’ market value to the NADA manufactured housing cost guide book on a quarterly basis or more often as facts and circumstances caused the Company to believe any changes in valuation have occurred. Other inventory costs are determined on a first-in, first-out basis. Due to the number of repurchased homes associated with the Finance Reserve Sharing Agreement the Company set up an inventory valuation reserve for potential losses associated with the refurbishing and reselling of pre-owned manufactured homes. Each quarter the inventory valuation reserve is re-evaluated based on the number of pre-owned manufactured homes in inventory. As of May 7, 2011, the inventory valuation reserve is $461,208.

	May 7, 2011	November 6, 2010

Raw materials	$404,445	$398,332
Work-in-process	70,895	73,668
Finished homes	6,008,610	6,886,540
Pre-owned manufactured homes (see Note 10)	10,806,393	9,478,621
Model home furniture and other	108,622	135,236

	17,398,965	16,972,397
Less reserve for pre-owned manufactured homes	(461,208)	(402,994)

Total inventories, net	$16,937,757	$16,569,403

3. Investments

Investments in “held-to-maturity” and “available-for-sale” debt and equity securities were as follows:

May 7, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-maturity securities (carried at amortized cost):	$2,213,725	$23,154	$—	$2,236,879

Available-for-sale securities (carried at fair value):
Equity securities in a public company	167,930	189,236	—	357,166

Total investments	$2,381,655	$212,390	$—	$2,594,045

November 6, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-maturity securities (carried at amortized cost):	$2,226,623	$40,214	$—	$2,266,837

Available-for-sale securities (carried at fair value):
Equity securities in a public company	167,930	144,043	—	311,973

Total investments	$2,394,553	$184,257	$—	$2,578,810

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

Contractual maturities of “held-to-maturity” debt securities were as follows:

	May 7, 2011		November 6, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value

Due in less than one year	$1,704,275	1,720,234	1,713,837	1,743,637
Due in 1 - 5 years	509,450	516,645	512,786	523,200

	$2,213,725	$2,236,879	$2,226,623	$2,266,837

There were no sales of “available-for-sale” securities during the six months ended May 7, 2011 or in fiscal year 2010.

A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	May 7,	November 6, 2010

Available-for-sale equity securities	$357,166	$311,975
Held-to-maturity debt securities included in short-term investments	1,704,275	1,713,837

Total short-term investments	2,061,441	2,025,812
Held-to-maturity debt securities included in long-term investments	509,450	512,786

Total investments	$2,570,891	$2,538,598

4. Fair Value of Financial Investments

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair value of the Company’s short and long-term investments are as follows:

	May 7, 2011	November 6, 2010

Carrying amount	$2,570,891	$2,538,598
Fair value	$2,594,045	$2,578,812

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value at May 7, 2011:

	Level 1	Level 2	Level 3

Available for sale equity securities included in short-term investments	$357,166	$—	$—

As discussed in the Company’s Annual Report on Form 10-K, the Company is not required to account for their debt security investments at fair value as they are classified as held-to-maturity and therefore are not included in the above table.

5. Investments in Retirement Community Limited Partnerships

During 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment of $2,360,000 provided the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2008, Nobility Parks I, LLC sold $825,250 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses by the same amount to 31.9%.

During 2008, the Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The investment of $4,030,000 provided the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2009, Nobility Parks II, LLC sold $40,000 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses by the same amount to 48.5%.

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

The following is summarized financial information of Walden Woods and Cypress Creek as of March 31, 2011 and September 30, 2010*:

	March 31, 2011	September 30, 2010
Total Assets	$18,485,934	$18,879,272
Total Liabilities	$18,611,610	$18,516,577
Total Equity	$(125,676)	$362,694

*	Due to both Walden Woods and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter.

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

Because of continuing losses related to the limited partnership operations and the bankruptcy filing by Walden Woods and because the Company’s investments in these partnerships exceeds the underlying equity of those entities, the Company at May 7, 2011 assessed its carrying value of these investments by comparing them to its proportionate share of its estimates of the fair value of the partnerships.

In the case of Walden Woods, the Company’s assessment of the fair value of its investment is based on the expected refinancing of a Walden Woods’ long-term debt as a result of the bankruptcy filing in August 2010. The agreement related to this refinancing was finalized at a mediation hearing between the general partner and the existing lender on January 27, 2011 and will result in a significant reduction of Walden Woods’ debt. The refinancing is subject to approval by the bankruptcy court, which the Company expects to occur since there are no significant other creditors involved in the filing and the ability to obtain acceptable alternative financing. The Company believes that the underlying property is financeable at the debt level indicated in the refinancing agreement and accordingly expects that satisfactory financing should be obtainable. If this refinancing would not occur, the Company’s investment of $841,752 could be fully impaired. The Company has not reflected any impairment of this investment in the May 7, 2011 financial statements based on the expectation of the occurrence of a refinancing. The Company has received assurances from its principal shareholder that if the general partner is not able to obtain acceptable financing to effect the refinancing, the shareholder or his affiliate will pursue a refinancing, subject to all the conditions thereof, with the lender and seek approval of this through the bankruptcy proceedings which will protect the value of the Company’s investment. Based on its assessment of the circumstances surrounding this investment as of the date of these financial statements, management does not believe this investment is impaired.

The general partner of Cypress Creek has notified the Company that it is in the process of refinancing the mortgage loan on the property of approximately $9.1 million which expired on March 2, 2011. Further, the Company has been informed that Cypress Creek has continued to service the mortgage during the period of negotiations and the general partner has informed the Company that this mortgage is expected to be refinanced in the near future. Management believes that the mortgage will be refinanced and that the operations of Cypress Creek will continue uninterrupted. Management has assessed that its proportionate share of its estimate of the fair value of Cypress Creek supports the carrying value of its investment in the May 7, 2011 financial statements.

6. Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Six Months Ended
	May 7, 2011	May 1, 2010	May 7, 2011	May 1, 2010
Beginning accrued warranty expense	$75,000	$75,000	$75,000	$75,000
Less: reduction for payments	(52,396)	(49,209)	(102,765)	(95,280)
Plus: additions to accrual	52,396	49,209	102,765	95,280

Ending accrued warranty expense	$75,000	$75,000	$75,000	$75,000

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

7. Stock Option Plan

On December 27, 2010, the Company issued 6,000 options to employees with a grant date fair value of $2.87 and life of six years.

8. Earnings Per Share

	Three Months Ended		Six Months Ended
	May 7, 2011	May 1, 2010	May 7, 2011	May 1, 2010

Net loss	$(57,044)	$(202,029)	$(173,430)	$(539,374)

Weighted average shares outstanding:
Basic	4,056,144	4,056,144	4,056,144	4,056,144
Add: common stock equivalents	—	—	—	—

Diluted	4,056,144	4,056,144	4,056,144	4,056,144

Earnings (loss) per share:
Basic	$(0.01)	$(0.05)	$(0.04)	$(0.13)

Diluted	$(0.01)	$(0.05)	$(0.04)	$(0.13)

9. Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended		Six Months Ended
	May 7, 2011	May 1, 2010	May 7, 2011	May 1, 2010

Manufactured housing	$3,154,152	$3,620,467	$6,315,373	$6,827,095
Insurance agent commissions	63,610	66,336	120,835	125,918
Construction lending operations	11,452	21,726	25,695	48,390

Total net sales	$3,229,214	$3,708,529	$6,461,903	$7,001,403

10. Commitments and Contingent Liabilities

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of May 7, 2011, the outstanding principal balance of the note was $3,292,798 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $4,115,998. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On May 7, 2011 there was approximately $739,931 in loan loss reserves or 3.06% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

Under the finance revenue sharing agreement, loans that are 30 days past due are considered to be delinquent. At May 7, 2011, 13.27%, or $9,418,710, of the loans in the portfolio subject to the finance revenue sharing agreement was delinquent. At May 7, 2011, there were loan loss reserves of 9.20% of the finance revenue sharing agreement’s loan portfolio, which, based on our historical recovery ratios, should be sufficient to cover our losses on the disposition of delinquent loans. The joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. If the fair market value of the collateral is less than the purchase price, after combining the liquidation expense reserves carried by 21st Mortgage Corporation, the Company would book a loss at that time. The risk of loss is carried primarily by 21st Mortgage Corporation as evidenced by the loss reimbursement payment of up to 60% that the Company can use to cover any shortfall in the sales proceeds from the cost of buying the loan. The Company believes that the revenue sharing agreement reserve account carried on the books of 21st Mortgage Corporation which provides for the payments above more than offsets the fair value of any ASC 460 liability that might arise under the agreement.

The following table summarizes certain key statistics regarding sales and purchase of the repurchased homes under its finance revenue sharing agreement. These homes and land have been included in pre-owned manufactured homes in inventory (see Note 6).

	Six Months	Fiscal Years
	5/7/2011	2010	2009	Total

Homes repurchased	24	51	74	149
Cost of repurchased homes	$1,978,206	$4,829,725	$6,795,961	$13,603,892

Number of loans originated from 2003-2005	1	6	17	24
Amount of loans originated from 2003-2005	$52,362	$430,425	$1,089,017	$1,571,804
Number of loans originated from 2006-2010	23	45	57	125
Amount of loans originated from 2006-2010	$1,925,844	$4,399,300	$5,706,944	$12,032,088

Sold homes repurchased	11	28	7	46
Sold amount of homes repurchased	$1,031,816	$2,177,579	$406,715	$3,616,110

Liquidation reimbursement expense from 21st Mortgage Corporation	$394,942	$872,144	$189,921	$1,457,007

Impact upon results of operations	$30,998	$250,832	$114,383	$396,213

Commission income	$27,402	$206,434	$51,021	$284,857

When we repossess properties under the Finance Revenue Sharing Agreement, we may be required to purchase land on which the home is set if that transaction was initially financed as a bundled arrangement by 21st Century Mortgage. In the quarter ending February 5, 2011, we initiated the deferral of revenue recognition on the sale of repossessed homes that were bundled with land sales and re-financed by 21st Century Mortgage based on guidance in ASC 360 -20 (formerly FAS 66). We have determined that on such transactions that we have “continuing involvement” since under the Finance Revenue Sharing Agreement we are required to repurchase the collateral in the financed transaction in the event of a default. Accordingly we have deferred revenue recognition on such sales transactions and included the deferred revenue in our balance sheet beginning in the quarter ending February 5, 2011 and have included the related collateral in other long-term assets. Revenue, cost of the transaction and gross profit will be recognized as the amount of the repurchase obligation is reduced based on the payoff of the loan by the customer. If losses on transactions were to occur, the collateral would be written down to reflect the loss on this collateral.

We have assessed the cumulative effects on our financial statements of not adopting this policy on previous sales transactions of this nature which occurred in fiscal 2009 and 2010 and have determined that the impact of not adopting this accounting on such transactions is not material to the financial statements. We thus believe it appropriate to adopt the above described accounting for such transactions on a prospective basis for such transactions that occurred in the quarter ending February 5, 2011 and thereafter.

Due to the number of repurchased homes the Company has experienced under the finance revenue sharing agreement, the Company has increased the inventory valuation reserve to $461,208 at May 7, 2011 from $402,994 at November 6, 2010 for potential losses associated with the refurbishing and reselling of the repurchased homes.

The maximum future undiscounted payments the Company could be required to make under the finance revenue sharing agreement, as of May 7, 2011, is $70,961,236, in repurchase obligations, offset by payments from 21st Mortgage Corporation for the loss reserve of up to $31,932,556 and the proceeds from the sale of the homes (the collateral). The fair value of the collateral, when combined with the amount of the reserve payment from the finance revenue sharing agreement reserve for loan losses account, has historically exceeded the amount of the defaulted loan resulting in no loss to the Company. However, if the real estate market further deteriorates, the Company could experience losses on the disposition of these delinquent loans.

Repurchase Agreements – The Company had only one repurchase agreement with a financial institution (floor plan lender) and that agreement was for only one manufactured housing dealer. As of May 7, 2011, the dealer had none of the Company’s homes on floor plan. The contingent liability for each home is based on the wholesale invoice price of the home-less the required curtailment from the floor plan lender that the dealer has paid per home. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and was $0 and $116,136 at May 7, 2011 and November 6, 2010, respectively. The Company applies FASB ASC 460-10, Guarantees, to account for its liability for repurchase commitments. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreements in the six months ended May 7, 2011 or May 1, 2010.

11. Concentration of Credit Risk

The Company began providing manufacturing homes to a new customer during the first quarter of 2011. Sales to this customer represent approximately $949,000 and $1,761,000 of the Company’s sales for the three and six months ended May 7, 2011, respectively. Accounts receivable due from this customer were $972,000 at May 7, 2011.

12. Subsequent Events

The Company repurchased approximately $333,167 in defaulted loans under the finance revenue sharing agreement since May 7, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for the three and six months ended May 7, 2011 and May 1, 2010.

	Three Months Ended		Six Months Ended
	May 7, 2011	May 1, 2010	May 7, 2011	May 1, 2010

Homes sold through Company owned sales centers	23	35	44	62
Homes sold to independent dealers	41	12	82	18
Total new factory built homes produced	52	35	109	62
Average new manufactured home price - retail	$57,882	$70,339	$68,343	$72,631
Average new manufactured home price - wholesale	$28,031	$38,025	$29,955	$67,326

As a percent of net sales:
Gross profit from the Company owned retail sales centers	17%	17%	15%	16%
Gross profit from the manufacturing facilities	17%	12%	17%	7%

For the three and six months ended May 7, 2011 and May 1, 2010 results are as follows: Total net sales in the second quarter of 2011 were $3,229,214 compared to $3,708,529 in the second quarter of 2010. Total net sales for the first six months of 2011 were $6,461,903 compared to $7,001,403 for the first six months of 2010. The Company began providing manufacturing homes to a new customer during the first quarter of 2011. Sales to this customer represent approximately $949,000 and $1,761,000 of the Company’s sales for the three and six months ended May 7, 2011, respectively. Accounts receivable due from this customer were approximately $972,000 at May 7, 2011.

Sales and operations for the second quarter of 2011, continued to be adversely impacted by our country’s economic uncertainty and the low manufactured housing shipments in Florida, plus the overall weakness in Florida and the nation’s housing market. Industry shipments in Florida for the period November 2010 through April 2011 were down approximately 17% from the same period last year. Even though Nobility’s gross profit as a percentage of net sales, selling, general and administrative expenses improved for the first six months, the Company’s low sales volume made it difficult to report meaningful results. Continued lack of retail and wholesale financing, very high unemployment and home foreclosures, slow sales of existing site-built homes, low consumer confidence and a poor economic outlook for the U.S. and Florida’s economy are just a few of the on-going challenges the Company faced. While the management has not seen decisive improvement in these challenges brought about by the tumultuous events of 2008 and 2009, some slight progress has emerged for the nation’s economy. Although the overall housing picture, credit market and economy have not improved measurably during the past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. Job formation, immigration growth and migration trends, plus consumers returning to more affordable housing should favor Florida. The Baby Boomer generation began to turn 65 in January 2011 and by 2030 the number of Americans 65 and over is predicted to almost double. This trend coupled with the end of the free spending credit-driven years, Nobility’s 44 years in the Florida market, and consumers’ increased need for more affordable housing should serve the company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country. For the remainder of fiscal 2011, the country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the demand of our affordable homes to improve significantly.

Management understands that during this very complex economic environment, maintaining the Company’s strong financial position is vital for future growth and success. Because of the poor business conditions in our market area and the lack of any clarity when today’s economic challenges will improve measurably, the Company will continue to evaluate Prestige’s twelve retail model centers in Florida, along with all expenses within the Company and react in a manner consistent with maintaining our financial position.

The Company invested as a limited partner in two new Florida retirement manufactured home communities in fiscal year 2008. Although these investments will report non-cash losses in the initial fill-up stage, management believes that the new attractive and affordable manufactured home communities for senior citizens will be a growth area for Florida in the future.”

Insurance revenues in the second quarter of 2011 were $63,610 compared to $66,336 in the second quarter of 2010. Total insurance revenues for the first six months of 2011 were $120,835 compared to $125,918 for the first six months of 2010. The decline in insurance agent commissions resulted from a decline in new policies written and renewals. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial, Inc. assists our customers in obtaining various insurance and extended warranties coverage’s with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. Mountain Financial, Inc. has no material commitments or contingencies. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at February 5, 2011 and November 6, 2010.

The construction lending operation provides financing to buyers who have been approved for financing by an independent third party and who are purchasing a home through the Company’s retail sales centers. A construction loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The income from construction lending operations in second quarter of 2011 was $11,452 compared to $21,726 in the second quarter of 2010 and was $25,695 for the first six months of 2011 compared to $48,390 for the first six months of 2010.

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

Gross profit as a percentage of net sales was 20% in second quarter of 2011 compared to 22% in second quarter of 2010 and was 20% for the first six months of 2011 compared to 20% for the first six months of 2010. The gross profit remained the same primarily due to the increased sales at the manufacturing facilities and certain fixed manufacturing expenses, although the inventory valuation reserve established for potential losses associated with the refurbishing and re-selling of the repossessions increased $58,214 to $461,208 in the first six months of 2011.

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

Selling, general and administrative expenses as a percent of net sales was 24% in second quarter of 2011 compared to 28% in the second quarter of 2010 and was 25% for the first six months of 2011 compared to 29% for the first six months of 2010. Selling, general and administrative expenses as a percent of net sales declined due to the fixed expenses directly related to the increased sales at the Company’s manufacturing facilities and the reduction of selling, general and administrative expenses from closing three non performing retail sales centers in fiscal year 2010.

The Company earned $11,968 from its joint venture, Majestic 21, in the second quarter of 2011 compared to no earnings for the second quarter of 2010 due to the increase in the monthly provision for credit losses. For the first six months of 2011 the Company earned from Majestic 21 $17,496 compared to $11,404 for the first six months of 2010. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The primary assets of Majestic 21 are loans that were originated from 1997 until 2003. In 2003, the Company entered into a finance revenue sharing agreement with 21st Mortgage Corporation pursuant to which all loans originated from that point forward are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement as further discussed below. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs.

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

The Company has not received a distribution from the finance revenue sharing agreement in the first six months of fiscal year 2011 or in fiscal year 2010. To the extent that the finance revenue sharing agreement has reserves in excess of the minimum reserve (as required to be maintained), those funds are available for distribution. The minimum reserve is determined by a formula and the higher the delinquency of the loan portfolio the more that is needed in the minimum reserve. The loan delinquencies had increased to the point that there was not enough excess reserve to warrant a distribution due to the higher delinquency in the loan portfolio. At May 7, 2011, 13.27% or $9,418,710 of loans in the portfolio subject to the finance revenue sharing agreement was delinquent. The reserve for loan losses is held by 21st Mortgage Corporation and does not appear on the Company’s books. Included in the reserve is the cost of refurbishing and reselling the repurchased and foreclosed homes. All of the earnings of the loans originated under the finance revenue sharing agreement go to the reserve account. If this reserve amount is greater than the minimum required reserve, a distribution can be made. If the delinquencies in the loan portfolio rise, the required minimum reserve rises, and could equal or exceed the reserve amount. In this case, no amount would be available for distribution.

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

The Company earned interest on cash, cash equivalents and short and long-term investments in the amount of $37,068 for the second quarter of 2011 compared to $61,676 for the second quarter of 2010. For the first six months of 2011 interest earned on cash, cash equivalents and short and long-term investments were $73,389 compared to $129,345 in the first six months of 2010. The decreased interest income was primarily due to a decrease in the amount of cash, cash equivalents and long-term investments and in the lower variable rate portion of our cash and cash equivalents balances.

The Company reported losses from investments in these retirement community limited partnerships in the amount of $82,605 for the second quarter of 2011 compared to $194,825 for the second quarter of 2010. For the first six months of 2011 the Company reported losses of $110,805 compared to $450,049 in the first six months of 2010. Although these investments will report losses in the initial fill-up stage, management believes that new attractive and affordable manufactured home communities for senior citizens will be a significant growth area for Florida in the future. Because of a dispute on the refinancing terms on one of the Florida retirement manufactured home communities, Walden Woods, with the current mortgage lender, the General Partner sought bankruptcy protection in August 2010. Final resolution of the dispute is pending resolution of the financing arrangement and bankruptcy court approval. The level of losses from the investment in these entities was reduced in 2011 as compared to 2010 due largely to improved expense controls and the bankruptcy of Walden Woods which resulted in reduced financing costs.

The tax benefits approximated 42% of the year to date pre-tax loss for 2011 and 2010. Tax benefits are being recognized despite continued losses being incurred because management has assessed that it is more likely than not that benefits will be realizable due to tax planning opportunities. Quarterly tax benefits in second quarter vary from the year to date rates due to adjustments to arrive at the forecasted annual rates.

As a result of the factors discussed above, losses for the second quarter of 2011 were $57,044 or $0.01 per share compared to losses of $202,029 or $0.052 per share for the second quarter of 2010. For the first six months of 2011 losses were $173,430 or $0.04 per share compared to losses of $539,374 or $0.13 per share in the second quarter 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $6,830,663 at May 7, 2011 compared to $8,225,232 at November 6, 2010. The decrease in cash and cash equivalents was primarily due to the increase in repurchase of repossessed or foreclosed homes and increase in accounts receivable due the increased sales at the manufacturing facility. Short and long-term investments were $2,570,891 at May 7, 2011 compared to $2,538,598 at November 6, 2010. Working capital was $26,755,644 at February 5, 2011 as compared to $26,761,904 at November 6, 2010. Nobility owns the entire inventory for its Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and does not incur any third party floor plan financing expenses.

Accounts payable at May 7, 2011 was $318,870 compared to $220,635 at November 6, 2010. The increase in accounts payable was primarily due to an increase in materials purchased since the number of homes produced in first and second quarter of 2011 increased by 35% and 24% respectively, at the Company’s manufacturing facility over fourth quarter of 2010. Accrued compensation at May 7, 2011 was $109,443 compared to $114,478 at November 6, 2010. Accrued compensation consists largely of sales commissions, bonuses and weekly payroll. Accrued expenses and other current liabilities at May 7, 2011 was $389,582 compared to $209,787 at November 6, 2010. The increase in accrued expenses and other liabilities is primarily due to the increase in the accrued sales tax and freight-out. Customer deposits were $412,157 at May 7, 2011 compared to $554,991 at November 6, 2010.

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

Nobility did not repurchase any of its common stock in the open market during first six months of 2011 or in fiscal year 2010. The Company’s Board of Directors has authorized the purchase of up to 200,000 shares of the Company’s stock in the open market.

We do not plan to incur any expenditure in fiscal year 2011 for the purchase of any of our current retail sales centers since we have no plan to purchase any of our leased centers in fiscal year 2011. The expenditures associated with defaulted loans are highly related to the unemployment rate in our market area and the length and severity of the recession, in addition to how quickly the Company can resell the foreclosed homes. Our joint venture still has a significant loan loss reserve of over $6,530,778 on the portfolio of $70,961,236 in loans. Based on the current level of sales, construction loans should not exceed $1,000,000. The Company could be required to repurchase several million dollars more of defaulted loans during the remainder of fiscal year 2011 depending upon delinquency and foreclosure rates. The Company has repurchased approximately $333,167 in additional defaulted loans under the finance revenue sharing agreement since May 7, 2011.

Under the finance revenue sharing agreement, loans that are 30 days past due are considered to be delinquent. At May 7, 2011, 13.27%, or $9,418,710, of the loans in the portfolio subject to the finance revenue sharing agreement was delinquent. At May 7, 2011, there were loan loss reserves of 9.20% of the finance revenue sharing agreement’s loan portfolio, which, based on our historical recovery ratios, should be sufficient to cover our losses on the disposition of delinquent loans. The joint venture, Majestic 21, is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. If the fair market value of the collateral is less than the purchase price, after combining the liquidation expense reserves carried by 21st Mortgage Corporation, the Company would book a loss at that time. The risk of loss is carried primarily by 21st Mortgage Corporation as evidenced by the loss reimbursement payment of up to 60% that Prestige can use to cover any shortfall in the sales proceeds from the cost of repurchasing the home.

The maximum future undiscounted payments the Company could be required to make under the finance revenue sharing agreement, as of May 7, 2011, is $70,961,236 in repurchase obligations, offset by payments from 21st Mortgage Corporation for the loss reserve reconciliation of up to $31,932,556 and the proceeds from the sale of the homes (the collateral).

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

When we repossess properties under the Finance Revenue Sharing Agreement, we may be required to purchase land on which the home is set if that transaction was initially financed as a bundled arrangement by 21st Century Mortgage. In the quarter ending February 5, 2011, we initiated the deferral of revenue recognition on the sale of repossessed homes that were bundled with land sales and re-financed by 21st Century Mortgage based on guidance in ASC 360 -20 (formerly FAS 66). We have determined that on such transactions that we have “continuing involvement” since under the Finance Revenue Sharing Agreement we are required to repurchase the collateral in the financed transaction in the event of a default. Accordingly we have deferred revenue recognition on such sales transactions and included the deferred revenue in our balance sheet beginning in the quarter ending February 5, 2011 and have included the related collateral in other long-term assets. Revenue, cost of the transaction and gross profit will be recognized as the amount of the repurchase obligation is reduced based on the payoff of the loan by the customer. If losses on transactions were to occur, the collateral would be written down to reflect the loss on this collateral.

We have assessed the cumulative effects on our financial statements of not adopting this policy on previous sales transactions of this nature which occurred in fiscal 2009 and 2010 and have determined that the impact of not adopting this accounting on such transactions is not material to the financial statements. We thus believe it appropriate to adopt the above described accounting for such transactions on a prospective basis for such transactions that occurred in the quarter ending February 5, 2011 and thereafter.

The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at May 7, 2011 or November 6, 2010.

Investments in Retirement Community Limited Partnerships

During 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment of $2,360,000 provided the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2008, Nobility Parks I, LLC sold $825,250 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses by the same amount to 31.9%.

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

Nobility’s investments in the retirement communities are evaluated for possible impairment as facts and circumstances present themselves. The major factor that is considered to be an indicator of possible impairment would be the significant and/or permanent decline in actual or forecasted sales or no sales activity in the retirement communities. When it is determined that the retirement communities do not have the ability to weather such an event, then an impairment charge may be taken. Additionally, matters related to financing of the retirement communities are evaluated for possible implications as to impairment. The Company receives financial statements on each community quarterly and compares those financial statements with our investment expectations. In addition, by being the sole supplier of homes to the two communities we know on a daily basis how many homes are sold. The Company also gets a monthly inventory report showing all homes set up as models, all homes sold waiting for closing, all homes with 15% deposits waiting for a closing date, plus homes sold for the month. The Company follows the number of customers booked into the communities on the “guest house” program and monitor the communities’ advertising and marketing plans and programs. With a manufactured home community, each home sold increases the monthly rental income and increases the value of the community since the new homeowner agrees to pay a monthly payment to the community for the community’s amenities and the land upon which the home is located. The Company continually analyzes this information provided for any indicators of possible impairment. To date, the Company does not believe our investments in the retirement community limited partnerships are impaired.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FASB ASC 810. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,983,800 as of May 7, 2011 and $1,966,304 as of November 6, 2010. However, based on management’s evaluation, there was no impairment of this investment at May 7, 2011 or November 6, 2010.

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

The Majestic 21 joint venture is a loan portfolio that is owned 50% by 21st Mortgage Corporation and 50% by the Company. The primary assets are loans that were originated from 1997 until 2003. In 2003, the Company entered into a finance revenue sharing agreement with 21st Mortgage Corporation and all loans originated from that point forward, are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs. At May 7, 2011, there was $739,961 in loan loss reserves or 3.06% of Majestic 21’s loan portfolio. The Majestic 21 joint venture is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is consolidated into 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent, which is a public company. Management believes the loan loss reserves are reasonable based upon its review of the Majestic 21 joint venture’s financial statements and loan loss experiences to-date.

Finance Revenue Sharing Agreement

During fiscal year 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement between 21st Mortgage Corporation, Prestige Homes, Inc., and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement, mortgage financing will be provided on manufactured homes sold through the Company’s retail centers to customers who qualify for such mortgage financing. Under the finance revenue sharing agreement, the Company has agreed to repurchase any repossessed homes and related collateral from 21st Mortgage Corporation that were financed under the agreement. The repurchase price is the remaining loan balance (plus 21st Mortgage Corporation’s legal fees). If the loan included a mortgage on the land, the Company receives the land in addition to the home. If the loan only had the home as collateral, the Company only gets the home and is required to move it off the location where it was previously sited. After the Company re-sells the homes, the Company receives the full proceeds from the sale of the home, plus a reimbursement from 21st Mortgage Corporation for liquidation expenses. The reimbursement covers the Company’s cost of transporting homes, repairing homes to resale condition, remarketing homes and all other liquidation expenses. The Company and 21st Mortgage Corporation have agreed that the reimbursement for: (a) a home only repurchase will not exceed 60% of the Company’s purchase price nor will it be less than 40% of the Company’s repurchase price; and (b) a home and land repurchase will not exceed 45% of the Company’s purchase price nor will it be less than 25% of the Company’s purchase price. The Company believes that the revenue sharing agreement reserve account carried on the books of 21st Mortgage Corporation which provides for the payments above more than offsets the fair value of any ASC 460 liability that might arise under the agreement. However, due to the number of repurchased homes the Company has experienced under the finance revenue sharing agreement, the Company has increased the inventory valuation reserve to $461,208 at May 7, 2011 from $402,994 November 6, 2010 for potential losses associated with the refurbishing and reselling of the repurchased homes.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 7, 2011, we are not involved in any material unconsolidated VIE transactions (other than the Company’s investments in Majestic 21).

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

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In our Annual Report on Form 10-K for the year ended November 6, 2010, we reported that we identified three material weaknesses in our internal controls over financial reporting. These related to accounting and analysis of our equity investments in the mobile home parks, the valuation of our deferred tax assets and the related tax benefit that we have reflected in our financial statements and the accounting for sales of repossessed homes that include land sales. While we have not completed all of the activities to formally remediate these matters, we believe we have taken steps to address each of these matters in the preparation of our quarterly financial reporting for the period ending May 7, 2011 and accordingly have concluded that for the reporting period that our disclosure controls and procedures were effective.

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

NOBILITY HOMES, INC.

DATE: June 20, 2011	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 20, 2011	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: June 20, 2011	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer