Form 10-Q
period 2011-08-06
NOBILITY HOMES INC
filed 2012-11-28
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For the quarterly period ended August 6, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ ;    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ ;    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of November 14, 2012
Common Stock	4,056,144

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	August 6, 2011	November 6, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,117,617	$8,225,232
Short-term investments	2,009,855	2,025,812
Accounts and notes receivable	511,518	296,536
Mortgage notes receivable, current	2,404	2,284
Inventories	6,397,420	7,493,776
Pre-owned homes, current	2,276,039	1,549,211
Minimum receivable due from escrow, current	751,622	529,397
Income tax receivable	244,365	244,365
Prepaid expenses and other current assets	411,878	230,597
Deferred income taxes	341,218	267,566

Total current assets	19,063,936	20,864,776

Property, plant and equipment, net	3,871,444	3,989,441
Pre-owned homes, long term	6,563,044	5,214,962
Minimum receivable due from escrow, long term	2,167,332	1,782,057
Long-term investments	—	512,786
Mortgage notes receivable, long term	189,188	190,921
Other investments	3,377,294	5,647,043
Deferred income taxes	1,575,782	1,649,434
Other assets	3,291,252	2,524,952

Total assets	$40,099,272	$42,376,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$291,546	$220,635
Accrued compensation	75,762	114,478
Accrued expenses and other current liabilities	634,957	209,787
Deferred revenue, current	38,375	—
Customer deposits	332,785	554,991

Total current liabilities	1,373,425	1,099,891

Deferred revenue, long term	706,373	—
Reserve for guarantee liability	1,707,230	1,682,621

Total liabilities	3,787,028	2,782,512

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,558,074	10,482,920
Retained earnings	34,685,304	38,036,303
Accumulated other comprehensive income	84,068	89,839
Less treasury stock at cost, 1,308,763 shares in 2011 and 2010	(9,551,693)	(9,551,693)

Total stockholders’ equity	36,312,244	39,593,860

Total liabilities and stockholders’ equity	$40,099,272	$42,376,372

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 6,	July 31,	August 6,	July 31,
	2011	2010	2011	2010
Net sales	$2,881,572	$4,351,040	$9,343,475	$11,352,443
Cost of goods sold	(2,390,136)	(3,448,062)	(7,575,835)	(9,015,223)

Gross profit	491,436	902,978	1,767,640	2,337,220
Selling, general and administrative expenses	(1,420,581)	(905,941)	(3,033,707)	(2,948,898)

Operating income (loss)	(929,145)	(2,963)	(1,266,067)	(611,678)

Other income (loss):
Interest income	54,413	65,566	127,802	194,911
Undistributed earnings in joint venture—Majestic 21	3,705	3,695	21,201	15,099
Losses from investments in retirement community limited partnerships	(2,180,145)	(352,995)	(2,290,950)	(803,044)
Miscellaneous	2,320	21,826	57,015	45,844

Total other income (loss)	(2,119,707)	(261,908)	(2,084,932)	(547,190)

Loss before provision for income taxes	(3,048,852)	(264,871)	(3,350,999)	(1,158,868)
Income tax benefit (expense)	—	113,606	—	492,909

Net loss	(3,048,852)	(151,265)	(3,350,999)	(665,959)

Other comprehensive income (loss), net of tax for 2010:
Unrealized investment gain (loss)	(33,957)	(5,280)	(5,771)	42,175

Comprehensive loss	$(3,082,809)	$(156,545)	$(3,356,770)	$(623,784)

Weighed average number of shares outstanding:
Basic	4,056,144	4,056,144	4,056,144	4,056,144
Diluted	4,056,144	4,056,144	4,056,144	4,056,144

Loss per share:
Basic	$(0.75)	$(0.04)	$(0.83)	$(0.16)
Diluted	$(0.75)	$(0.04)	$(0.83)	$(0.16)

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended
	August 6, 2011	July 31, 2010
Cash flows from operating activities:
Net loss	$(3,350,999)	$(662,306)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	123,256	159,847
Amortization of bond premium/discount	22,972	59,229
Deferred income taxes	—	(375,924)
Undistributed earnings in joint venture—Majestic 21	(21,201)	(15,099)
Distributions from joint venture—Majestic 21	—	29,000
Losses from investments in retirement community limited partnerships	2,290,950	803,044
Gain on disposal of property, plant and equipment	(3,740)	—
Increase in cash surrender value of life insurance	(71,100)	(44,641)
Stock-based compensation	75,154	113,814
Decrease (increase) in:
Accounts receivable	(214,883)	(344,223)
Inventories	1,096,356	742,832
Pre-owned homes	(2,074,910)	(1,876,842)
Minimum receivable due from escrow	(607,500)	599,127
Income taxes receivable	—	773,442
Prepaid expenses and other assets	(876,581)	(23,116)
(Decrease) increase in:
Accounts payable	70,911	7,441
Accrued compensation	(38,716)	(36,203)
Accrued expenses and other current liabilities	425,171	(53,673)
Deferred Revenue	744,748	—
Customer deposits	(222,206)	505,993
Reserve for guarantee liability	24,609	(9,614)

Net cash (used in) provided by operating activities	(2,607,709)	352,128

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,002)	(3,800)
Proceeds from the sale of property, plant and equipment	9,483	—
Proceeds from mortgage notes receivable	1,613	—
Proceeds from maturity of long-term investment	500,000	1,400,000

Net cash provided by investing activities	500,094	1,396,200

Increase (decrease) in cash and cash equivalents	(2,107,615)	1,748,328

Cash and cash equivalents at beginning of year	8,225,232	3,995,167

Cash and cash equivalents at end of quarter	$6,117,617	$5,743,495

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended August 6, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended August 6, 2011 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s November 6, 2010 Annual Report on Form 10-K.

2. Revisions to Financial Statements

As more fully described in Note 11, the Company entered into a Finance Revenue Sharing Agreement (“FRSA”) with 21st Century Mortgage during 2004. Under this arrangement, the Company has agreed to repurchase and remarket financed homes that are in default. The Company is subject to loss on such repurchases if a loss on a closed transaction exceeds reimbursement provisions available to the Company under the FRSA from an escrow account funded by collections of interest on the financed portfolio. On a cumulative basis, the Company has reported approximately $1.75 million in revenue from distributions under the FRSA arrangement during fiscal years 2007 through 2009. The Company has determined that escrow balances should be sufficient to cover losses on repurchases and has recognized revenue under the arrangement on an as-received basis and has incurred nominal losses on repurchased transactions throughout the term of the arrangement.

The Company has historically viewed this arrangement as a combined repurchase, remarketing and revenue sharing arrangement and as such has not deemed it necessary to separately account for the components of the arrangement. Recently, the Company has determined that the repurchase element of the FRSA should have been accounted for under ASC 460, Guarantees, and should have been applied since inception of the FRSA agreement.

In applying the guidance in ASC 460, the Company determined that a third party market participant does not exist for this type of financial instrument which includes a repurchase obligation and thus, the Company estimated a value for the repurchase obligation based on estimated cash outflows that would be incurred by a guarantor and a premium that would be required to be paid a third party to induce that party to participate in the arrangement.

Based on the Company’s past experience and an assessment of likely future contributions to the escrow account from the financed portfolio, the Company determined the escrow account would be sufficient to fund any losses on repurchases. Therefore the cash flow cost of the guarantee was determined to be the time-value of carrying the repossessed inventory and the related disposal costs, which were estimated on an individual contract basis. An inducement premium was added to these costs to determine the overall ASC 460 initial cost of the repurchase obligation. The Company concluded that the offsetting impact of the ASC 460 liability should be recorded to expense.

The Company also determined in its reassessment of the FRSA that receivables from the escrow account related to reimbursement provisions of the arrangement should be reflected as a separate asset with the offset being reflected as a reduction of repossessed inventory. Pre-owned homes initially are recorded at cost. The escrow account funds the refurbishment costs to put the homes in saleable condition at a minimum, and losses on sale, if any, subject to the provisions of the FRSA. Reducing the cost by the minimum receivable from the escrow account approximates market.

The Company has applied the provisions of Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined that the impact of the errors on its previously filed consolidated financial statements was not material.

The Company also changed its presentation of repossessed homes to separate those assets from operating inventory in the balance sheet and included them under the caption “pre-owned homes”.

The Company’s consolidated balance sheet as of November 6, 2010 and consolidated statements of operations for the comparable 2010 periods have been revised for the correction of the errors and the Company’s decision to change its accounting policy relating the classification of pre-owned inventory (*) as further described in note 3. The impact of this policy change has been included as a retroactive application. The revisions for correction of the errors and accounting policy change are as follows:

Consolidated Statements of Operations:

	Three-Month Period Ended			Nine-Month Period Ended
	July 31, 2010			July 31, 2010
	As Reported	As Revised	Change	As Reported	As Revised	Change
Cost of goods sold	$3,417,870	$3,448,062	$30,192	$9,024,837	$9,015,223	$(9,614)
Gross profit	933,170	902,978	(30,192)	2,327,606	2,337,220	9,614
Operating income(loss)	27,229	(2,963)	(30,192)	(621,292)	(611,678)	9,614
Loss before income tax benefit	(234,679)	(264,871)	(30,192)	(1,168,482)	(1,158,868)	9,614
Income tax benefit	102,133	113,606	11,473	496,562	492,909	(3,653)
Net loss	(132,546)	(151,265)	(18,719)	(671,920)	(665,959)	5,961

Consolidated Balance Sheets:

	November 6, 2010
	As Reported	As Revised	Change
Inventories—current	$16,569,403	$7,493,776	$(9,075,627)
Pre-owned homes, current*	—	1,549,211	1,549,211
Minimum receivable due from escrow, current	—	529,397	529,397
Long-term deferred tax asset	1,033,291	1,649,434	616,143
Pre-owned homes—long term*	—	5,214,962	5,214,962
Minimum receivable due from escrow, long term	—	1,782,057	1,782,057
Long-term guarantee liability	—	1,682,621	(1,682,621)
Retained earnings	39,102,781	38,036,303	(1,066,478)

Revisions were made to the Consolidated Statement of Operations for the first and second quarters of 2011 and were as follows:

Consolidated Statements of Operations:

	Three-Month Period Ended			Three-Month Period Ended
	Feb 5, 2011			May 7, 2011
	As Reported	As Revised	Change	As Reported	As Revised	Change
Cost of goods sold	$2,576,434	$2,580,618	$4,184	$2,586,747	$2,605,080	$18,333
Gross profit	656,255	652,071	(4,184)	642,467	624,134	(18,333)
Operating income (loss)	(170,996)	(175,180)	(4,184)	(143,407)	(161,740)	(18,333)
Total Other Income (Loss)	31,877	47,217	15,340	(14,106)	(12,439)	1,667
Loss before income tax benefit	(139,119)	(127,963)	11,156	(157,513)	(174,179)	(16,666)
Income tax benefit	22,733	(0)	(22,733)	100,469	(0)	(100,469)
Net loss	(116,386)	(127,963)	(11,577)	(57,044)	(174,179)	(117,135)

As further described in Note 6, the Company assessed that its ability to recognize deferred tax benefits exceeds its level of deferred tax assets and has recorded a valuation allowance as a result of this. The guarantee liability contributed to the excess level of deferred tax assets and accordingly certain previously recorded tax benefits were required to be reduced when the guarantee liability was recorded and are reflected as changes to previously reported amounts of income. These adjustments primarily occurred in the three month periods ending February 5, 2011 and May 7, 2011.

3. Inventories

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

Pre-owned inventory is valued at the Company’s cost to acquire the inventory plus refurbishment costs incurred to date to bring the inventory to a more saleable state. This amount is reduced by a discretionary valuation reserve determined by the Company to facilitate the accelerated liquidation of the inventory and the minimum amount receivable from the escrow account under the provisions of the FRSA agreement which fund the refurbishment costs. These amounts are outlined below. Management believes that this results in inventory being valued at market, though if additional losses were to be incurred on the liquidation of the inventory, additional amounts are expected to be available for recovery under the reimbursement provisions of the FRSA arrangement.

Other inventory costs are determined on a first-in, first-out basis.

Inventories were as follows:

	August 6,	November 6,
	2011	2010
Raw materials	$403,724	$398,332
Work-in-process	80,458	73,668
Finished homes	5,820,485	6,886,540
Model home furniture and others	92,753	135,236

Inventories, net	$6,397,420	$7,493,776

Pre-owned homes	$12,281,937	$9,478,621
Less valuation reserve	(523,900)	(402,994)
Less minimum receivable due from escrow	(2,918,954)	(2,311,454)

	8,839,083	6,764,173
Less homes expected to sell in 12 months	(2,276,039)	(1,549,211)

Pre-owned homes, long-term	$6,563,044	$5,214,962

As described in Note 14 to these financial statements, the Company entered into the 7th amendment to the FRSA in the fourth quarter of 2011. As a result, the Company took responsibility to liquidate the then existing pre-owned inventory without reimbursement of funds from the escrow account. In assessing the accounting for this amendment, the Company reassessed the expected time frames to liquidate the inventory and based on this assessment, determined that more appropriate accounting would be to reflect as a long-term asset the portion of the inventory it expects to liquidate beyond a one-year period from the balance sheet date. The Company has made this change in these financial statements and has applied this accounting policy change retroactively to the comparative November 6, 2010 balance sheet included in this filing.

The Company expects that repossessed inventory will be sold over the next 3 years and has classified the value of the inventory it expects to sell after the ensuing 12 months from the 2011 balance sheet date as a long-term asset. As indicated above, the Company deemed the change in how inventories and pre-owned homes are classified in the balance sheet to be a change in accounting policy and, as such, the November 6, 2010 balances have been reclassified to conform with the current year presentation based on the expectation of the sale of those inventories in the next year. This new policy is preferable to the prior policy which accounted for all pre-owned homes within inventory classified as a current asset. The new policy classifies pre-owned homes expected to be monetized in the normal operating cycle as current assets and those not expected to be monetized in that cycle as non-current assets.

As described above, the Company maintains a lower or cost of market valuation reserve of $523,900 and $402,994 at August 6, 2011 and November 6, 2010, respectively, due to the large volumes of pre-owned homes coupled with a slow housing market. In addition, pre-owned homes have been reduced by the minimum receivable due from escrow of $2,918,954 at August 6, 2011 and $2,311,454 at November 6, 2010. The current portion of the minimum receivable due from escrow is $751,622 at August 6, 2011 and $529,397 at November 6, 2010.

4. Investments

Investments in “held-to-maturity” and “available-for-sale” debt and equity securities were as follows:

August 6, 2011
		Gross	Gross
	Amortized	Unrealized	Realized	Estimated
	Cost	Gains	Gains	Fair Value
Held-to-maturity securities (carried at amortized cost):

Municipality Bonds	$1,707,133	$25,056	$—	$1,732,189
Available-for-sale securities (carried at fair value):
Equity securities in a public company	167,930	—	134,792	302,722

Total investments	$1,875,063	$25,056	$134,792	$2,034,911

November 6, 2010
		Gross	Gross
	Amortized	Unrealized	Realized	Estimated
	Cost	Gains	Gains	Fair Value
Held-to-maturity securities (carried at amortized cost):

Municipality Bonds	$2,226,623	$40,214	$—	$2,266,837
Available-for-sale securities (carried at fair value):
Equity securities in a public company	253,605	—	58,370	311,975

Total investments	$2,480,228	$40,214	$58,370	$2,578,812

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

Contractual maturities of “held-to-maturity” debt securities were as follows:

	August 6,		November 6,
	2011		2010
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Due in less than one year	$1,707,133	$1,732,189	$1,713,837	$1,743,637
Due in 1 - 5 years	—	—	512,786	523,200

	$1,707,133	$1,732,189	$2,226,623	$2,266,837

There were no sales of “available-for-sale” securities during the nine months ended August 6, 2011 or in fiscal year 2010.

A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	August 6,	November 6,
	2011	2010
Available-for-sale equity securities	$302,722	$311,975
Held-to-maturity debt securities included in short-term investments	1,707,133	1,713,837

Total short-term investment	2,009,855	2,025,812
Held-to-maturity debt securities included in long-term investments	—	512,786

Total investments	$2,009,855	$2,538,598

5. Fair Value of Financial Investments

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair value of the Company’s short and long-term investments are as follows:

	August 6,	November 6,
	2011	2010
Carrying amount	$2,009,855	$2,538,598
Fair value	$2,034,911	$2,578,812

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value at August 6, 2011:

	August 6, 2011
	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments:
Equity securities in a public company	$302,722	$—	$—
Non-recurring fair value investments	$—	$—	$1,139,789

	November 6, 2010
	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments:
Equity securities in a public company	$311,975	$—	$—

As discussed in the Company’s Annual Report on Form 10-K, the Company is not required to account for their debt security investments at fair value as they are classified as held-to-maturity and therefore are not included in the above table.

Marketable equity securities representing less than 20% of voting securities are accounted for in accordance with FASB ASC 320, Accounting for Certain Investments in Debt and Equity Investments. This statement requires the reporting of certain investments at fair value.

Investments included in the available for sale category are those investments that management intends to use as part of its management strategy and that may be sold in response to various types of changes. Investments available for sale in an active market are recorded at fair value. Both unrealized gains and losses are included as a separate component of consolidated equity in the consolidated balance sheets. Gains or losses on securities sold are based on the specific identification method.

Investments included in the non-recurring fair value investments category are those equity-method investments which management valued at fair value as opposed to the equity-method, based on the significant decline in market value. The fair value of these investments was calculated by management using an extended cash flow model to the point at which the park would become a full rental property development. This included assumptions related to home sales, associated cost and revenue of the development activity as well as rental minimum and maintenance expenses. A reasonable discount rate was utilized in the forecast as well as market-based weighted cost of capital. The Company recorded an impairment loss on these investments based on their fair value measurement in the consolidated statements of operations.

6. Investments in Retirement Community Limited Partnerships

The Company had a 31.9% limited partnership investment in Walden Woods, III Ltd. (“Walden Woods”), which developed and operated a mobile home park named Walden Woods (“Walden Woods Park”). The

Company maintained a carrying value in Walden Woods of $863,053 at the end of fiscal 2010. Walden Woods was put into chapter 11 bankruptcy protection in August 2010 to seek protection from its creditors. The primary lender to Walden Woods agreed to a significant concession related to its debt and, at the time of issuance of the Company’s 2010 Form 10-K, Walden Woods was attempting to obtain replacement financing to continue operations at the reduced debt level. Absent this occurring, the Company’s principle shareholder indicated his commitment to obtain financing to ensure the continued operations, which the Company believed protected its investment in Walden Woods from impairment.

In June of 2011, the general partner of Walden Woods determined that he was unable to obtain replacement financing. The Company’s principal shareholder did arrange financing to satisfy the creditor in exchange for the purchase of the Walden Woods Park from Walden Woods. Walden Woods Park was contributed to a newly formed entity owned by the Company’s principal shareholder, Walden Woods South LLC (“South”). The Company’s principal shareholder then contributed a 31.9% interest in South to the Company. Because the Company’s investment in Walden Woods was determined to be worthless due to the disposition of Walden Woods Park from Walden Woods to South, the Company wrote-off its entire investment in Walden Woods. It was also determined that the action by the Company’s principal shareholder to contribute the interests in South to the Company should be reflected as a contribution of capital with a resulting adjustment being reflected as the value of its investment in South (and the underlying Walden Woods Park). The Company assessed the fair value of the South contribution using projected financial information subsequent to the contribution but before filing this Form 10-Q. Based on that analysis, the value of the South contribution to the Company was deemed to be nominal. The Company attributes this to reduced sales activity level caused by the continued slump in the housing market in the locale of Walden Woods Park that has become apparent during the period from the date of the contribution to the period of the completion of this financial statement. Additionally, the Company attributes the decline in value to the lack of marketing support that was previously provided by Walden Wood’s general partner. The result of these transactions and assessments are that the Company has fully impaired its investment in Walden Woods in the third quarter of 2011 and recorded no value for the contribution of South resulting in a charge to operations of $791,355.

It was also determined that the action by the Company’s principal shareholder to explicitly guarantee the financing used to purchase Walden Woods Park created an implicit guarantee from the Company. The explicit guarantee caused Walden Woods Park to be a variable interest entity as defined in Accounting Standard Codification (ASC) 810. The implicit guarantee created a variable interest in that entity as defined in Accounting Standard Codification (ASC) 810. The Company is considered to currently have an implicit guarantee with South because it is a related party to the primary guarantor. The principal shareholder has the power to direct the activities that most significantly impact the economic performance of Walden Woods South. As such, in accordance with ASC 810, South has not been consolidated in the financial statements of the Company. The Company’s maximum exposure to a loss as a result of its implicit guarantee related to South is the amount of principal shareholder guarantee of $3,800,000 if the shareholder would direct payment by the Company in satisfaction of such guarantee. Although it is not the intention of the Company to do so, should the Company agree to provide additional financial support additional losses could result.

The Company has a 48.5% limited partnership investment in CRF III, Ltd. (“Cypress Creek”). Cypress Creek develops and operates a 403 residential lot manufactured home community located in Winter Haven, Florida. Historically, the only difference between the Company’s investment balances in Cypress Creek and the amount of underlying equity in net assets owned by the Company that is recorded on Cypress Creek’s balance sheet is caused by Cypress Creek’s founding partner not stepping up the original cost basis to fair market value of its contribution of land to the partnerships, which is in accordance with generally accepted accounting principles, since the founding partner formed the Cypress Creek partnership.

The Company assessed the fair value of the investment in Cypress Creek using projected activity subsequent to the August 6, 2011. Based on that analysis, management determined that the balance of the investment in Cypress Creek exceeded the Company’s proportional share of Cypress Creek’s fair value. As such the Company recorded an impairment charge to the investment of $1,300,000 in the third quarter of 2011. The Company attributes the reduced value to the continued slump in the housing market in the locale of Cypress Creek which was identified and recorded in the third quarter based on the extended time between period close and the filing of the third quarter 2011 Form 10-Q. The remaining value of the Cypress Creek investment at August 6, 2011 is $1,139,789.

These investments in Walden Woods, South and Cypress Creek are accounted for under the equity method of accounting and all allocations of profit and loss are on a pro-rata basis. Since the Company’s maximum exposure is limited to its investment in Walden Woods, South and Cypress Creek, management has concluded that the Company would not absorb a majority of South’s, Walden Woods’ or Cypress Creek’s expected losses nor receive a majority of South’s, Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate South, Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with FASB ASC No. 810-10.

The following is summarized financial information of South and Cypress Creek as of June 30, 2011 and Walden Woods and Cypress Creek as of September 30, 2010*:

	June 30, 2011	September 30, 2010
Total Assets	$14,774,237	$18,879,272
Total Liabilities	$14,308,786	$18,516,577
Total Equity	$465,451	$362,695

*	Due to South, Walden Woods and Cypress Creek each having a calendar year-end, the summarized financial information provided is from their most recent quarter in advance of the Company’s quarter or year end.

The Company has no obligation to fund future operating losses of South and accordingly, has not reduced the investment carrying value to less than zero.

The general partner of Cypress Creek has notified the Company that they have refinanced the $9.1 million mortgage loan on the property through November 2, 2016.

7. Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Nine Months Ended
	August 6,	July 31,	August 6,	July 31,
	2011	2010	2011	2010
Beginning accrued warranty expense	$75,000	$75,000	$75,000	$75,000
Less: reduction for payments	(49,175)	(45,841)	(151,940)	(141,122)
Plus: additions to accrual	49,175	45,841	151,940	141,122

Ending accrued warranty expense	$75,000	$75,000	$75,000	$75,000

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

The Company tracks the warranty claims per home. Based on the history of the warranty claims, the Company has determined that a majority of warranty claims usually occur within the first three months after the home is sold. The Company determines its warranty accrual using the last three months of home sales; therefore, the warranty accrual is approximately one fourth of annual warranty cost.

8. Stock Option Plan

On December 27, 2010, the Company issued 6,000 options to employees with a grant date fair value of $2.87 per option and life of six years.

9. Loss Per Share

	Three Months Ended		Nine Months Ended
	August 6,	July 31,	August 6,	July 31,
	2011	2010	2011	2010
Net loss	$(3,048,852)	$(151,265)	$(3,350,999)	$(665,959)

Weighted average shares outstanding:
Basic	4,056,144	4,056,144	4,056,144	4,056,144
Add: common stock equivalents	—	—	—	—

Diluted	4,056,144	4,056,144	4,056,144	4,056,144

Loss per share:
Basic	$(0.75)	$(0.04)	$(0.83)	$(0.16)

Diluted	$(0.75)	$(0.04)	$(0.83)	$(0.16)

The effects of stock options were not included in the computation of diluted net earnings per share as their effect would have been antidilutive.

10. Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended		Nine Months Ended
	August 6,	July 31,	August 6,	July 31,
	2011	2010	2011	2010
Manufactured housing	$2,421,477	$3,761,159	$7,883,209	$9,448,332
Repossessed home sales	390,180	505,937	1,243,821	1,645,859
Insurance agent commissions	56,326	60,662	177,161	186,579
Construction lending operations	13,589	23,282	39,284	71,673

Total net sales	$2,881,572	$4,351,040	$9,343,475	$11,352,443

11. Commitments and Contingent Liabilities

Majestic 21 — Majestic 21 was formed in 1997 as a joint venture with an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the

Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FASB ASC 810. On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of August 6, 2011, the outstanding principal balance of the note was $3,235,390 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $4,044,237. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On August 6, 2011 there was approximately $754,852 in loan loss reserves or 3.22% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

Finance Revenue Sharing Agreement — The Company has a finance revenue sharing agreement with 21st Mortgage Corporation. Under the Finance Revenue Sharing Agreement (“FRSA”), the Company has agreed to repurchase any repossessed homes and related collateral from 21st Mortgage Corporation that were financed under the agreement, at any time while the loan is outstanding. Upon the repurchase of the loan, the Company receives all of the related collateral. The repurchase price is the remaining loan balance (plus 21st Mortgage Corporation’s legal fees). If the loan included a mortgage on the land, the Company receives the land in addition to the home. If the loan only had the home as collateral, the Company only receives the home and is required to move it off the location where it was previously sited. After the Company re-sells the homes, the Company receives the full proceeds from the sale of the home, plus a reimbursement from 21st Mortgage Corporation for liquidation expenses. The reimbursement covers the Company’s cost of transporting homes, repairing homes to resale condition, remarketing homes and all other liquidation expenses. The Company and 21st Mortgage Corporation have agreed that the reimbursement for: (a) a home only repurchase will not exceed 60% of the Company’s purchase price nor will it be less than 40% of the Company’s repurchase price; and (b) a home and land repurchase will not exceed 45% of the Company’s purchase price nor will it be less than 25% of the Company’s purchase price.

Under the FRSA, loans that are 30 days past due are considered to be delinquent. At August 6, 2011, 14.95%, or $10,500,728, of the loans in the portfolio subject to the finance revenue sharing agreement were delinquent. At August 6, 2011, there were loan loss reserves of 9.25% of the finance revenue sharing agreement’s loan portfolio, which, based on our historical recovery ratios, are expected to be sufficient to cover our losses on the disposition of delinquent loans. The joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. If the fair market value of the collateral is less than the purchase price, after combining the liquidation expense reserves carried by 21st Mortgage Corporation, the

Company would book a loss at that time. This loss would be reduced by any specific reversal of the guarantee liability related to the contract. See Note 2 for further discussion of the guarantee liability. The risk of loss is carried primarily by 21st Mortgage Corporation as evidenced by the loss reimbursement payment of up to 60% that the Company can use to cover any shortfall in the sales proceeds from the cost of buying the loan.

The following table summarizes certain key statistics regarding repurchased homes and subsequent sale of those homes under its finance revenue sharing agreement. These homes and land are reflected as pre-owned homes in the consolidated balance sheets (see Note 3).

	Nine Months	Fiscal Years
	8/6/2011	2010	2009	Total
Homes repurchased	44	51	74	169
Cost of repurchased homes	$3,856,645	$4,829,725	$6,795,961	$15,482,331

Homes Repurchased:
Number of loans originated from 2003-2005	3	6	17	26
Amount of loans originated from 2003-2005	$203,867	$430,425	$1,089,017	$1,723,309
Number of loans originated from 2006-2010	41	45	57	143
Amount of loans originated from 2006-2010	$3,652,778	$4,399,300	$5,706,944	$13,759,022

Number of repurchased homes sold	17	28	7	52
Cost of repurchased homes sold	$1,504,771	$2,177,579	$406,715	$4,089,065

Liquidation reimbursement from 21st Mortgage Corporation	$584,155	$872,144	$189,921	$1,646,220

Net gain on the sale of repurchased homes	$55,202	$250,832	$114,383	$420,417

Commission income	$83,944	$206,434	$51,021	$341,399

When we repossess properties under the FRSA, we may be required to purchase land on which the home is set if that transaction was initially financed as a bundled arrangement by 21st Mortgage. In the quarter ending February 5, 2011, we initiated the deferral of revenue recognition on the sale of repossessed homes that were bundled with land sales and re-financed by 21st Century Mortgage based on guidance in ASC 360 -20 (formerly FAS 66). We have determined that on such transactions that we have “continuing involvement” since under the FRSA we are required to repurchase the collateral in the financed transaction in the event of a default. Accordingly we have deferred revenue recognition on such sales transactions and included the deferred revenue in our balance sheet beginning in the quarter ending February 5, 2011 and have included the related collateral in other long-term assets. Revenue, cost of the transaction and gross profit will be recognized as the amount of the repurchase obligation is reduced based on the payoff of the loan by the customer. If losses on transactions were to occur, the collateral would be written down to reflect the loss on this collateral.

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

The maximum future undiscounted payments the Company could be required to make under the finance revenue sharing agreement, as of August 6, 2011, is $70,254,098, in repurchase obligations, offset by payments from 21st Mortgage Corporation for the loss reserve of up to $31,614,344 and the proceeds from the sale of the homes (the collateral). The fair value of the collateral, when combined with the amount of the reserve payment from the finance revenue sharing agreement reserve for loan losses account, has historically exceeded the amount of the defaulted loan resulting in no loss to the Company. However, if the real estate market further deteriorates, the Company could experience losses on the disposition of these delinquent loans.

As discussed in Note 2, the Company has estimated the fair value of the underlying guarantees of the FRSA on a loan by loan basis. The Company estimated the fair value for the repurchase obligation based on the specific underlying characteristics of each loan, including estimated cash outflows that would be incurred by a guarantor and a premium that would be required to be paid a third party to induce that party to participate in the arrangement. The liability was $1,707,230 at August 6, 2011 and $1,682,621 at November 6, 2010.

See Note 14, Subsequent Events, for additional information regarding the FRSA.

Repurchase Agreements — The Company had only one repurchase agreement with a financial institution (floor plan lender) and that agreement was for only one manufactured housing dealer. As of August 6, 2011, the dealer had none of the Company’s homes on floor plan. The contingent liability for each home is based on the wholesale invoice price of the home-less the required curtailment from the floor plan lender that the dealer has paid per home. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and was $0 and $116,136 at August 6, 2011 and November 6, 2010, respectively. The Company applies FASB ASC 460-10, Guarantees, to account for its liability for repurchase commitments. Based upon management’s analysis, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements. In addition, there were no homes repurchased under any of the Company’s repurchase agreements in the nine months ended August 6, 2011 or July 31, 2010.

12. Income Taxes

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that due to significant negative evidence that is difficult to overcome in the form of three years of cumulative losses, the only positive evidence that could be relied upon in assessing the realization of net deferred tax assets were tax planning strategies that would enable the Company to generate future taxable income.

The primary strategy is the potential sale of real estate, primarily land not currently used in the operations of the Company, to generated taxable gains. The Company has assessed that these strategies would result in the realization of approximately $1,917,000 of deferred tax assets as of August 6, 2011. The amount of deferred tax assets above $1,917,000 are reserved with a valuation allowance which totals $333,560 at August 6, 2011.

The Company’s effective tax rate was 0% for the three and nine months ended August 6, 2011 and approximately 43% for the three and nine months ended July 31 2010 which differs from the federal statutory rate of 34%. The 2010 rate differential between the effective rate and statutory rate is due to the effect of state income taxes and certain expenses that are not deductible for tax purpose and the establishment of a $23,253 valuation allowance on deferred tax assets in the fourth quarter of 2010. The 2011 rate differential between the effective rate and statutory rate is attributable to subsequent increases to the valuation allowance. The valuation allowance increased by $195,555 and $310,307 for the three and nine months ended August 6, 2011, respectively.

13. Concentration of Credit Risk

The Company began providing manufactured homes to a new customer during the first quarter of 2011. Sales to this customer represent approximately $0 and $1,761,000 of the Company’s sales for the three and nine months ended August 6, 2011, respectively. Accounts receivable due from this customer were $0 at August 6, 2011.

14. Subsequent Events

Finance Revenue Sharing Agreement

The Company repurchased $333,167 in defaulted loans under the “FRSA” from August 6, 2011 through October 25, 2011.

Effective October 25, 2011, the Company entered into the Seventh Amendment to the FRSA with 21st Mortgage Corporation (“21st”). The following changes were made.

•	The Company’s obligation to buyback contracts on repossessed homes ceased as of the effective date of the agreement.

•

Any homes repurchased as of the effective date of the agreement that have not yet been re-sold, shall be liquidated by the Company and there will be no reimbursement from the FRSA escrow, for any expenses or losses upon sale of the home. As a result, the Company will record an impairment charge of approximately $4,100,000 in the fourth quarter 2011.

•	In consideration for the Company waiving its right to any reimbursement for expenses or losses on the repurchased homes in inventory, 21st will contribute $3,000,000 to the Escrow account in the FRSA.

•	As future loans in the FRSA are repossessed, 21st will have sole responsibility for the sale of such repossessions and all expenses will be charged to the FRSA Escrow account.

•	There will be no distributions from the Escrow account until December 31, 2015.

•	In no event shall the Company be required to make up any shortfall in the Escrow account.

As a result of these changes, the Company on October 25, 2011 recorded an impairment charge of $4,098,824 to reduce the value of the repossessed inventory down to market value, since no future reimbursement is available. Beginning in 2009, the Company had been booking a reserve for losses upon disposition of the repossessed home, for each home repurchased. This balance had accumulated to $555,794 at November 5th, 2011. Consequently, the net charge to be booked in the 4th quarter will be $3,543,030.

The Company’s management believes that this Amendment should significantly improve future liquidity of the Company primarily as a result of the elimination of its obligation under the Finance Revenue Sharing Agreement to repurchase additional repossessions and, to a lesser extent, to make any additional contributions to the reserve account. Management considers the benefit of the elimination of these obligations as being very important to the future operations of the Company and believes that it significantly outweighs the largely non-cash costs which result from the execution of the Amendment.

Additionally, the $1,707,230 guarantee liability will be reversed as a result of not having to buy back any additional defaulted loans after the October 25, 2011 amendment to the FRSA. Also, the Company will no longer have any continuing involvement with repossessed homes that are bundled with land sales. The Company will no longer be required to recognize profit under the installment method and in the future will recognize revenue and profit associated with sales of repossessed homes bundled with land under the full accrual method. Existing bundled transactions treated under the installment method will be recognized in the fourth quarter as a result of the FRSA amendment.

As has been its past practice, the Company will reflect revenue sharing distributions from the escrow account in income when received. The Company will also maintain the value of its initial deposit to the escrow account as an asset as it expects to receive at least this amount in future cash distributions.

Legal Proceedings

In September 2008 David & Judith Gardner (Plaintiffs) filed a home warranty complaint against the Company. The case went to a jury trial in September 2011. The jury rendered a verdict in favor of Plaintiffs on all counts for breach of warranty under the Magnuson-Moss Warranty Act and Florida Statutes in the amount of $143,734. In April 2012 the court awarded attorney fees and cost in the amount of $224,332. These amounts are accrued as August 6, 2011 in accrued expenses and other current liabilities and all amounts were paid in fiscal year 2012.

Delisting from NASDAQ

On September 17, 2012, Nobility Homes, Inc. (the “Company”) received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) informing the Company that it has not regained compliance with NASDAQ Listing Rule 5250(c)(1) within the 180 day extension period previously granted by NASDAQ.

As previously reported, the Company is not in compliance with NASDAQ Listing Rule 5250(c)(1) because the Company has not filed its Form 10-Q reports for the periods ended August 6, 2011, February 4, 2012 and May 5, 2012 (the “Form 10-Qs”) and Form 10-K for the year ended November 5, 2011 (the “Form 10-K) with the Securities and Exchange Commission (the “SEC”). As a result, NASDAQ has advised that the Company’s securities were delisted from the NASDAQ Global Market and trading in the Company’s common stock was suspended on September 19, 2012 and a Form 25-NSE will be filed with the SEC which removed the Company’s securities from listing and registration on the NASDAQ Stock Market.

After the Company’s common stock was delisted by NASDAQ, it commenced trading on the OTC Markets Group, Inc. (the “Pink Sheets’). The Company’s common stock will be eligible for trading only on the Pink Sheets unless and until it is eligible for trading on the OTC Bulletin Board (“OTCBB”). OTCBB trading may occur only if a market maker applies to quote the Company’s common stock; however, a potential market maker’s application to quote the Company’s common stock on the OTCBB will not be cleared until the Company is current in its reporting obligations under the Securities Act of 1934. There is no assurance that the Company will become current in its reporting obligations, that any market maker will apply to quote the Company’s common stock or that the Company’s common stock will become eligible to trade on the OTCBB.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for the three and nine months ended August 6, 2011 and July 31, 2010.

	Three Months Ended		Nine Months Ended
	August 6,	July 31,	August 6,	July 31,
	2011	2010	2011	2010
Homes sold through Company owned sales centers	24	45	68	107
Homes sold to independent dealers	26	7	108	25
Total new factory built homes produced	48	33	157	95
Average new manufactured home price—retail	$57,370	$65,715	$64,470	$70,325
Average new manufactured home price—wholesale	$29,364	$32,876	$29,775	$35,842

As a percent of net sales:
Gross profit from the Company owned retail sales centers	13%	18%	14%	17%
Gross profit from the manufacturing facilities	12%	16%	15%	10%

For the three and nine months ended August 6, 2011 and July 31, 2010 results are as follows: Total net sales in the third quarter of 2011 were $2,881,572 compared to $4,351,040 in the third quarter of 2010, which includes sales of repossessed homes of $390,180 and $505,937, respectively. Total net sales for the first nine months of 2011 were $9,343,475 compared to $11,352,443 for the first nine months of 2010, which includes sales of repossessed homes of $1,243,821 and $1,645,859, respectively. The Company began providing manufacturing homes to new customers during the three quarters of 2011. Sales to these customers represent approximately $584,000 and $2,345,000 of the Company’s sales for the three and nine months ended August 6, 2011, respectively. Accounts receivable due from these customer were approximately $440,000 at August 6, 2011.

Sales and operations for the third quarter of 2011, continued to be adversely impacted by our country’s economic uncertainty and the low manufactured housing shipments in Florida, plus the overall weakness in Florida and the nation’s housing market. Industry shipments in Florida for the period November 2010 through July 2011 were down approximately 18% from the same period last year. Continued lack of retail and wholesale financing, very high unemployment and home foreclosures, slow sales of existing site-built homes, low consumer confidence and a poor economic outlook for the U.S. and Florida’s economy are just a few of the on-going challenges the Company faced. While the management has not seen decisive improvement in these challenges brought about by the tumultuous events of 2008 and 2009, some slight progress has emerged for the nation’s economy. Although the overall housing picture, credit market and economy have not improved measurably during the past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. Job formation, immigration growth and migration trends, plus consumers returning to more affordable housing should favor Florida. The Baby Boomer generation began to turn 65 in January 2011 and by 2030 the number of Americans 65 and over is predicted to almost double. This trend coupled with the end of the free spending credit-driven years, Nobility’s 44 years in the Florida market, and consumers’ increased need for more affordable housing should serve the company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country. The country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the demand of our affordable homes to improve significantly.

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

The Company invested as a limited partner in two new Florida retirement manufactured home communities in fiscal year 2008. Significant impairments were recorded in the third quarter of 2011 related to the Company’s investments in the retirement manufactured home communities. See further discussion of these in the “Critical Accounting Policies and Estimates” section below under the caption “Investments in Retirement Communities Limited Partnerships.”

Insurance revenues in the third quarter of 2011 were $56,326 compared to $60,662 in the third quarter of 2010. Total insurance revenues for the first nine months of 2011 were $177,161 compared to $186,579 for the first nine months of 2010. The decline in insurance agent commissions resulted from a decline in new policies written and renewals. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, licensed mortgage lender and mortgage broker. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial, Inc. assists our customers in obtaining various insurance and extended warranties coverage’s with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. Mountain Financial, Inc. has no material commitments or contingencies. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at August 6, 2011 and November 6, 2010.

The construction lending operation provides financing to buyers who have been approved for financing by an independent third party and who are purchasing a home through the Company’s retail sales centers. A construction loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The income from construction lending operations in third quarter of 2011 was $13,589 compared to $23,282 in the third quarter of 2010 and was $39,284 for the first nine months of 2011 compared to $71,673 for the first nine months of 2010.

Mountain Financial acted as the warehouse lender for a mortgage lender who was financing two of Prestige retail customers in the amount of $193,445 in fiscal year 2010. The warehouse loan from Mountain would be repaid when the mortgage lender sold the loans to a wholesale lender. The mortgage lender went out of business and never completed the sale of the loans. Mountain is in the process of seeking refinancing of these homes. The retail customers are currently making a monthly payment to Mountain Financial. At August 6, 2011 the current and long term mortgage notes receivable is $191,592.

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

Gross profit as a percentage of net sales was 17% in third quarter of 2011 compared to 21% in third quarter of 2010 and was 19% for the first nine months of 2011 compared to 21% for the first nine months of 2010. The gross profit declined in third quarter of 2011 primarily due to the decreased sales at the retail sales centers and the inventory valuation reserve established for potential losses associated with the refurbishing and re-selling of the repossessions increased $120,906 to $523,900 in the first nine months of 2011.

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

Selling, general and administrative expenses as a percent of net sales was 35% in third quarter of 2011 compared to 21% in the third quarter of 2010 and was 28% for the first nine months of 2011 compared to 26% for the first nine months of 2010. The increase in selling, general and administrative expenses as a percent of net sales in the third quarter of 2011 was due the legal expenses associated with the settlement of a warranty claim. Three non performing retail sales centers were closed in fiscal year 2010.

The Company earned $3,705 from its joint venture, Majestic 21, in the third quarter of 2011 compared to $3,695 for the third quarter of 2010. For the first nine months of 2011 the Company earned from Majestic 21 $21,201 compared to $15,099 for the first nine months of 2010. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The primary assets of Majestic 21 are loans that were originated from 1997 until 2003. In 2003, the Company entered into a Finance Revenue Sharing Agreement with 21st Mortgage Corporation pursuant to which all loans originated from that point forward are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement as further discussed below. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs.

The Company’s uses 21st Mortgage Corporation, for financing on manufactured homes sold through the Company’s retail sales centers. The loans originated go into the Finance Revenue Sharing Agreement. Under the finance revenue sharing agreement, the Company has agreed to repurchase any repossessed homes and related collateral from 21st Mortgage Corporation that was financed under the agreement. The repurchase price is the remaining loan balance (plus 21st Mortgage Corporation’s legal fees). If the loan included a mortgage on the land, the Company receives the land in addition to the home. If the loan only had the home as collateral, the Company only gets the home and is required to move it off the location where it was previously sited. After the Company re-sells the homes, the Company receives the full proceeds from the sale of the home, plus a reimbursement from 21st Mortgage Corporation for liquidation expenses. The reimbursement covers the

Company’s cost of transporting homes, repairing homes to resale condition, remarketing homes and all other liquidation expenses. The Company and 21st Mortgage Corporation have agreed that the reimbursement for: (a) a home only repurchase will not exceed 60% of the Company’s purchase price nor will it be less than 40% of the Company’s repurchase price; and (b) a home and land repurchase will not exceed 45% of the Company’s purchase price nor will it be less than 25% of the Company’s purchase price. Due to the number of repurchased homes the Company has experienced under the finance revenue sharing agreement, the Company has a reserve of $523,900 for potential losses associated with the refurbishing and reselling of the repurchased homes. Each quarter the reserve will be re-evaluated based on the number of pre-owned manufactured homes in inventory. The Company is repurchasing the collateral consisting of either the home or home and land for the amount of the loan receivable (not including accrued interest) carried by 21st Mortgage Corporation plus legal fees.

The Company has not received a distribution from the finance revenue sharing agreement in the first nine months of fiscal year 2011 or in fiscal year 2010. To the extent that the Finance Revenue Sharing Agreement has reserves in excess of the minimum reserve (as required to be maintained), those funds are available for distribution. The minimum reserve is determined by a formula and the higher the delinquency of the loan portfolio the more that is needed in the minimum reserve. The loan delinquencies had increased to the point that there was not enough excess reserve to warrant a distribution due to the higher delinquency in the loan portfolio. At August 6, 2011, 14.95% or $10,500,728 of loans in the portfolio subject to the finance revenue sharing agreement was delinquent. The reserve for loan losses is held by 21st Mortgage Corporation and does not appear on the Company’s books. Included in the reserve is the cost of refurbishing and reselling the repurchased and foreclosed homes. All of the earnings of the loans originated under the finance revenue sharing agreement go to the reserve account. If this reserve amount is greater than the minimum required reserve, a distribution can be made. If the delinquencies in the loan portfolio rise, the required minimum reserve rises, and could equal or exceed the reserve amount. In this case, no amount would be available for distribution. See Note 14 to the financial statements for subsequent amendment to the Finance Revenue Sharing Agreement.

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

The Company earned interest on cash, cash equivalents and short and long-term investments in the amount of $54,413 for the third quarter of 2011 compared to $65,566 for the third quarter of 2010. For the first nine months of 2011 interest earned on cash, cash equivalents and short and long-term investments were $127,802 compared to $194,911 in the first nine months of 2010. The decreased interest income was primarily due to a decrease in the amount of cash, cash equivalents and long-term investments and in the lower variable rate portion of our cash and cash equivalents balances.

The Company’s effective tax rate was 0% for the three and nine months ended August 6, 2011 and approximately 43% for the three and nine months ended July 31 2010 which differs from the federal statutory rate of 34%. The 2010 rate is due to the effect of state income taxes and certain expenses that are not deductible for tax purpose. Amounts of deferred tax assets above $1,917,000 are reserved with a valuation allowance, which was initially established at $23,253 in the fourth quarter of 2010. The valuation allowance increased by $195,555 and $310,307 for the three and nine months ended August 6, 2011, respectively.

As a result of the factors discussed above, losses for the third quarter of 2011 were $3,048,852 or $0.75 per share compared to losses of $151,265 or $0.04 per share for the third quarter of 2010. For the first nine months of 2011 losses were $3,350,999 or $0.83 per share compared to losses of $665,959 or $0.16 per share in the third quarter 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $6,117,617 at August 6, 2011 compared to $8,225,232 at November 6, 2010. Short and long-term investments were $2,009,855 at August 6, 2011 compared to $2,538,598 at November 6, 2010. The decrease in cash and cash equivalents, short and long-term investments was primarily due to the increase in repurchase of repossessed or foreclosed homes and increase in accounts receivable from sales at the manufacturing facility. Working capital was $26,986,588 at August 6, 2011 as compared to $26,761,904 at November 6, 2010. Nobility owns the entire inventory for its Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and does not incur any third party floor plan financing expenses. The Company books a receivable for the minimum amount of reimbursement from 21st, for each of the homes it buys back under the FRSA. This receivable amounted to $2,311,454 at November 6, 2010 and $2,918,954 at August 6, 2011.

Accounts payable at August 6, 2011 was $291,546 compared to $220,635 at November 6, 2010. The increase in accounts payable was primarily due to an increase in materials purchased since the number of homes produced in first nine months of 2011 increased by 65% at the Company’s manufacturing facility over the first nine months of 2010. Accrued compensation at August 6, 2011 was $75,762 compared to $114,478 at November 6, 2010. Accrued compensation consists largely of sales commissions, bonuses and weekly payroll. Accrued expenses and other current liabilities at August 6, 2011 was $634,957 compared to $209,787 at November 6, 2010. This increase is largely due to accrued legal expenses. Customer deposits were $332,785 at August 6, 2011 compared to $554,991 at November 6, 2010.

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

Dividends are determined annually by the Board of Directors and are based on the profitability of the Company. Management did not recommend to the Board that a dividend be paid based on the results in fiscal year 2010.

Nobility did not repurchase any of its common stock in the open market during first nine months of 2011 or in fiscal year 2010. The Company’s Board of Directors has authorized the purchase of up to 200,000 shares of the Company’s stock in the open market.

We do not plan to incur any expenditure in fiscal year 2011 for the purchase of any of our current retail sales centers since we have no plan to purchase any of our leased centers in fiscal year 2011. The expenditures associated with defaulted loans are highly related to the unemployment rate in our market area and the length and severity of the recession, in addition to how quickly the Company can resell the foreclosed homes. Our joint venture still has a significant loan loss reserve of over $6,501,003 on the portfolio of $70,254,098 in loans. Based on the current level of sales, construction loans should not exceed $1,000,000.

Under the finance revenue sharing agreement, loans that are 30 days past due are considered to be delinquent. At August 6, 2011, 14.95%, or $10,500,728, of the loans in the portfolio subject to the Finance Revenue Sharing Agreement was delinquent. At August 6, 2011, there were loan loss reserves of 9.25% of the Finance Revenue Sharing Agreement’s loan portfolio, which, based on our historical recovery ratios, should be sufficient to cover our losses on the disposition of delinquent loans. The joint venture, Majestic 21, is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. If the fair market value of the collateral is less than the purchase price, after combining the liquidation expense reserves carried by 21st Mortgage Corporation, the Company would book a loss at that time. The risk of loss is carried primarily by 21st Mortgage Corporation as evidenced by the loss reimbursement payment of up to 60% that Prestige can use to cover any shortfall in the sales proceeds from the cost of repurchasing the home.

The maximum future undiscounted payments the Company could be required to make under the Finance Revenue Sharing Agreement, as of August 6, 2011, is $70,254,098 in repurchase obligations, offset by payments from 21st Mortgage Corporation for the loss reserve reconciliation of up to $31,614,344 and the proceeds from the sale of the homes (the collateral).

See Note 14 for subsequent amendment to the Finance Revenue Sharing Agreement.

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

Despite lower sales, negative cash flows, net operating losses and the repurchase of homes under the finance revenue sharing agreement, we expect to be able to continue operations through fiscal year 2012. We will continue to monitor and eliminate all unnecessary expenses. The Company’s internal financial statements at November 3, 2012 indicate cash and cash equivalents of $7,352,193 and investments in marketable securities of $291,732.

On September 17, 2012, Nobility Homes, Inc. (the “Company”) received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) informing the Company that it has not regained compliance with NASDAQ Listing Rule 5250(c)(1) within the 180 day extension period previously granted by NASDAQ.

As previously reported, the Company is not in compliance with NASDAQ Listing Rule 5250(c)(1) because the Company has not filed its Form 10-Q reports for the periods ended August 6, 2011, February 4, 2012 and May 5, 2012 (the “Form 10-Qs”) and Form 10-K for the year ended November 5, 2011 (the “Form 10-K) with the Securities and Exchange Commission (the “SEC”). As a result, NASDAQ has advised that the Company’s securities were delisted from the NASDAQ Global Market and trading in the Company’s common stock was suspended on September 19, 2012 and a Form 25-NSE will be filed with the SEC which removed the Company’s securities from listing and registration on the NASDAQ Stock Market.

After the Company’s common stock was delisted by NASDAQ, it commenced trading on the OTC Markets Group, Inc. (the “Pink Sheets’). The Company’s common stock will be eligible for trading only on the Pink Sheets unless and until it is eligible for trading on the OTC Bulletin Board (“OTCBB”). OTCBB trading may occur only if a market maker applies to quote the Company’s common stock; however, a potential market maker’s application to quote the Company’s common stock on the OTCBB will not be cleared until the Company is current in its reporting obligations under the Securities Act of 1934. There is no assurance that the Company will become current in its reporting obligations, that any market maker will apply to quote the Company’s common stock or that the Company’s common stock will become eligible to trade on the OTCBB.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at August 6, 2011 or November 6, 2010.

Investments in Retirement Community Limited Partnerships

The Company had a 31.9% limited partnership investment in the Walden Woods, III Ltd. (“Walden Woods”), a mobile home park, which maintained a carrying value of $863,053 at the end of fiscal 2010. This partnership was put into chapter 11 bankruptcy protection in August 2010 to seek protection from its creditors. The primary lender agreed to a significant concession related to its debt and at the time of issuance of the Company’s 2010 Form 10-K, the general partner was attempting to obtain replacement financing to continue operations at the reduced debt level. Absent this occurring, the Company’s principle shareholder indicated his commitment to obtain financing to ensure the continued operations which the Company believed protected its investment from impairment.

In June of 2011, the general partner of Walden Woods determined that he was unable to obtain replacement financing. The Company’s principal shareholder did arrange financing to satisfy the creditor in exchange for the purchase of the Walden Woods Park from Walden Woods. Walden Woods Park was contributed to a newly formed entity owned by the Company’s principal shareholder, Walden Woods South LLC (“South”). The Company’s principal shareholder then contributed a 31.9% interest in South to the Company. Because the Company’s investment in Walden Woods was determined to be worthless due to the disposition of Walden Woods Park from Walden Woods to South, the Company wrote-off its entire investment in Walden Woods. It was also determined that the action by the Company’s principal shareholder to contribute the interests in South to the Company should be reflected as a contribution of capital with a resulting adjustment being reflected as the value of its investment in South (and the underlying Walden Woods Park). The Company assessed the fair value of the South contribution using projected financial information subsequent to the contribution but before filing this Form 10-Q. Based on that analysis, the value of the South contribution to the Company was deemed to be nominal. The Company attributes this to reduced activity level related to the park development caused by the continued slump in the housing market in the locale of Walden Woods Park that has become apparent during the period from the date of the contribution to the period of the completion of this financial statement. Additionally, the Company attributes the decline in value to the lack of marketing support that was previously provided by Walden Wood’s general partner. The result of these transactions and assessments are that the Company has fully impaired its investment in Walden Woods in the third quarter of 2011 and recorded no value for the contribution of South resulting in a charge to operations of $791,355.

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

These investments are accounted for under the equity method of accounting. The Company holds a 31.9% interest in South and a 48.5% interest in Cypress Creek and all allocations of profit and loss are on a pro-rata basis. Since all allocations are to be made on a pro-rata basis and the Company’s maximum exposure is limited to its investment in South and Cypress Creek, management has concluded that the Company would not absorb a majority of South’s, Walden Woods’ and Cypress Creek’s expected losses nor receive a majority of South’s, Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate South, Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with FASB ASC No. 810-10.

The Company has no obligation to fund future operating losses of South and accordingly, has not reduced the investment carrying value to less than zero.

The only difference between the Company’s investment balance in Cypress Creek and the amount of underlying equity in net assets owned by the Company that is recorded on the partnership’s balance sheet is caused by the partnership’s founding partner not stepping up the original cost basis to fair market value of its contribution of land to the partnerships, which is in accordance with generally accepted accounting principles, since the founding partner formed the partnership.

Because of continuing losses related to Cypress Creek, the Company’s investment in this partnership exceeds the underlying equity of the entity, the Company at August 6, 2011 assessed its carrying value of this investment by comparing it to the proportionate share of the estimate of the fair value of the partnership. The fair value of the partnership is estimated using an income approach. As a result of this assessment, the Company recorded a $1,300,000 impairment charge in the third quarter of 2011 statement of operations. As of August 6, 2011 the Company’s investment value in Cypress Creek after the recorded impairment is $1,139,789. See Note 6 for additional information.

Investment in Majestic 21

Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FASB ASC 810. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes of $1,987,505 as of August 6, 2011 and $1,966,304 as of November 6, 2010. However, based on management’s evaluation, there was no impairment of this investment at August 6, 2011 or November 6, 2010.

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

The Majestic 21 joint venture is a loan portfolio that is owned 50% by 21st Mortgage Corporation and 50% by the Company. The primary assets are loans that were originated from 1997 until 2003. In 2003, the Company entered into a finance revenue sharing agreement with 21st Mortgage Corporation and all loans originated from that point forward, are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs. At August 6, 2011, there was $754,852 in loan loss reserves or 3.22% of Majestic 21’s loan portfolio. The Majestic 21 joint venture is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is consolidated into 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent, which is a public company. Management believes the loan loss reserves are reasonable based upon its review of the Majestic 21 joint venture’s financial statements and loan loss experiences to-date.

Finance Revenue Sharing Agreement (FRSA)

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

As described in note 2 to the financial statements, the Company assessed that its past accounting for the FRSA as related to Accounting Standards Codification Section 460 required revision in that the Company should reflect the value of the guarantee related to the repurchase element of this arrangement. Accordingly, the Company has reflected a liability in its balance sheet related to this guarantee in its balance sheets presented in this filing. At August 6, 2011, this guarantee is valued at approximately $1.7 million.

Effective October 25, 2011, the Company entered into the Seventh Amendment to the Finance Revenue Sharing Agreement with 21st Mortgage Corp. (“21st”). The following changes were made.

•	The Company’s obligation to buyback contracts on repossessed homes ceased as of the effective date of the agreement.

•

Any homes repurchased as of the effective date of the agreement that have not yet been re-sold, shall be liquidated by the Company and there will be no reimbursement from the FRSA escrow, for any expenses or losses upon sale of the home.

•	In consideration for the Company waiving its right to any reimbursement for expenses or losses on the repurchased homes in inventory, 21st will contribute $3,000,000 to the Escrow account in the FRSA.

•	As future loans in the FRSA are repossessed, 21st will have sole responsibility for the sale of such repossessions and all expenses will be charged to the FRSA Escrow account.

•	There will be no distributions from the Escrow account until December 31, 2015.

•	In no event shall the Company be required to make up any shortfall in the Escrow account.

As a result of these changes, the Company on October 25, 2011 recorded an impairment charge of $4,098,824 to reduce the value of the repossessed inventory down to market value, since no future reimbursement is available. Beginning in 2009, the Company had been booking a reserve for losses upon disposition of the repossessed home, for each home repurchased. This balance had accumulated to $555,794 at November 5th, 2011. Consequently, the net charge to be booked in the 4th quarter will be $3,543,030.

The Company’s management believes that this Amendment should significantly improve future liquidity of the Company primarily as a result of the elimination of its obligation under the Finance Revenue Sharing Agreement to repurchase additional repossessions and, to a lesser extent, to make any additional contributions to the reserve account. Management considers the benefit of the elimination of these obligations as being very important to the future operations of the Company and believes that it significantly outweighs the largely non-cash costs which result from the execution of the Amendment.

Additionally, the $1,707,230 guarantee liability described in the discussion above will be reversed as a result of not having to buy back any additional defaulted loans after the October 25, 2011 amendment to the FRSA. Also, the Company will no longer have any continuing involvement with repossessed homes that are bundled with land sales. The Company will no longer be required to recognize profit under the installment method and in the future will recognize revenue and profit associated with sales of repossessed homes bundled with land under the full accrual method. Existing bundled transactions treated under the installment method will be recognized in the fourth quarter as a result of the FRSA amendment.

As has been its past practice, the Company will reflect revenue sharing distributions from the escrow account in income when received. The Company will also maintain the value of its initial deposit to the escrow account as an asset as it expects to receive at least this amount in future cash distributions.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of August 6, 2011, we are not involved in any material unconsolidated VIE transactions (other than the Company’s investments in Majestic 21 and Walden Woods South LLC).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a — 15e and 15d — 15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the fiscal period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed in this report was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As indicated below, we identified material internal control weaknesses some of which have caused significant adjustments to be recorded to reflect the proper accounting for certain transactions in the financial statements included in this filing and one has caused us to revise previously issued financial statements as disclosed in note 2 to the financial statements included in this filing. These control weaknesses have also caused a delay in the filing of this Form 10-Q and a number of our other periodic filings that continue to be significantly past due. The result of the delays in our filings has caused us to lose our NASDAQ listing as disclosed in note 14 to the financial statements included in this filing.

We believe that for purposes of the financial statements included in this filing that we have taken appropriate steps to mitigate the impact of these weaknesses and believe that the financial statements included in this filing are properly prepared to fairly reflect the financial position and results of operations of the Company, including the aspects of our financial statements most affected by these weaknesses.

Changes in Internal Control over Financial Reporting. We identified or re-affirmed certain significant matters in our internal controls over financial reporting relating to the preparation of these financial statements and have reported these as material weaknesses in our internal control as further discussed below. Absent these matters, we do not believe that there have been any other changes in our internal controls with respect to matters related to the preparation of these financial statements.

In our Annual Report on Form 10-K for the year ended November 6, 2010, we reported that we identified three material weaknesses in our internal controls over financial reporting. These related to accounting and analysis of our equity investments in the mobile home parks, the valuation of our deferred tax assets and the related tax benefit that we have reflected in our financial statements and the accounting for sales of repossessed homes that include land sales. Controls are now in place to ensure the proper accounting of sales of repossessed homes that include land. We report further below on matters related to the analysis of our equity-method investment in mobile home parks and valuation of our deferred tax assets and the related tax benefit.

The Company’s management has reassessed the effectiveness of its internal control over financial reporting as of August 6, 2011 based on criteria established in Internal control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, the Company’s management identified the following material weaknesses in the Company’s internal controls:

The Company, in the preparation of its financial statements included in this filing assessed that it has an inadequate level of expertise in a number of areas relating to its accounting and financial reporting function. Specifically, the Company encountered difficulties in accounting for certain transactions all of which resulted in significant adjustments being recorded either in the current period financial reporting or in a requirement to revise previously issued financial statements (as discussed in note 2 to the financial statements included in this report) and some of which have resulted in a significant delay in the completion of this filing and have caused significant delinquencies in other periodic SEC filings.

Following is a discussion of the areas which the Company identified specific material control weaknesses in its accounting processes-

Accounting for minority owned investments-

The Company recorded a significant impairment charge related to these investments in the third quarter financial statements. Various aspects of this impairment charge were not fully analyzed and understood by the Company’s accounting staff which resulted in the Company not reflecting this impairment charge on an accurate and timely basis within its internal accounting records.

Income tax accounting matters-

Management has engaged an independent tax specialist to assist in the determination of its tax provision and related tax accounting matters though the Company does not have a practice of consulting with this specialist on a routine basis and has not put in place oversight of this function to effectively manage the process. The specialist became unavailable during the time frame relating to the preparation of these financial statements and management attempted to use its in-house personnel to determine its tax accounting. Such personnel lacked the requisite tax and accounting expertise to complete the assessment of its tax matters on a timely and accurate basis.

Accounting for the FRSA

The Company has not had procedures in place to properly identify and account for the ASC 460 liability embedded in the FRSA which is discussed in the financial statements included in this filing. This has caused past inaccuracies in the accounting for the FRSA and has caused significant delays in the Company’s required periodic SEC filings.

The Company’s overall assessment based on the above matters identified is that its inability to deal with these complex accounting transactions in an accurate and timely manner is indicative that it needs to upgrade its accounting capabilities either through its hiring process or through reliance on additional independent outside expertise. Should the latter approach be taken, the Company recognizes that it will need to improve its processes to manage its outside experts to prevent issues which arose relating to the second matter discussed above.

As of the date of this filing, the Company is in the process of further assessing this matter and has not taken specific additional actions to remediate these matters. Due to the revision of the FRSA as outlined in Note 14 to our financial statements included in this filing, certain complexities of that arrangement have been eliminated but the Company recognizes that it nevertheless needs to upgrade its accounting and financial reporting function to more effectively deal with the continuing business and regulatory challenges presented by the operation of its business.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 through Item 5.

Item 6. Exhibits

18.	Letter regarding change in Accounting Principles

31. (a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32. (a)	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350

(b)	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101.	Interactive data filing formatted in XBRL for the quarter ended August 6, 2011

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: November 28, 2012	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: November 28, 2012	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: November 28, 2012	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer