Form 10-K
period 2011-11-05
NOBILITY HOMES INC
filed 2013-04-02
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 5, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant (1,407,700 shares) based on the closing price on the NASDAQ Global Market on May 7, 2011 (the last business day of the second quarter of fiscal 2011) was approximately $12,317,375.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding March 29, 2013
Common Stock	4,057,053

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.	Description of Business

Nobility Homes, Inc., a Florida corporation incorporated in 1967, designs, manufactures and sells a broad line of manufactured and modular homes through a network of its own retail sales centers throughout Florida. Nobility also sells its manufactured homes on a wholesale basis to independent manufactured home retail dealers and manufactured home communities.

Manufactured Homes

Nobility’s homes are available in approximately 100 active models sold under the trade names “Kingswood,” “Springwood,” “Springwood Special,” “Tropic Isle Special,” “Regency Manor Special,” and “Special Edition.” The homes, ranging in size from 456 to 2,650 square feet and containing from one to five bedrooms, are available in:

•	single-wide widths of 12, 14 and 16 feet ranging from 38 to 72 feet in length;

•	double-wide widths of 20, 24, 26, 28 and 32 feet ranging from 32 to 76 feet in length;

•	triple-wide widths of 36, 38 and 42 feet ranging from 46 to 72 feet in length; and

•	quad-unit 2 sections 28 feet long by 48 feet long and 2 sections 28 feet long by 52 feet long.

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

Retail Sales

Prestige Home Centers, Inc. operated 12 retail sales centers in north and central Florida in fiscal year 2011. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 62% and 89% of Nobility’s sales during fiscal year 2011 and 2010, respectively.

Each of Prestige’s retail sales centers is located within 350 miles of Nobility’s Ocala manufacturing facility. Prestige owns the land at five of its retail sales centers and leases the remaining 7 retail sales centers from unaffiliated parties under leases with terms between one and three years with renewal options.

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

Prestige does not itself finance customers’ new home purchases, but since 1997, Nobility has partnered with 21st Mortgage Corporation to provide financing to retail customers purchasing homes from Prestige. Additionally, financing for home purchases has historically been available from several other independent sources that specialize in manufactured housing lending and numerous banks that finance manufactured home purchases. However, such financing has not been readily available in recent years due to the downturn in the Florida housing market. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources, except 21st Mortgage Corporation. As a condition to the finance revenue sharing agreement (FRSA), the Company had agreed to repurchase homes from defaulted loans which were financed under the agreement, and, upon disposition of the homes, the Company would receive a payment from the finance revenue sharing agreement escrow account, of no less than 25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes.

Certain actions took place relating to the FRSA in fiscal 2011 including the execution of a Seventh Amendment and a re-analysis of the accounting for the repurchase element of the FRSA. Below is a discussion of these actions and the results of these on the consolidated financial statements of the Company.

Effective October 25, 2011, the Company entered into a Seventh Amendment to the Finance Revenue Sharing Agreement that made the following changes:

•	The Company’s obligation to buyback contracts on repossessed homes ceased as of the effective date of the agreement.

•

Any homes repurchased as of the effective date of the agreement that had not yet been re-sold, shall be liquidated by the Company and there will be no reimbursement after the effective date from the finance revenue sharing agreement escrow, for any expenses or losses upon sale of the home.

•

In consideration for the Company waiving its right to any reimbursement for expenses or losses on the repurchased homes in inventory, 21st Mortgage Corporation contributed $3,000,000 to the escrow account.

•	As future loans in the FRSA are repossessed, 21st Mortgage Corporation will have sole responsibility for the sale of such repossessions and all expenses will be charged to the escrow account.

•	There will be no distributions from the escrow account until December 31, 2015. In no event shall the Company be required to make up any shortfall in the escrow account.

As a result of these changes, the Company on October 25, 2011, recorded an impairment charge of $4,098,824 to reduce the value of the repossessed inventory to its estimated realizable value, without consideration to future reimbursements which would be no longer available to the Company. Beginning in 2009, the Company had been recording a reserve for losses for disposition of the repossessed home to facilitate the potential accelerated sales, and this balance had accumulated to $550,768 at November 5, 2011. Consequently, the net charge recorded in the 4th quarter of fiscal 2011 related to the execution of the Seventh Amendment was $3,548,056.

Under the original FRSA the Company had agreed to repurchase and remarket financed homes that were in default. The Company was subject to loss on such repurchases if a loss on a closed transaction exceeded reimbursement provisions available to the Company under the FRSA from an escrow account funded by collections of interest on the financed portfolio. This potential loss was viewed as a guarantee liability. In Fiscal 2011, the Company determined that the repurchase element of the FRSA should have been accounted for under Accounting Standard Codification (ASC) 460, Guarantees, and this accounting should have been applied since inception of the FRSA agreement. As further described in Note 2 to the Consolidated Financial Statements, the Company retrospectively applied this accounting treatment in 2011.

In applying the guidance in (ASC) 460, the Company determined that a third party market participant does not exist for this type of financial instrument which includes a repurchase obligation and thus, the Company estimated a value for the repurchase obligation based on estimated cash outflows that would be incurred by a guarantor and a premium that would be required to be paid to a third party to induce that party to participate in the arrangement.

Based on the Company’s past experience and an assessment of likely future contributions to the escrow account from the financed portfolio, the Company determined the escrow account should be sufficient to fund any losses on repurchases. Therefore the cash flow cost of the guarantee was determined to be the time-value of carrying the repossessed inventory and the related disposal costs, which were estimated on an individual contract basis. An inducement premium was added to these costs to determine the overall ASC 460 initial cost of the repurchase obligation. This guarantee liability resulted in a noncash charge of approximately $1.06 million, net of income taxes of $0.64 million, as of October 31, 2009.

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

The Company applied the provisions of Staff Accounting Bulletin (“SAB”) 99, “Materiality”, and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, and determined that the impact of the errors on its previously filed consolidated financial statements, related to the ASC 460 guarantee liability, was not material. Accordingly, as further described in Note 2 to the Consolidated Financial Statements, the Company revised the previous period financial statements included in this 10-K filing to retrospectively reflect the impact of the ASC 460 impacts of the FRSA.

A guarantee liability of $1,707,230 existed as of the date of the execution of the Seventh Amendment which has been reversed and recognized in income during the year ended November 5, 2011 as a result of not having to buy back any additional defaulted loans after the October 25, 2011 amendment to the FRSA.

The net impact on cost of goods sold as a result of the execution of the Seventh Amendment was $1,840,826, which includes the recording of the inventory valuation reserve to reflect the loss of reimbursement provisions of the FRSA offset by the reversal of the guarantee liability which is no longer required as a result of the elimination of the repurchase obligation under the agreement.

Management believes the execution of the Seventh Amendment will significantly improve the Company’s ability to control its liquidity and thus was willing to absorb the up-front financial cost of executing this Amendment. Management expects that recovery of at least some portion of this loss will occur as a result of future distributions from the FRSA escrow account which 21st Mortgage Corporation contributed $3.0 million as a part of the Seventh Amendment. Such distributions, if any, will not occur before December 31, 2015 and consistent with the Company’s past practice, these distributions will be recorded in income on the basis of cash receipts.

Also, as a result of the execution of the Seventh Amendment, the minimum receivable from the escrow account and the offsetting inventory reserve, as described above, have been eliminated from the balance sheet since the Company will not be entitled to any further reimbursement from the escrow account.

As further described in Note 6 to the Consolidated Financial Statements, under Finance Revenue Sharing Agreement, the Company determined that it had continuing involvement in the resale of certain repurchased home transactions; those that included home bundled with land and had prospectively revised its accounting for these transactions in 2011 to defer revenue and profit recognition. The Company determined that with the execution of the Seventh Amendment, the Company no longer has a continuing involvement with repossessed homes that are bundled with land sales. Accordingly bundled transactions treated under the installment method were recognized in the fourth quarter of fiscal 2011 as a result of the FRSA amendment. This resulted in the recognition of $733,467 in sales and $54,869 in gross profit in the fourth quarter of fiscal 2011.

As has been its past practice, the Company will reflect revenue sharing distributions from the escrow account in income when received. The Company will also maintain the value of its initial deposit to the escrow account, in the amount of $250,000, as an asset as it expects to receive at least this amount in future cash distributions.

For more information about the FRSA, see Note 6 of “Notes to Consolidated Financial Statements”. In the future, Nobility may explore the possibility of underwriting its own mortgage loans.

Investments in Limited Partnerships

Certain significant actions took place in fiscal 2011 relating to the Company’s investments in limited partnerships relating to mobile home parks. A discussion of these matters follows.

The Company had a 31.9% limited partnership investment in Walden Woods, III Ltd. (“Walden Woods”), which developed and operated a mobile home park named Walden Woods (“Walden Woods Park”). The Company maintained a carrying value in Walden Woods of $863,053 at the end of fiscal 2010.

Walden Woods was put into chapter 11 bankruptcy protection in August 2010 to seek protection from its creditors. In June of 2011, the general partner of Walden Woods determined that he was unable to obtain replacement financing. The Company’s principal shareholder arranged financing to satisfy the creditor in exchange for the purchase of the Walden Woods Park from Walden Woods. Walden Woods Park was contributed to a newly formed entity owned by the Company’s principal shareholder, Walden Woods South LLC (“South”). The Company’s principal shareholder then contributed a 31.9% interest in South to the Company. Because the Company’s investment in Walden Woods was determined to be worthless due to the disposition of Walden Woods Park from Walden Woods to South, the Company wrote-off its entire investment in Walden Woods. It was also determined that the action by the Company’s principal shareholder to contribute the interests in South to the Company should be reflected as a contribution of capital with a resulting adjustment being reflected as the value of its investment in South (and the underlying Walden Woods Park). The Company assessed the fair value of the South contribution using projected financial information and based on that analysis, the value of the South contribution to the Company was deemed to be nominal. The Company attributes this to reduced sales activity level caused by the continued slump in the housing market in the locale of Walden Woods Park and the decline in value do the lack of marketing support that was previously provided by Walden Wood’s general partner. The result of these transactions and assessments are that the Company fully impaired its investment in Walden Woods in the third quarter of 2011 and recorded no value for the contribution of South which resulted in a third quarter 2011 charge to losses from investments in retirement community limited partnerships of $791,355.

It was also determined that the action by the Company’s principal shareholder to explicitly guarantee the financing used to purchase Walden Woods Park created an implicit guarantee from the Company. The implicit guarantee caused Walden Woods Park to be a variable interest entity as defined in Accounting Standard Codification (ASC) 810. The Company is considered to currently have an implicit guarantee with South because it is a related party to the primary guarantor. In determining the primary beneficiary of the variable interest entity, the Company has determined the principal shareholder has the power to direct the activities that most significantly impact the economic performance of South. As a result, in accordance with ASC 810, South has not been consolidated in the financial statements of the Company.

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

The Company assessed the fair value of the investment in Cypress Creek using projected activity and based on that analysis, management determined that the balance of the investment in Cypress Creek exceeded the Company’s proportional share of Cypress Creek’s fair value. As a result the Company recorded an impairment charge to the investment of $1,300,000 in the third quarter of 2011. The Company attributes the reduced value to the continued slump in the housing market in the locale of Cypress Creek. The Company reported a loss from the investment in this retirement community limited partnership in the amount of $47,086 for the fourth quarter of 2011. The remaining value of the Cypress Creek investment at November 5, 2011 was $1,092,703.

These investments in Walden Woods, South and Cypress Creek are accounted for under the equity method of accounting and all allocations of profit and loss are on a pro-rata basis. Since the Company’s maximum exposure is limited to its investment in Walden Woods, South and Cypress Creek, management has concluded that the Company would not absorb a majority of South’s, Walden Woods’ or Cypress Creek’s expected losses nor receive a majority of South’s, Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate South, Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with ASC No. 810-10.

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which lead us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations for fiscal years 2011 and 2010. Mountain Financial, Inc.’s insurance revenues were approximately $234,000 and $249,000 in fiscal year 2011 and 2010, respectively.

The construction lending operations provides financing to buyers who have been approved for financing by an independent third party who are purchasing a home through the Company’s retail sales centers. Such a loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The construction lending operations revenues in fiscal year 2011 was approximately $52,000 compared to $81,000 in fiscal year 2010.

In 2010, Mountain Financial acted as the warehouse lender for a mortgage lender who was financing two of Prestige retail customers in the amount of $193,445. The warehouse loan from Mountain would be repaid when the mortgage lender sold the loans to a wholesale lender. The mortgage lender went out of business and never completed the sale of the loans. The retail customers are currently making monthly payments to Mountain Financial.

Wholesale Sales to Manufactured Home Communities

Nobility currently sells its homes on a wholesale basis exclusively through two full-time salespersons to approximately 30 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers. No customer accounted for more than 10% of Nobility’s total sales in fiscal years 2011 or 2010.

Nobility does not generally offer consigned inventory programs or other credit terms to its dealers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, Nobility may offer extended terms to unrelated park dealers who do a high volume of business with Nobility and recognizes revenue when the homes are shipped. In order to stimulate sales, Nobility sells homes for display to related manufactured home communities on extended terms and recognizes revenue when the homes are sold to the end users. The high visibility of Nobility’s homes in such communities generates additional sales of its homes through such dealers.

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

Employees

As of March 8, 2013, Nobility had 91 full-time employees, including 26 employed by Prestige. Approximately 42 employees are factory personnel compared to approximately 34 in such positions a year ago and 47 are in management, administrative, supervisory, sales and clerical positions (including 23 management and sales personnel employed by Prestige) compared to approximately 56 a year ago. In addition, Nobility employs part-time employees when necessary.

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

As of March 8, 2013 Nobility owned two manufacturing plants:

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

[2]

Nobility’s Belleview facility is a 33,500 square foot plant which is of metal and concrete construction. The property is in good condition and requires little maintenance. The Belleview manufacturing plant has been temporarily closed and its operations have been consolidated into the Ocala manufacturing plant in the second quarter of 2009 due to the reduction in our manufacturing operations. The Company leased the Belleview plant for a two year period that began in February 2011.

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

In September 2008, David & Judith Gardner (Plaintiffs) filed a home warranty complaint against the Company. The jury rendered a verdict in favor of Plaintiffs in September 2011 on all counts for breach of warranty under the Magnuson-Moss Warranty Act and Florida Statutes in the amount of $143,734. In April 2012, the court awarded attorney fees and costs in the amount of $224,332. These costs of $368,066 have been accrued in the Consolidated Financial Statements for the year ended November 5, 2011.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Nobility’s common stock was listed on the NASDAQ Global Market under the symbol NOBH until September 17, 2012. The Company’s common stock currently trades under the symbol NOBH on the OTC Markets Group, Inc. (the “Pink Sheets”). The Company’s common stock will be eligible for trading only on the Pink Sheets unless and until it is eligible for trading on the OTC Bulletin Board (“OTCBB”). OTCBB trading may occur only if a market maker applies to quote the Company’s common stock; however, a potential market maker’s application to quote the Company’s common stock on the OTCBB will not be cleared until the Company is current in its reporting obligations under the Securities Act of 1934. There is no assurance that the Company will become current in its reporting obligations, that any market maker will apply to quote the Company’s common stock or that the Company’s common stock will become eligible to trade on the OTCBB.

The following table shows the range of high and low sales prices for the common stock for each fiscal quarter of 2011 and 2010 on the NASDAQ Global Market.

	Fiscal Year End
Fiscal	November 5, 2011		November 6, 2010
Quarter	High	Low	High	Low

1st	$8.11	$8.00	$10.12	$9.77
2nd	8.58	8.43	10.28	10.08
3rd	8.18	7.88	9.37	9.18
4th	6.81	6.44	9.38	9.25

Holders

At January 14, 2013, the approximate number of holders of record of common stock was 158 (not including individual participants in security position listings).

Dividends

The Board of Directors declared no dividends in fiscal years 2011 and 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the fiscal year ended November 5, 2011. For further information, see Note 13 of “Notes to Consolidated Financial Statements”.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	95,400	$21.12	399,600

Equity compensation plans not approved by security holders	None	—	—

Total	95,400	$21.12	399,600

Recent Sales of Unregistered Securities

Nobility has not sold any securities within the past three years which were not registered under the Securities Act.

Item 6.	Selected Financial Data

As a Smaller Reporting Company, we are not required to provide information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2011 and 2010, Nobility’s product mix was affected by the number of “Special Edition” homes marketed by Prestige and by consumer demand for smaller, less expensive homes. Most family buyer’s today purchase three-, four- or five-bedroom manufactured homes, compared with the two-bedroom home that typically appeals to the retirement buyers who reside in the manufactured housing communities.

Nobility’s joint venture and finance revenue sharing agreement with 21st Mortgage Corporation provides mortgage financing to retail customers who purchase Nobility’s manufactured homes at Prestige retail sales centers. These agreements, under which loans are originated and serviced, have given Prestige more control over the financing aspect of the retail home sales process and allowed it to offer better services to its retail customers. Management believes that these agreements give Prestige an additional potential for profit by providing finance products to retail customers. In addition, management believes that Prestige has more input in the design of unique finance programs for prospective homebuyers, and that the joint venture has resulted in more profitable sales at its Prestige retail sales centers. For more information about the finance revenue sharing agreement, see Note 6 of “Notes to Consolidated Financial Statements”. In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.

In December 2008, 21st Mortgage Corporation advised the Company that 21st Mortgage Corporation’s parent company had decided not to provide any additional funding for loan originations at that time. The Company owns a 50% interest in Majestic 21, a joint venture with 21st Mortgage Corporation. The decision by the parent company of 21st Mortgage Corporation to not provide additional capital to support the lending operation required us to consider seeking capital from alternative sources. The Company has been able to sign dealer agreements with additional lenders who provide financing for our homes. In the third quarter of fiscal year 2009, Majestic 21 secured $5,000,000 in financing from a commercial bank. The Company guarantees 50% of this financing. These additional sources of funding have been sufficient to fund our loan originations to date allowing us to fund loans without interruption. Subsequent to our 2009 fiscal year end, 21st Mortgage Corporation announced that their parent company had agreed to provide additional capital to fund loan originations, which became available when Majestic 21 fully utilizes the proceeds from the $5,000,000 commercial loan.

Prestige also maintains several other outside financing sources that provide financing to retail homebuyers for its manufactured homes and the Company is in the process of developing relationships with new lenders. In the future, Nobility may explore the possibility of underwriting its own mortgage loans for non-21st Mortgage financed buyers.

Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent and licensed loan originator. Mountain Financial provides construction loans, mortgage brokerage services, automobile insurance, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes.

The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 5, 2011 consisted of a fifty-two week period and the year ended November 6, 2010 consisted of a fifty-three week period.

Revision to Financial Statements

As described in note 2 to the financial statements, the Company revised its previously issued 2010 financial statements to reflect the impacts of a change made in accounting for certain provisions of the FRSA in 2011 which have been applied retrospectively to the 2010 financial statements. The comparisons made in the discussion of the 2011 results compared to 2010 are based on the revised financial statements.

As described in note 2 to the financial statements, the Company also revised its accounting with respect to the classification of pre-owned homes in 2011 and applied this change retrospectively to the 2010 financial statements. The discussion of liquidity matters is based on the revised financial statements.

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended November 5, 2011 and November 6, 2010.

	2011	2010

Homes sold through Company owned sales centers	85	147
Homes sold to independent dealers	156	39
Total new factory built homes produced	220	137
Less: intercompany	64	98
Average new manufactured home price - retail	$66,353	$68,880
Average new manufactured home price - wholesale	$29,576	$35,389

As a percent of net sales:
Gross profit (loss) from the Company owned retail sales centers excluding the adjustments for the amendment to the FRSA	14%	16%
Gross profit (loss) from the Company owned retail sales centers including the adjustments for the amendment to the FRSA	(30%)	16%
Gross profit from the manufacturing facilities - including intercompany sales	14%	12%

Total net sales in fiscal year 2011 were $13,428,699 compared to $14,861,682 in fiscal year 2010.

Sales and operations for 2011 continued to be adversely impacted by our country’s economic uncertainty and the low manufactured housing shipments in Florida, plus the overall weakness in Florida and the nation’s housing market. Industry shipments in Florida for the period November 2010 through November 2011 were down approximately 14% from the same period last year. While the management has not seen decisive improvement in these challenges brought about by the tumultuous economy of the past four years, some slight progress has emerged for the nation’s economy. Although the overall housing picture, credit market and economy have not improved measurably during the past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. Job formation, immigration growth and migration trends, plus consumers returning to more affordable housing should favor Florida. The Baby Boomer generation began to turn 65 in January 2011 and by 2030 the number of Americans 65 and over is predicted to almost double. This trend coupled with the end of the free spending credit-driven years, Nobility’s 44 years in the Florida market, and consumers’ increased need for more affordable housing should serve the company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country. The country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the demand of our affordable homes to improve significantly.

Management understands that during this very complex economic environment, maintaining the Company’s strong financial position is vital for future growth and success. Because of the poor business conditions in our market area and the lack of any clarity when today’s economic challenges will improve measurably, the Company will continue to evaluate Prestige’s retail model centers in Florida, along with all expenses within the Company and react in a manner consistent with maintaining our financial position.

Nobility Homes, Inc. has specialized for 44 years in the design and production of quality, affordable manufactured homes at its plant located in central Florida. With multiple Company retail sales centers, a finance company joint venture, an insurance subsidiary, and investments in retirement manufactured home communities, Nobility is the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in fiscal year 2011 were $234,034 compared to $248,624 in fiscal year 2010. The decline in insurance agent commissions resulted from a decline in new policies written and renewals. Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, and licensed mortgage loan originator. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial assists our customers in obtaining various insurance and extended warranties coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. Mountain Financial, Inc. has no material commitments or contingencies. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 5, 2011 and November 6, 2010.

The construction lending operations provide financing to buyers who have been approved for financing by an independent third party and who are purchasing a home through the Company’s retail sales centers. Such a loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage. The revenues from the construction lending operations in fiscal year 2011 were $51,839 compared to $80,790 in fiscal year 2010.

In 2010, Mountain Financial acted as the warehouse lender for a mortgage lender who was financing two of Prestige retail customers in the amount of $193,445. The warehouse loan from Mountain would be repaid when the mortgage lender sold the loans to a wholesale lender. The mortgage lender went out of business and never completed the sale of the loans. Mountain is in the process of selling the notes to a wholesale lender. The retail customers are currently making a monthly payment to Mountain Financial.

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

The decrease in gross profit was primarily due to the write down of the repossessed inventory in fiscal year 2011 by $3,548,056 and the reversal of the guarantee liability of $1,707,230, for a net charge to cost of goods sold of $1,840,826. Had the $1,840,826 been excluded from cost of goods sold, gross profit would had been $2,307,300 in fiscal year 2011 versus $3,058,323 in fiscal year 2010. The Company will no longer have any continuing involvement with repossessed homes that are bundled with land sales. The Company will no longer be required to recognize profit under the installment method and in the future will recognize revenue and profit associated with sales of repossessed homes bundled with land under the full accrual method. Existing bundled transactions treated under the installment method were recognized in the fourth quarter as a result of the FRSA amendment. This resulted in the recognition of $733,467 in sales and $54,869 in gross profit in the fourth quarter of 2011.

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

Selling, general and administrative expenses as a percent of net sales was 29.2% in fiscal year 2011 compared to 26.0% in fiscal year 2010. The higher selling, general and administrative expenses as a percent of net sales in fiscal year 2011 resulted from the increase in legal expense and the decreased sales at the Company’s retail sales centers. In spite of closing two retail sales centers in fiscal year 2010 and the write-off of certain capitalized assets, selling, general and administrative expenses as a percent of net sales declined due to the fixed expenses directly related to the increased sales at the Company’s manufacturing facilities and retail sales centers in fiscal year 2010.

The Company earned $37,707 from its joint venture, Majestic 21, in fiscal year 2011 compared to $18,549 in fiscal year 2010. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The primary assets are loans that were originated from 1997 until 2003. In 2003, the Company entered into a finance revenue sharing agreement with 21st Mortgage Corporation and all loans originated from that point forward, are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement as further discussed below. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs.

In accordance with the Company’s FRSA with 21st Mortgage Corporation, the Company refers its customers to 21st Mortgage Corporation for financing on manufactured homes sold through the Company’s retail sales centers. Prior to the Seventh Amendment (discussed below), the Company had agreed to repurchase from 21st Mortgage Corporation any repossessed homes and related collateral that was financed under the finance revenue sharing agreement. The repurchase price was the remaining loan balance (plus 21st Mortgage Corporation’s legal fees). If the loan included a mortgage on the land, the Company received the land in addition to the home. If the loan only had the home as collateral, the Company only received the home and was required to move it off the location where it was previously sited. After the Company re-sold the homes, the Company received the full proceeds from the sale of the home, plus a reimbursement from 21st Mortgage Corporation for liquidation expenses. The reimbursement covered the Company’s cost of transporting homes, repairing homes to resale condition, remarketing homes and other liquidation expenses. The Company and 21st Mortgage Corporation agreed that the reimbursement for: (a) a home only repurchase would not exceed 60% of the Company’s purchase price nor would it be less than 40% of the Company’s repurchase price; and (b) a home and land repurchase would not exceed 45% of the Company’s purchase price nor would it be less than 25% of the Company’s purchase price. Due to the number of repurchased homes the Company had experienced in fiscal year 2011 and 2010 under the finance revenue sharing agreement, the Company had increased the reserve to $550,768 in 2011 from $402,994 in 2010 for potential losses associated with the refurbishing and reselling of the repurchased homes. The Company was repurchasing the collateral consisting of either the home or home and land for the amount of the loan receivable (not including accrued interest) carried by 21st Mortgage Corporation. The impact upon results of operations from the re-sale of the collateral for defaulted loans was a $76,754 gain in fiscal year 2011 and a gain of $250,832 in fiscal year 2010. There were 20 re-sales during fiscal year 2011 and 28 re-sales in fiscal year 2010.

Effective October 25, 2011, the Company entered into a Seventh Amendment to the FRSA with 21st Mortgage Corporation. The following changes were made:

•	The Company’s obligation to buyback contracts on repossessed homes ceased as of the effective date of the agreement.

•

Any homes repurchased as of the effective date of the agreement that have not yet been re-sold are to be liquidated by the Company and there will be no reimbursement from the finance revenue sharing agreement escrow for any expenses or losses upon sale of the home.

•

In consideration for the Company waiving its right to any reimbursement for expenses or losses on the repurchased homes in inventory, 21st Mortgage Corporation contributed $3,000,000 to the escrow account in the finance revenue sharing agreement.

•

As future loans in the finance revenue sharing agreement become repossessions, 21st Mortgage Corporation will have sole responsibility for the sale of such repossessions and all expenses will be charged to the finance revenue sharing agreement escrow account.

•	There will be no distributions from the escrow account until December 31, 2015 and in no event shall the Company be required to make up any shortfall in the escrow account.

As a result of these changes, the Company on October 25, 2011, recorded an impairment charge of $4,098,824 to reduce the value of the repossessed inventory to its estimated realizable value, without consideration to future reimbursement which would be no longer available to the Company. Beginning in 2009, the Company had been recording a reserve for losses for disposition of the repossessed home to facilitate the potential accelerated sales this balance had accumulated to $550,768 at November 5, 2011. Consequently, the remaining impairment charge recorded in the 4th quarter was related to the execution of the Seventh Amendment was $3,548,056 (included in cost of goods sold).

In October 2011, the Company amended the FRSA with 21st Mortgage Corporation eliminating the obligation to buyback any more defaulted loans, thereby eliminating the guarantee liability of $1,707,230 that existed as of the date of the execution of the Seventh Amendment. Therefore, the guarantee liability was reversed in the fourth quarter 2011. Additionally, the amendment to the FRSA provided for no more reimbursements from the escrow reserve account, for losses incurred upon liquidating the defaulted loans that we had already bought back.

Due to the slow home sales in Florida, the Company has assessed the fair value of its investment in two manufactured home communities, using projected financial information. The analysis for Walden Woods revealed that the value for Walden Woods was less than the value which the Company was carrying the investment at on the balance sheet. Consequently, the Company has fully impaired its investment in Walden Woods, resulting in a noncash charge to losses from investments in retirement community limited partnerships of $791,355. The fair value analysis for Cypress Creek also resulted in an impairment. The Company took a noncash $1.3 million charge to reduce the carrying value of this investment in third quarter of 2011.

The Company earned interest on cash, cash equivalents and short- and long-term investments in the amount of $169,521 in fiscal year 2011 compared to $254,010 in fiscal year 2010. The decreased interest income was primarily due to a decrease in the amount of cash, cash equivalents and long-term investments and in the lower variable rate earned on our cash and cash equivalents balances.

The above matters resulted in a pre-tax loss in fiscal 2011 of approximately $5.5 million as compared to a pre-tax loss of approximately $1.4 million in 2010. The Company was not able to provide a tax benefit to its pre-tax loss in 2011 due to its assessment that it could not support the recording of additional deferred tax assets on the basis of a more-likely than not realization criteria. The Company had assessed in 2010 that it generally had sufficient tax planning opportunities to support the realization of tax benefits that resulted from the pre-tax loss reported in that year and reflected a tax benefit of approximately $.6 million in its statement of comprehensive loss.

As a result of the factors discussed above, net loss in fiscal year 2011 was $5,511,475 or $1.36 per share and in fiscal year 2010 was $807,441 or $0.20 per share.

Liquidity and Capital Resources

Cash and cash equivalents were $6,206,218 at November 5, 2011 compared to $8,225,232 at November 6, 2010. Short-term investments were $799,297 at November 5, 2011 compared to $2,025,812 at November 6, 2010. The decrease in short and long-term investments was primarily due to the maturity of the bonds in the investment portfolio. Working capital was $16,283,773 at November 5, 2011 as compared to $19,520,520 at November 6, 2010. Nobility owns the entire inventory for its Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and does not incur any third party floor plan financing expenses.

The Company views its liquidity as the total of its cash and short and long-term investments in securities. The Company currently has no line of credit facility and does not believe that such a facility is currently necessary to its operations. The Company has no debt. The Company also has approximately $2.4 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary.

Total liquidity, as defined by the Company at November 6, 2010 was approximately $10.8 million as compared to approximately $7.0 million at November 5, 2011. The $3.8 million decline was primarily the result of the need to fund losses resulting from reduced levels of operations and the requirement under the FRSA to repurchase repossessed pre-owned homes under the terms of the arrangement prior to the signing of the Seventh Amendment on October 25, 2011 which significantly increased the Company’s net investment in pre-owned homes in fiscal 2011.

The Company reported a net loss of approximately $5.5 million during fiscal year 2011. A significant portion of this loss related to non-cash charges. These primarily included equity losses and impairment charges related to the Company’s investment in limited partnerships in mobile home parks which amounted to approximately $2.3 million.

A significant non-cash charge also included the impacts of the execution of the Seventh Amendment to the FRSA which resulted a charge of approximately $3.5 million to value pre-owned homes under the revised terms of the FRSA. The impact of this was partially offset by the reversal of the guarantee liability related to the FRSA that was established under ASC 460 guidance. This reversal, which resulted in the recognition of non-cash income of approximately $1.7 million, as the guarantee liability was no longer required after execution of the Seventh Amendment due to the elimination of further repurchase obligations by the Company.

The combination of the losses on the limited partnerships, the execution of the Seventh Amendment of the FRSA resulted in net non-cash losses of approximately $4.1 million. With these matters considered, loss of liquidity resulting from the Company’s net loss approximated $1.4 million.

The most significant item that contributed to the reduction in the Company’s liquidity in fiscal 2011 was the requirement under the repurchase provisions of the FRSA to repurchase repossessed pre-owned homes. In fiscal 2011, the Company’s net cash outlays related to its investment in pre-owned homes approximated $3.3 million of which approximately $2.8 million related to repurchase of pre-owned homes related to the FRSA arrangement. Certain other repurchases of Majestic 21 foreclosed homes and trade in activities with respect to new home sales amount to approximately $.5 million.

The combination of the above outlined cash costs of the Company’s loss and its net cash outlay related to pre-owned homes resulted in a reduction of approximately $4.7 million in liquidity in fiscal 2011. Other items such as changes in the levels of various working capital items and non-cash operating items such as depreciation, amortization and goodwill impairment added to liquidity in fiscal 2011 to result in an overall reduction in liquidity of approximately $3.7 million.

Certain matters related to the Company’s potential ability to access capital markets have occurred up to the date of this filing largely as a result of its inability to timely file periodic financial reports required by the Securities and Exchange Act of 1934. These late filings are due in large part to changes in accounting and operation of the FRSA. These matters are described below.

On September 17, 2012, Nobility Homes, Inc. (the “Company”) received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) informing the Company that it has not regained compliance with NASDAQ Listing Rule 5250(c)(1) within the 180 day extension period previously granted by NASDAQ and, on September 19, 2012, removed the Company’s securities from listing and registration on the NASDAQ Stock Market.

The Company’s common stock currently trades under the symbol NOBH on the OTC Markets Group, Inc. (the “Pink Sheets’). The Company’s common stock will be eligible for trading only on the Pink Sheets unless and until it is eligible for trading on the OTC Bulletin Board (“OTCBB”). OTCBB trading may occur only if a market maker applies to quote the Company’s common stock; however, a potential market maker’s application to quote the Company’s common stock on the OTCBB will not be cleared until the Company is current in its reporting obligations under the Securities Act of 1934. There is no assurance that the Company will become current in its reporting obligations, that any market maker will apply to quote the Company’s common stock or that the Company’s common stock will become eligible to trade on the OTCBB.

As indicated previously, the Company has become delinquent in its periodic filings required under the Securities and Exchange Act of 1934. The Securities and Exchange Commission (SEC) has issued the Company a letter of notification that inaction to bring the Company’s filings current may result in the de-registration of the Company with the SEC. Loss of this status may limit the Company’s ability to access capital markets. The Company is attempting to resolve this matter with the SEC but there is no assurance that the Company will be able to file its delinquent filings in a time frame acceptable to the SEC.

At November 5, 2011, the Company has total liquidity as defined above of approximately $7.0 million. Additionally the Company continues to report a strong balance sheet which includes total assets of approximately $36 million which is funded primarily by stockholders’ equity of approximately $34 million. The Company has no debt.

The Company’s latest internal financial statements as of the date of this filing, dated November 3, 2012 include cash and cash equivalents of $7.4 million and investments in marketable securities of $.3 million for total liquidity, as defined above of $7.7 million. The Company continues to have no debt as of November 3, 2012 and has taken no action to utilize the cash surrender value of its life insurance as a source of liquidity.

Looking ahead, fiscal year 2012 has proven to be a continued difficult market for the industry and the Company has continued to operate at depressed though improving levels. The Company’s strong balance sheet and significant cash reserves accumulated in profitable years has allowed the Company to remain sufficiently liquid so as to allow continuation of operations and should enable the Company to take advantage of market opportunities when presented by an expected improvement in the overall and the industry specific economy in fiscal 2013 and beyond. The Company believes that the execution of the Seventh Amendment should significantly improve the Company’s ability to manage its liquidity and will result in positive cash flows as pre-owned homes repossessed under the repurchase provisions of the FRSA are sold. Management believes it has sufficient levels of liquidity as of the date of the filing of this Form 10-K to allow the Company to operate into the foreseeable future.

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

As more fully described in Note 6 to the FINANCIAL STATEMENTS included in ITEM 8, the Company adopted an accounting policy on a prospective basis in fiscal 2011 of recognizing revenue and gross profit by use of the installment method related to sales of pre-owned homes bundled with land that were financed under the Finance Revenue Sharing Agreement. This policy was adopted under concepts of “continuing involvement” in real estate transactions due to the repurchase obligation the Company undertakes related to financings offered under the FRSA. With the execution of the 7th Amendment to the FRSA, continuing involvement related to these transactions has ceased and the deferred revenue and related gross profit on such transactions was recognized in sales and gross profit in the amounts of $733,467 and $54,869 respectively in the fourth quarter of fiscal 2011.

The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 5, 2011 or November 6, 2010.

Investments in Retirement Communities

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

During 2008, the Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The investment of $4,030,000 provided the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2009, Nobility Parks II, LLC sold $40,000 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses to 48.5%.

These investments are accounted for under the equity method of accounting and are reviewed quarterly for impairment. The Company holds a 31.9% interest in South and a 48.5% interest in Cypress Creek and all allocations of profit and loss are on a pro-rata basis. Since all allocations are to be made on a pro-rata basis and the Company’s maximum exposure is limited to its investment in South and Cypress Creek, management has concluded that the Company would not absorb a majority of South’s, Walden Woods’ and Cypress Creek’s expected losses nor receive a majority of South’s, Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate South, Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with ASC No. 810-10.

As more fully discussed in Note 6 of ITEM 8–FINANCIAL STATEMENTS, the Company’s analysis indicated that significant impairments occurred related to these investments in fiscal 2011 and the Company recorded impairment losses of approximately $2.1 million.

Investment in Majestic 21

On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 5, 2011, the outstanding principal balance of the note was $2,995,700 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $4,007,174. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On November 5, 2011 there was approximately $685,379 in loan loss reserves or 3% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

Income Taxes

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

In fiscal 2011 and 2010 , the Company has determined that, due to significant negative evidence as a result of losses in numerous consecutive years, a valuation reserve is required to reduce the Company’s net deferred taxes to a level supportable by certain tax planning strategies that could be enacted to realize deferred tax assets, if necessary,

The primary tax planning strategy is the potential sale of real estate, primarily land not currently used in the operations of the Company, to generate taxable gains. The Company has assessed that these strategies could result in the realization of approximately $1.9 million of deferred tax assets. The amount of deferred tax assets above this amount are reserved with a valuation allowance. The valuation allowance was approximately $2.1 million at November 5, 2011 and was nominal at November 6, 2010.

The Company’s tax planning strategies include estimates and as to the amount of gains on sales of properties that could be realized. The Company believes its estimates are reasonable and supportable but if circumstances change, these amounts could be affected which would impact the amount of net deferred taxes which would be supportable. The Company will continue to monitor these matters at each future reporting period.

Finance Revenue Sharing Agreement

As more fully described in Note 6 to ITEM 8 – FINANCIAL STATEMENTS, the Company entered into a FRSA with 21st Mortgage Corporation during 2004. Under this arrangement, the Company had agreed to repurchase and remarket financed homes that are in default. The Company was subject to loss on such repurchases if a loss on a closed transaction exceeded reimbursement provisions available to the Company under the FRSA from an escrow account funded by collections of interest on the financed portfolio. The FRSA also allowed for revenue sharing distributions of excess reserves that accumulated under the escrow arrangement to the Company and 21st Mortgage Corporation. On a cumulative basis, the Company has reported approximately $1.75 million in revenue from distributions under the FRSA arrangement during fiscal years 2007 through 2009. The Company has determined that escrow balances should be sufficient to cover losses on repurchases in the normal course of business and has recognized revenue under the arrangement on an as-received basis and has not incurred losses on a cumulative basis on repurchased transactions throughout the term of the arrangement.

The Company had historically viewed this arrangement as a combined repurchase, remarketing and revenue sharing arrangement and as such has not deemed it necessary to separately account for the components of the arrangement. Recently, the Company has determined that the repurchase element of the FRSA should have been accounted for under ASC 460, Guarantees, and this accounting should have been applied since inception of the FRSA agreement. As a result, as described in Note 2 of the FINANCIAL STATEMENTS included in ITEM 8, the Company revised its accounting for this arrangement on a retrospective basis in fiscal 2011.

On October 25, 2011, the Company executed the Seventh Amendment to the FRSA which eliminated its repurchase obligation under the FRSA. Under this Amendment, the Company agreed to forego further reimbursements from the escrow account related to losses resulting from the liquidation of repossessed pre-owned homes as of the Amendment date which resulted in the Company recording a net reserve of approximately $3.5 million relating to its assessment of realizable value of the pre-owned homes under the revised arrangement. Since the Company’s repurchase obligation ceased with the execution of the Seventh Amendment, the guarantee liability that had been recorded under provisions of ASC 460 was reversed. This guarantee liability approximated $1.7 million.

The Company will continue to participate in revenue sharing under the FRSA and will continue to recognize distributions on an as received basis. Under provisions of the Seventh Amendment, no such distributions are likely to occur before December 31, 2015.

The Company will continue to monitor the value of its pre-owned inventory which is separately identified in the balance sheet in the Company’s FINANCIAL STATEMENTS included in ITEM 8 and will adjust the valuation, as circumstances warrant. Any adjustments to the valuation of this inventory will impact future income.

Rebate Program

The Company has a rebate program for some dealers, based upon the number and type of homes purchased, which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 5, 2011, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21, the Finance Revenue Sharing Agreement and Retirement Community Limited Partnerships).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nobility Homes, Inc.

We have audited the accompanying consolidated balance sheets of Nobility Homes, Inc. as of November 5, 2011 and November 6, 2010 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 5, 2011 and November 6, 2010 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As described in notes 2 and 7, the Company changed its accounting relating to the balance sheet classification of its pre-owned inventory during the year ended November 5, 2011 and applied this accounting retrospectively to the November 6, 2010 balance sheet.

/s/ Crowe Horwath LLP

Tampa, Florida

Report Date April 2, 2013

Nobility Homes, Inc.

Consolidated Balance Sheets

November 5, 2011 and November 6, 2010

	November 5, 2011	November 6, 2010

Assets
Current assets:
Cash and cash equivalents	$6,206,218	$8,225,232
Short-term investments	799,297	2,025,812
Accounts and notes receivable	1,176,498	296,536
Mortgage notes receivable, current	2,364	2,284
Inventories	6,495,570	7,493,776
Minimum receivable due from escrow, current	—	529,397
Pre-owned homes, current	2,208,767	1,549,211
Prepaid expenses and other current assets	419,477	230,597
Deferred income taxes	884,284	267,566

Total current assets	18,192,475	20,620,411

Property, plant and equipment, net	3,859,818	3,989,441
Minimum receivable due from escrow, long term	—	1,782,057
Pre-owned homes	6,549,555	5,214,962
Long-term investments	—	512,786
Mortgage notes receivable, long term	188,559	190,921
Income tax receivable	248,164	244,365
Other investments	3,346,714	5,647,043
Deferred income taxes	1,032,716	1,649,434
Other assets	2,575,051	2,524,952

Total assets	$35,993,052	$42,376,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$388,429	$220,635
Accrued compensation	113,813	114,478
Accrued expenses and other current liabilities	865,887	209,787
Customer deposits	458,057	554,991

Total current liabilities	1,826,186	1,099,891

Reserve for guarantee liability	—	1,682,621

Total liabilities	1,826,186	2,782,512

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,579,467	10,482,920
Retained earnings	32,524,828	38,036,303
Accumulated other comprehensive income	77,773	89,839
Less treasury stock at cost, 1,308,763 shares in 2011 and 2010	(9,551,693)	(9,551,693)

Total stockholders’ equity	34,166,866	39,593,860

Total liabilities and stockholders’ equity	$35,993,052	$42,376,372

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Comprehensive Loss

For the years ended November 5, 2011 and November 6, 2010

	Year Ended
	November 5, 2011	November 6, 2010

Net sales	$13,428,699	$14,861,682

Cost of goods sold	(11,121,399)	(11,803,359)
Impairment of pre-owned homes (Note 6)	(3,548,056)	—
Reversal of guarantee liability (Note 6)	1,707,230	—

Cost of goods sold	(12,962,225)	(11,803,359)

Gross profit	466,474	3,058,323

Selling, general and administrative expenses	(3,923,737)	(3,857,306)

Operating loss	(3,457,263)	(798,983)

Other income (loss):
Interest income	169,521	254,010
Undistributed earnings in joint venture - Majestic 21	37,707	18,549
Losses from investments in retirement community limited partnership’s	(2,338,036)	(942,352)
Miscellaneous	76,596	48,075

Total other income (loss)	(2,054,212)	(621,718)

Loss before provision for income taxes	(5,511,475)	(1,420,701)

Income tax benefit	—	613,260

Net loss	(5,511,475)	(807,441)

Other comprehensive income (loss)
Unrealized investment gain (loss)	(12,066)	36,404

Comprehensive loss	$(5,523,541)	$(771,037)

Weighed average number of shares outstanding:
Basic	4,056,144	4,056,144
Diluted	4,056,144	4,056,144

Loss per share:
Basic	$(1.36)	$(0.20)
Diluted	$(1.36)	$(0.20)

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended November 5, 2011 and November 6, 2010

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 1, 2009	4,056,144	$536,491	$10,331,168	$38,843,744	$53,435	$(9,551,693)	$40,213,145
Stock-based compensation	—	—	151,752	—	—	—	151,752
Unrealized investment gain	—	—	—	—	36,404	—	36,404
Net loss	—	—	—	(807,441)	—	—	(807,441)

Balance at November 6, 2010	4,056,144	536,491	10,482,920	38,036,303	89,839	(9,551,693)	39,593,860
Stock-based compensation	—	—	96,547	—	—	—	96,547
Unrealized investment loss	—	—	—	—	(12,066)	—	(12,066)
Net loss	—	—	—	(5,511,475)	—	—	(5,511,475)

Balance at November 5, 2011	4,056,144	$536,491	$10,579,467	$32,524,828	$77,773	$(9,551,693)	$34,166,866

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended November 5, 2011 and November 6, 2010

	Year Ended
	November 5, 2011	November 6, 2010
Cash flows from operating activities:
Net loss	$(5,511,475)	$(807,441)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	134,982	168,169
Amortization of bond premium/discount	24,995	73,096
Impairment of goodwill	59,665	23,090
Non cash adjustment for impairment of pre-owned homes	3,548,056	—
Non cash adjustment for reversal of guarantee liability	(1,707,230)	—
Non cash change in reserve for guarantee liability	24,609	(17,648)
Non cash adjustment for inventory valuation reserve	147,774	102,994
Deferred income taxes	—	(451,429)
Undistributed earnings in joint venture - Majestic 21	(37,707)	(18,549)
Distributions from joint venture - Majestic 21	—	29,000
Losses from investments in retirement community limited partnerships	2,338,036	952,803
Gain on disposal of property, plant and equipment	(5,767)	—
Stock base compensation	96,547	151,752
Decrease (increase) in:
Accounts receivable	(879,962)	666,496
Inventories	998,206	1,589,543
Pre-owned homes	(3,378,525)	(2,581,940)
Income taxes receivable	(3,799)	731,765
Prepaid expenses and other assets	(136,640)	131,564
(Decrease) increase in:
Accounts payable	167,794	128,999
Accrued compensation	(665)	51,868
Accrued expenses and other current liabilities	656,100	(30,752)
Customer deposits	(96,934)	144,413

Net cash (used in) provided by operating activities	(3,561,940)	1,037,793

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,879)	(19,274)
Mortgage note receivable	—	(193,205)
Increase in cash surrender value of life insurance	(109,764)	(150,249)
Proceeds from the sale of property, plant and equipment	11,287	—
Proceeds from mortgage notes receivable	2,282	—
Proceeds from maturity of long-term investment	1,650,000	3,555,000

Net cash provided by investing activities	1,542,926	3,192,272

Increase (decrease) in cash and cash equivalents	(2,019,014)	4,230,065

Cash and cash equivalents at beginning of year	8,225,232	3,995,167

Cash and cash equivalents at end of year	$6,206,218	$8,225,232

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1	Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”) Nobility Parks I, LLC, Nobility Parks II, LLC and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and mortgage broker, and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. Prestige currently operates ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda.

All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the reported financial condition and results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: valuation of pre-owned homes, the guarantee liability, the allowance for doubtful accounts, the carrying value of long-lived assets, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, warranty reserve and stock based compensation.

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 5, 2011 consisted of a fifty-two week period and the year ended November 6, 2010 consisted of a fifty-three week period.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company

Notes to Consolidated Financial Statements

provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 5, 2011 or November 6, 2010.

Revenues by Products and Services – Revenues by net sales from manufactured housing, insurance agent commissions, and construction lending operations for the years ended November 5, 2011 (52 weeks) and November 6, 2010 53 (weeks) are as follows:

	2011	2010
Manufactured housing	$11,041,824	$11,879,861
Pre-owned homes-FRSA	1,454,650	2,007,783
Trade-in and other pre-owned homes	646,352	644,624
Insurance agent commissions	234,034	248,624
Construction lending operations	51,839	80,790

Total net sales	$13,428,699	$14,861,682

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At November 5, 2011 and November 6, 2010, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

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

In 2011, pre-owned home inventory is valued at the Company’s cost to acquire the inventory plus refurbishment costs incurred to date to bring the inventory to a more saleable state. This amount is reduced by a valuation reserve which management believes results in inventory being valued at market. In 2010, as revised, FRSA pre-owned home inventory is valued at the Company’s cost to acquire the inventory less the amount the Company reserved upon buy back and the minimum receivable due from FRSA escrow.

Trade in and other pre-owned homes are valued at cost. Trade-in homes are those acquired in the normal sales process are acquired at wholesale pricing. The other pre-owned homes are acquired from the Company’s joint venture partner, Majestic 21 and remarketed. Majestic 21 reimburses the Company for all costs related to these homes. The Company believes that on the basis that the trade-in homes are purchased at and the Majestic arrangement to reimburse the Company for its costs related to these homes that this inventory is valued at net realizable value.

Notes to Consolidated Financial Statements

Property, Plant and Equipment – Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Routine maintenance and repairs are charged to expense when incurred. Major replacements and improvements are capitalized. Gains or losses are credited or charged to earnings upon disposition.

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity (21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact the economic performance of therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FASB ASC 810. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes as of November 5, 2011 and November 6, 2010. However, based on management’s evaluation, there was no impairment of this investment at November 5, 2011 or November 6, 2010.

The Company entered into an arrangement in 2002 to repurchase certain homes. Under this arrangement or any other arrangement, the Company is not obligated to repurchase any foreclosed/repossessed units of Majestic 21 as it does not have a repurchase agreement or any other guarantees with Majestic 21. However the Company buys back foreclosed/repossessed units and acts as a remarket agent. It resells those units through the Company’s network of retail centers as we believe it benefits the historical loss experience of the joint venture. The only impact on the Company’s operations from this arrangement are commissions earned on the resale of these units and interest received from Majestic 21 for funds the company used to carry the units while in inventory.

On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 5, 2011, the outstanding principal balance of the note was $2,995,700 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $4,007,174. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Finance Revenue Sharing Agreement – During fiscal year 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a finance revenue sharing agreement (FRSA) between 21st Mortgage Corporation, Prestige Homes, Inc., and Majestic Homes, Inc. without forming a separate entity. In connection with this finance revenue sharing agreement (FRSA), mortgage financing will be provided on manufactured homes sold through the Company’s retail centers to customers who qualify for such mortgage financing. Under the finance revenue sharing agreement, prior to the execution of the Seventh Amendment as described below, the Company had agreed to repurchase any repossessed homes and related collateral from 21st Mortgage Corporation that was financed under the agreement. Upon disposition of the homes, the Company would receive a payment from the finance revenue sharing agreement escrow account, of no less than 25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes. These reimbursement provisions allowed under the arrangement were generally expected to be sufficient to fund losses related to the Company’s repurchase obligation in the ordinary course of the operations of the arrangement.

Effective October 25, 2011, the Company entered into the Seventh Amendment (the “Seventh Amendment”) to the FRSA with 21st Mortgage Corporation (“21st”). The following changes were made.

•	The Company’s obligation to buyback contracts on repossessed homes ceased as of the effective date of the agreement.

Notes to Consolidated Financial Statements

•

Any homes repurchased as of the effective date of the agreement that have not yet been re-sold, shall be liquidated by the Company and there will be no reimbursement from the FRSA escrow, for any expenses or losses upon sale of the home.

•	In consideration for the Company waiving its right to any reimbursement for expenses or losses on the repurchased homes in inventory, 21st contributed $3,000,000 to the escrow account in the FRSA.

•	As future loans in the FRSA become repossessions, 21st will have sole responsibility for the sale of such repossessions and all expenses will be charged to the FRSA escrow account.

•	There will be no distributions from the escrow account until December 31, 2015.

•	In no event shall the Company be required to make up any shortfall in the escrow account.

As a result of these changes, the Company on October 25, 2011, recorded an impairment charge of $4,098,824 to reduce the value of the repossessed inventory to its estimated realizable value, without consideration to future reimbursement which would be no longer available to the Company. Beginning in 2009, the Company had been recording a reserve for losses for disposition of the repossessed home to facilitate the potential accelerated sales this balance had accumulated to $550,768 at November 5, 2011. Consequently, the remaining impairment charge recorded in the 4th quarter of fiscal 2011 related to the execution of the Seventh Amendment was $3,548,056.

Other Investments – During 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment of $2,360,000 provided the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2008, Nobility Parks I, LLC sold $825,250 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses by the same amount to 31.9%.

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

See further discussion of these investments in Note 6.

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

Company Owned Life Insurance – The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Notes to Consolidated Financial Statements

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2011 and 2010 are as follows:

	2011	2010

Beginning accrued warranty expense	$75,000	$75,000
Less: reduction for payments	(201,503)	(198,834)
Plus: additions to accrual	201,503	198,834

Ending accrued warranty expense	$75,000	$75,000

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

Accrued Home Setup Costs – Accrued home setup costs represent amounts due to vendors and/or independent contractors for various items related to the actual setup of the homes on the retail home buyers’ site. These costs include appliances, air conditioners, electrical/plumbing hook-ups, furniture, insurance, impact/permit fees, land/home fees, extended service plan, freight, skirting, steps, well and septic tanks and other setup costs and are included in accrued expenses in the accompanying consolidated balance sheets. See Note 10 of “Notes to Consolidated Financial Statements”.

Stock-Based Compensation – At November 5, 2011, the Company had a stock incentive plan (the “Plan”) which authorizes the issuance of options to purchase common stock. Stock based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

Rebate Program – The Company has a rebate program for some dealers based upon the number and type of home purchased, which pay rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets.

Advertising – Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $304,600 and $489,600 for fiscal year 2011 and 2010, respectively.

Audit Fees – The Company generally records audit fees in the period in which services are provided. Audit fees relating to the finalization of the audit generally will be reflected in the financial statements of the subsequent year. Due to certain issues, primarily relating to FRSA accounting matters that occurred during 2011 the Company will reflect significant audit fees in financial statements for periods after fiscal 2011 relating to the finalization of the fiscal 2011 audit.

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

Loss Per Share – Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Notes to Consolidated Financial Statements

For the year ended November 5, 2011 and November 6, 2010 options to purchase 95,400 and 120,110 shares, respectfully, have been excluded from the computation of potentially dilutive securities as their exercise prices are greater than the market price per common share as of November 5, 2011 and November 6, 2010.

Shipping and Handling Costs – Net sales include the revenue related to shipping and handling charges billed to customers. The related costs associated with shipping and handling is included as a component of cost of goods sold.

Comprehensive Income (loss) – Comprehensive income (loss) includes net loss as well as other comprehensive income. The Company’s other comprehensive income (loss) consists of unrealized gains (loss) on available-for-sale securities, net of related taxes for 2010.

Segments – The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information on a company-wide or consolidated basis. Accordingly, the Company accounts for its operations in accordance with FAS ASC 280, “Segment Reporting.” No segment disclosures have been made as the Company considers its business activities as a single segment. No customer accounted for more than 10% of Nobility’s sales in fiscal years 2011 or 2010.

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

Recent Accounting Pronouncements – In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies when creditors should classify loan modifications as troubled debt restructurings. In addition, ASU 2011-02 deferred the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to periods beginning after June 15, 2011. Adoption of the aforementioned provisions of ASU 2010-20 and ASU 2011-02 had no material effect on the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments are effective for public companies for interim and annual periods beginning after December 15, 2011. This update changes the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company has adopted ASU 2011-05.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2011. In this update, an entity has the option to first assess qualitative factors to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step impairment test. However, if an entity concludes otherwise, then performing the two-step impairment test is unnecessary. The Company has adopted ASU 2011-08.

Notes to Consolidated Financial Statements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NOTE 2	Revisions to Financial Statements

As more fully described in Note 6, the Company entered into a FRSA with 21st Mortgage Corporation during 2004. Under this arrangement, the Company had agreed to repurchase and remarket financed homes that are in default. The Company was subject to loss on such repurchases if a loss on a closed transaction exceeded reimbursement provisions available to the Company under the FRSA from an escrow account funded by collections of interest on the financed portfolio. The FRSA also allowed for revenue sharing distributions of excess reserves that accumulated under the escrow arrangement to the Company and 21st Mortgage Corporation. On a cumulative basis, the Company has reported approximately $1.75 million in revenue from distributions under the FRSA arrangement during fiscal years 2007 through 2009. The Company has determined that escrow balances should be sufficient to cover losses on repurchases in the normal course of business and has recognized revenue under the arrangement on an as-received basis and has not incurred losses on a cumulative basis on repurchased transactions throughout the term of the arrangement.

The Company has historically viewed this arrangement as a combined repurchase, remarketing and revenue sharing arrangement and as such has not deemed it necessary to separately account for the components of the arrangement. Recently, the Company has determined that the repurchase element of the FRSA should have been accounted for under ASC 460, Guarantees, and this accounting should have been applied since inception of the FRSA agreement.

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

The Company has applied the provisions of Staff Accounting Bulletin (“SAB”) 99, “Materiality”, and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, and determined that the impact of the errors on its previously filed consolidated financial statements was not material.

The Company also changed its presentation of repossessed homes to separate those assets from operating inventory in the balance sheet and included them under the caption “pre-owned homes”. See further discussion in note 7.

Notes to Consolidated Financial Statements

The Company’s consolidated balance sheet as of November 6, 2010 and consolidated statement of comprehensive loss for the year then ended have been revised for the correction of the errors and the Company’s decision to change its accounting policy relating the classification of pre-owned inventory as further described in Note 7 to the Consolidated Financial Statements. The impact of this policy change has been included as a retroactive application. The revisions for correction of the errors and accounting policy change (the accounting policy changes are shown below with the (*)) are as follows:

Consolidated Statement of Comprehensive Loss:

	Year Ended November 6, 2010
	As Reported	As Revised	Change
Cost of goods sold	$11,821,007	$11,803,359	$(17,648)
Gross profit	3,040,675	3,058,323	17,648
Operating loss	(816,631)	(798,983)	17,648
Loss before income tax benefit	(1,438,349)	(1,420,701)	17,648
Income tax benefit	643,219	613,260	(29,959)
Net loss	(795,130)	(807,441)	(12,311)

Consolidated Balance Sheet:

	November 6, 2010
	As Reported	As Revised	Change
Inventories - current	$16,569,403	$7,493,776	$(9,075,627)
Minimum receivable due from from escrow, current	—	529,397	529,397
Long-term deferred tax asset	1,033,291	1,649,434	616,143
Minimum receivable due from escrow, long term	—	1,782,057	1,782,057
Pre-owned homes - long term*	—	5,214,962	5,214,962
Long-term guarantee liability	—	1,682,621	(1,682,621)
Retained earnings	39,102,781	38,036,303	(1,066,478)

NOTE 3	Investments

Investments in “held-to-maturity” and “available-for-sale” debt and equity securities were as follows:

	November 5, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Realized Gains	Estimated Fair Value
Held-to-maturity securities (carried at amortized cost):
Municipal securities	$506,668	$9,977	$—	$516,645
Available-for-sale securities (carried at fair value):
Equity securities in a public company	167,930	—	124,699	292,629

Total investments	$674,598	$9,977	$124,699	$809,274

	November 6, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Realized Gains	Estimated Fair Value
Held-to-maturity securities (carried at amortized cost):
Municipal securities	$2,226,623	$40,214	$—	$2,266,837

Available-for-sale securities (carried at fair value):
Equity securities in a public company	167,930	—	144,045	311,975

Total investments	$2,394,553	$40,214	$144,045	$2,578,812

Notes to Consolidated Financial Statements

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

Contractual maturities of “held-to-maturity” debt securities were as follows:

	November 5, 2011		November 6, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$506,668	$516,645	$1,713,837	$1,743,637
Due in 1 - 5 years	—	—	512,786	523,200

	$506,668	$516,645	$2,226,623	$2,266,837

There were no sales of “available-for-sale” securities during the fiscal years 2011 or 2010.

A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	November 5, 2011	November 6, 2010

Available-for-sale equity securities	$292,629	$311,975
Held-to-maturity debt securities included in short-term investments	506,668	1,713,837

Total short-term investments	799,297	2,025,812
Held-to-maturity debt securities included in long-term investments	—	512,786

Total investments	$799,297	$2,538,598

NOTE 4	Fair Value of Financial Investments

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair market value of the Company’s short and long-term investments are as follows:

	November 5, 2011	November 6, 2010
Carrying amount	$799,297	$2,538,598
Fair value	$809,274	$2,578,812

The Company accounts for the fair value of financial investments in accordance with (ASC No. 820).

FASB ASC No. 820 “Fair Value Measurements” defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. ASC No. 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The ASC No. 820 fair value hierarchy is defined as follows:

•	Level 1 – Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

•

Level 3 – Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

Notes to Consolidated Financial Statements

The following table represents the Company’s financial assets and liabilities which are carried at fair value at November 5, 2011 and November 6, 2010.

	November 5, 2011
	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments
Equity securities in a public company	$292,655	$—	$—
Non-recurring fair value investment	$—	$—	$1,092,703

	$292,655	$—	$1,092,703

	November 6, 2010
	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments
Equity securities in a public company	$311,975	$—	$—

The Company is not required to account for their debt security investments at fair value as they are classified as held-to-maturity and therefore are not included in the above table. The level 3 non-recurring fair value investment represents the investment in Cypress Creek limited partnership.

NOTE 5	Related Party Transactions

Affiliated Entities

TLT, Inc. – The President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). The President owns between a 24.75% and a 49.5% direct and indirect interest in each of these limited partnerships. The Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. There were no sales to TLT Communities during fiscal year 2011 and 2010, respectively.

Walden Woods – In June of 2011, the general partner of Walden Woods determined that he was unable to obtain replacement financing. The Company’s principal shareholder did arrange financing to satisfy the creditor and on June 30, 2011, purchased the note and took assignment of the mortgage, from the creditor. Subsequent to acquiring the note, the Company’s principal shareholder obtained a Deed in Lieu of foreclosure on the Walden Woods property, thereby removing it from Walden Woods and giving 100% ownership of the Walden Woods property to a newly formed entity owned by the Company’s principal shareholder, Walden Woods South LLC (“South”). The Company’s principal shareholder then contributed a 31.9% interest in South to the Company which restored the Company back to the same ownership percentage in the Walden Woods property it held previously.

NOTE 6	Other Investments

Investment in Joint Venture – Majestic 21 – During fiscal 1997, the Company contributed $250,000 for a 50% interest in a joint venture engaged in providing mortgage financing on manufactured homes. This investment is accounted for under the equity method of accounting.

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

On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so

Notes to Consolidated Financial Statements

that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, the Majestic 21 would have to pay down the note’s principal balance to an amount that is not more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 5, 2011, the outstanding principal balance of the note was $2,995,700 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $4,007,174. Should the collateral not be sufficient, the Company’s maximum exposure at 11/5/2011 would be 50% of the outstanding principle balance, $1,497,850. Based upon management’ analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

The following is summarized financial information of the Company’s joint venture:

	November 5, 2011	November 6, 2010
Total Assets	$13,009,536	$12,165,197
Total Liabilities	$9,001,517	$8,232,591
Total Equity	$4,008,019	$3,932,606
Net Income	$75,413	$37,098

Distributions received from the joint venture were $0 and $29,000 in fiscal years 2011 and 2010, respectively.

With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21 by the Company.

Investment in Retirement Community Limited Partnerships – During 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment of $2,360,000 provided the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2008, Nobility Parks I, LLC sold $825,250 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses to 31.9%. The Company maintained a carrying value in Walden Woods of $863,053 at the end of fiscal 2010.

Walden Woods was put into chapter 11 bankruptcy protection in August 2010 by the general partner to seek protection from its creditors. The agreement related to this refinancing was finalized at a mediation hearing between the general partner and the existing lender on January 27, 2011 and resulted in a significant reduction of Walden Woods’ debt and was approved by the bankruptcy court. In June of 2011, the general partner of Walden Woods determined that he was unable to obtain replacement financing. The Company’s principal shareholder did arrange financing to satisfy the creditor and on June 30, 2011, purchased the note and took assignment of the mortgage, from the creditor. Subsequent to acquiring the note, the Company’s principal shareholder obtained a Deed in Lieu of foreclosure on the Walden Woods property, thereby removing it from Walden Woods and giving 100% ownership of the Walden Woods property to a newly formed entity, owned by the Company’s principal shareholder, Walden Woods South LLC (“South”). The Company’s principal shareholder then contributed a 31.9% interest in South to the Company which restored the Company back to the same ownership percentage in the Walden Woods property it held previously. Because the Company’s investment in Walden Woods was determined to be worthless due to the disposition of Walden Woods Park from Walden Woods to South, the Company wrote-off its entire investment in Walden Woods. It was also determined that the action by the Company’s principal shareholder to contribute the interests in South to the Company should be reflected as a contribution of capital with a resulting adjustment being reflected as the value of its investment in South (and the underlying Walden Woods Park). The Company assessed the fair value of the South contribution using projected financial information subsequent to the contribution but before filing it’s 3rd quarter 2011 Form 10-Q. Based on that analysis, the value of the South contribution to the Company was deemed to be nominal. The Company attributes this to reduced sales activity level caused by the continued slump in the housing market in the locale of Walden Woods Park that has become apparent during the period from the date of the contribution to the period of the completion of its 3rd quarter Form 10-Q. Additionally, the Company attributes the decline in value to the lack of marketing support that was previously provided by Walden Wood’s general partner. The result of these transactions and assessments are that the Company has fully impaired its investment in Walden Woods in the third quarter of 2011 and recorded no value for the contribution of South resulting in a charge to losses from investments in retirement community limited partnerships of $791,355.

Notes to Consolidated Financial Statements

It was also determined that the action by the Company’s principal shareholder to explicitly guarantee the financing used to purchase Walden Woods Park created an implicit guarantee from the Company. The Company is considered to currently have an implicit guarantee with South because it is a related party to the primary guarantor. This implicit guarantee created a variable interest entity as defined in Accounting Standard Codification (ASC) 810. In determining the primary beneficiary of the variable interest entity, the Company has determined the principal shareholder has the power to direct the activities that most significantly impact the economic performance of the Walden Woods South. As such, in accordance with ASC 810, South has not been consolidated in the financial statements of the Company.

During 2008, the Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The investment of $4,030,000 provided the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2009, Nobility Parks II, LLC sold $40,000 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses to 48.5%.

The Company assessed the fair value of the investment in Cypress Creek using projected activity and, based on that analysis, management determined that the balance of the investment in Cypress Creek exceeded the Company’s proportional share of Cypress Creek’s fair value. As such the Company recorded an impairment charge to the investment of $1,300,000 in the third quarter of 2011. The fair value of the partnership is estimated using an income approach. The Company attributes the reduced value being caused by the continued slump in the housing market in the locale of Cypress Creek. The remaining value of the Cypress Creek investment was further reduced by a $47,086 loss in the fourth quarter 2011 and is $1,092,703 at November 5, 2011.

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

The following is summarized financial information of South and Cypress Creek as of September 30, 2011 and Walden Woods and Cypress Creek as of September 30, 2010*:

	September 30, 2011	September 30, 2010
Total Assets	$14,814,992	$18,879,272
Total Liabilities	$14,600,044	$18,516,577
Total Equity	$214,948	$362,695

*	Due to South, Walden Woods and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter.

Notes to Consolidated Financial Statements

The following table summarizes the change in the investments and the costs incurred for fiscal year 2011 and 2010:

	Walden Woods	Cypress Creek	Loss

Investment at November 1, 2009	$1,168,968	$3,204,123
Losses on investments	(305,915)	(636,437)	$(942,352)

Investment at November 6, 2010	863,053	2,567,686
Losses on investments	(71,698)	(174,983)	(246,681)
Impairment losses on investments	(791,355)	(1,300,000)	(2,091,355)

Investment at November 5, 2011	$—	$1,092,703	$(2,338,036)

The Company has no obligation to fund future operating losses of South and accordingly, has not reduced the investment carrying value to less than zero.

Finance Revenue Sharing Agreement – The Company has a finance revenue sharing agreement with 21st Mortgage Corporation. Under the Finance Revenue Sharing Agreement (“FRSA”), prior to the Seventh Amendment (as discussed in Note 2), the Company had agreed to repurchase any repossessed homes and related collateral from 21st Mortgage Corporation that were financed under the agreement, upon default by the buyer. Upon the repurchase of the loan, the Company received all of the related collateral. The repurchase price was the remaining loan balance (plus 21st Mortgage Corporation’s legal fees). If the loan included a mortgage on the land, the Company received the land in addition to the home. If the loan only had the home as collateral, the Company only received the home and was required to move it off the location where it was previously sited. After the Company re-sold the homes, the Company received the full proceeds from the sale of the home, plus a reimbursement from 21st Mortgage Corporation for liquidation expenses. The reimbursement covered the Company’s cost of transporting homes, repairing homes to resale condition, remarketing homes and all other liquidation expenses. The Company and 21st Mortgage Corporation had agreed that the reimbursement for: (a) a home only repurchase would not exceed 60% of the Company’s purchase price nor would it be less than 40% of the Company’s repurchase price; and (b) a home and land repurchase would not exceed 45% of the Company’s purchase price nor will it be less than 25% of the Company’s purchase price.

The Company’s exposure to loans subject to repurchase at November 6, 2010 were the loans financed under the FRSA which approximated $ 73 million. The Company had assessed that the balance of the escrow account of approximately $6.5 million should be sufficient to fund losses that would be incurred in the normal course of business related to its repurchase obligation under the FRSA as it was currently operating.

The following table summarizes certain key statistics regarding repurchased homes and subsequent sale of those homes under the Finance Revenue Sharing Agreement. These homes and land are reflected in pre-owned homes in the consolidated balance sheets.

Notes to Consolidated Financial Statements

	Fiscal Years
	2011	2010

Homes repurchased	53	51
Cost of repurchased homes	$4,560,809	$4,829,725

Homes Repurchased:
Number of loans originated from 2003-2005	3	6
Amount of loans originated from 2003-2005	$203,867	$430,425
Number of loans originated from 2006-2010	50	45
Amount of loans originated from 2006-2010	$4,356,942	$4,399,300

Number of repurchased homes sold	20	28
Cost of repurchased homes sold	$1,733,676	$2,177,579

Liquidation costs of repurchased homes sold	$321,167	$451,516

Liquidation reimbursement from 21st Mortgage Corporation	$676,947	$872,144

Impact upon results of operations	$76,754	$250,832

When we repossessed properties under the FRSA, we were in some instances required to purchase land on which the home was set if that transaction was initially financed as a bundled arrangement by 21st Mortgage. In the quarter ending February 5, 2011, we initiated the deferral of revenue recognition on the sale of repossessed homes that were bundled with land sales and re-financed by 21st Century Mortgage based on guidance in ASC 360 -20 (formerly FAS 66) as we determined that on such transactions we had “continuing involvement” since under the FRSA we were required to repurchase the collateral in the financed transaction in the event of a default. We determined the impact of not following this practice in prior years was not significant.

As discussed is Note 2 we revised our accounting retrospectively in 2011 to apply ASC 460 accounting concepts to the repurchase obligation related to the FRSA, The Company estimated the fair value of the underlying guarantees relating to the FRSA on a loan by loan basis. The Company estimated the fair value for the repurchase obligation based on the specific underlying characteristics of each loan, including estimated cash outflows that would be incurred by a guarantor and a premium that would be required to be paid a third party to induce that party to participate in the arrangement. The liability was estimated at $1,682,621 at November 6, 2010. With the signing of the Seventh Amendment as discussed in note 2 and as discussed below, we determined that we had no continuing guarantee arrangement under the FRSA and reversed the existing guarantee liability. The impact of this increased income by $1,707,230 in the fourth quarter of 2011.

In connection with the signing of the Seventh Amendment on October 25, 2011, the Company recorded an impairment charge of $4,098,824 to reduce the value of the repossessed inventory to its estimated realizable value, without consideration to future reimbursements which would be no longer available to the Company. Beginning in 2009, the Company had been recording a reserve for losses for disposition of the repossessed home to facilitate the potential accelerated sales, and this balance had accumulated to $550,768 at November 5, 2011. Consequently, the net charge recorded in the 4th quarter related to the execution of the Seventh Amendment was $3,548,056.

If the real estate market further deteriorates, the Company could experience additional losses on the disposition of these homes beyond the level of the reserve recorded by the Company.

The net impact on Cost of Sales as a result of the execution of the Seventh Amendment was $1,838,826, which includes the recording of the inventory valuation reserve to reflect the loss of reimbursement provisions of the FRSA offset by the reversal of the guarantee liability which is no longer required as a result of the elimination of the repurchase obligation under the arrangement.

Management believes the execution of the Seventh Amendment will significantly improve the Company’s ability to control its liquidity and thus was willing to absorb the up-front financial cost of executing this Amendment. Management expects

Notes to Consolidated Financial Statements

that recovery of at least some portion of this loss will occur as a result of future distributions from the FRSA escrow account to which 21st Mortgage Corporation contributed $3.0 million as a part of the Seventh Amendment. Such distributions, if any, will not occur before December 31, 2015 and as has been the Company’s past practice, these distributions will be recorded in income on the basis of cash receipts.

Also, the Company no longer has a continuing involvement as discussed above related to the repossessed homes that are bundled with land sales. Accordingly bundled transactions treated under the installment method were recognized in the fourth quarter 2011 as a result of the signing of the Seventh Amendment. This resulted in an increase in sales of $733,467 in the fourth quarter of 2011 and an increase in gross profit of $54,869.

As has been its past practice, the Company will reflect revenue sharing distributions from the escrow account in income when received. The Company will also maintain the value of its initial deposit to the escrow account, in the amount of $250,000, as an asset as it expects to receive at least this amount in future cash distributions.

NOTE 7	Inventories

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

Pre-owned inventory is valued at the Company’s cost to acquire the inventory plus refurbishment costs incurred to date to bring the inventory to a more saleable state. Prior to signing the Seventh Amendment to the FRSA this amount was reduced by a discretionary valuation reserve determined by the Company to facilitate the accelerated liquidation of the inventory and the minimum amount receivable from the escrow account under the provisions of the FRSA agreement which fund the refurbishment costs. These amounts are outlined below. Management believes that this resulted in inventory being valued at market, though if additional losses were to be incurred on the liquidation of the inventory, additional amounts were expected to be available for recovery under the reimbursement provisions of the FRSA arrangement.

Other inventory costs are determined on a first-in, first-out basis.

As described in Note 6 to these financial statements, the Company entered into the Seventh Amendment to the FRSA in the fourth quarter of 2011. As a result, the Company took responsibility to liquidate the then existing pre-owned inventory without further reimbursement of funds from the escrow account. In assessing the accounting for this amendment, the Company reassessed the expected time frames to liquidate the inventory.

The Company expects that repossessed inventory will be sold over the next 3 years and as previously discussed in note 2, has classified the value of the inventory it expects to sell after the ensuing 12 months from the 2011 balance sheet date as a long-term asset. The Company deemed the change in how inventories and pre-owned homes are classified in the balance sheet to be a change in accounting policy and, as such, the November 6, 2010 balances have been reclassified to conform with the current year presentation based on the expectation of the sale of those inventories in the next year. The Company believes this new policy is preferable to the prior policy which accounted for all pre-owned homes within inventory classified as a current asset since it classifies pre-owned homes expected to be monetized in the normal operating cycle as current assets and those not expected to be monetized in that cycle as non-current assets and thus better characterizes expectations of cash flows within the balance sheet.

The Company expects that the repossessed inventory will be sold over the next 3 years and will monitor and reduce, if necessary, the value of this inventory if circumstances so indicate in future periods.

Notes to Consolidated Financial Statements

A breakdown of the elements of inventory at November 5, 2011 and November 6, 2010 is as follows:

	November 5, 2011	November 6, 2010

Raw materials	$463,255	$398,332
Work-in-process	89,695	73,668
Finished homes	5,859,900	6,886,540
Model home furniture and others	82,720	135,236

Inventories, net	$6,495,570	$7,493,776

Pre-owned homes *	$12,857,146	$9,478,621
Less valuation reserve	(550,768)	(402,994)
Inventory impairment	(3,548,056)	—
Less minimum receivable due from escrow	—	(2,311,454)

	8,758,322	6,764,173
Less homes expected to sell in 12 months	(2,208,767)	(1,549,211)

Pre-owned homes, long-term	$6,549,555	$5,214,962

*	The following table summarizes a breakdown of pre-owned homes inventory for fiscal year 2010 and 2011:

	FRSA pre-owned homes	Trade in and other pre-owned homes	Total pre-owned homes
Pre-owned homes at November 1, 2009	$6,407,083	$489,598	$6,896,681
Pre-owned homes purchased	4,829,725	440,325	5,270,050
Pre-owned homes sold	(2,177,579)	(510,531)	(2,688,110)

Pre-owned homes at November 6, 2010	9,059,229	419,392	9,478,621
Pre-owned homes purchased	4,560,809	1,049,821	5,610,630
Pre-owned homes sold	(1,733,676)	(498,429)	(2,232,105)

Pre-owned homes at November 5, 2011	$11,886,362	$970,784	$12,857,146

NOTE 8	Property, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	November 5, 2011	November 6, 2010

Land	—	$2,349,383	$2,349,383
Land improvements	10-20	872,977	867,626
Buildings and improvements	15-40	2,514,877	2,526,837
Machinery and equipment	3-10	1,131,687	1,158,460
Furniture and fixtures	3-10	488,748	486,270

		7,357,672	7,388,576
Less accumulated depreciation		(3,497,854)	(3,399,135)

		$3,859,818	$3,989,441

Notes to Consolidated Financial Statements

NOTE 9	Other Assets

Other assets are comprised of the following:

	November 5, 2011	November 6, 2010

Cash surrender value of life insurance	$2,418,764	$2,309,000
Other	156,287	215,952

Total other assets	$2,575,051	$2,524,952

NOTE 10	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	November 5, 2011	November 6, 2010

Accrued warranty expense	$75,000	$75,000
Accrued legal	$451,207	$—
Other accrued expenses	339,680	134,787

Total accrued expenses and other current liabilities	$865,887	$209,787

NOTE 11	Income Taxes

The Company computes income tax expense using the liability method. Under this method, deferred income taxes are provided, to the extent considered realizable by management, for basis differences of assets and liabilities for financial reporting and income tax purposes.

The Company follows guidance issued by the Financial Accounting Standards Board (“FASB”) with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of Florida. The Company is no longer subject to examination by taxing authorities for years before 2008. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not reflect any amounts for interest and penalties in its 2011 or 2010 statements of operations, nor are any amounts accrued for interest and penalties at November 5, 2011 or November 6, 2010.

The provision for income taxes for the years ended consists of the following:

	November 5, 2011	November 6, 2010

Current tax benefit:
Federal	$—	$(158,700)
State	—	(13,614)

	—	(172,314)

Deferred tax benefit	(2,104,915)	(464,199)
Valuation allowance	2,104,915	23,253

Income tax benefit	$—	$(613,260)

Notes to Consolidated Financial Statements

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	November 5, 2011	November 6, 2010

Provision - federal statutory tax rate	$(1,873,902)	$(483,038)
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(200,067)	(51,508)
Permanent differences:
Tax exempt interest	(26,487)	(58,673)
Changes in DTA valuation allowance	2,104,915	23,253
Other	(4,459)	(43,294)

Income tax benefit	$—	$(613,260)

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	November 5, 2011	November 6, 2010

Deferred tax assets:
Allowance for doubtful accounts	$87,261	$87,261
Inventories	1,623,018	264,303
Guarantees under Revenue Sharing Agreement	—	639,395
Carrying value of other investments	1,705,116	843,111
Accrued expenses	251,295	28,223
Stock-based compensation	260,142	221,007
Net operating loss	239,607	—
Valuation allowance	(2,128,169)	(23,253)

Total deferred tax assets	2,038,270	2,060,047

Deferred tax liabilities:
Depreciation	(29,314)	(30,614)
State income tax refunds	(41,349)	(22,704)
Amortization	(45,330)	(55,324)
Prepaid expenses	(5,277)	(34,405)

Net deferred tax assets	$1,917,000	$1,917,000

Notes to Consolidated Financial Statements

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	November 5, 2011	November 6, 2010

Current assets:
Deferred tax assets	$1,961,573	$379,786
Deferred tax liabilities	(94,457)	(112,220)
Valuation allowance	(982,292)	—

Net current deferred taxes	884,824	267,566

Non-current assets:
Deferred tax assets	2,252,694	1,758,623
Deferred tax liabilities	(74,642)	(85,936)
Valuation allowance	(1,145,876)	(23,253)

Net non-deferred taxes	1,032,176	1,649,434

Net deferred tax asset	$1,917,000	$1,917,000

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In fiscal 2011 and 2010 the Company has determined that, due to significant negative evidence as a result of losses in numerous consecutive years, a valuation reserve is required to reduce the Company’s net deferred taxes to a level supportable by certain tax planning strategies that could be enacted to realize deferred tax assets, if necessary.

The primary tax planning strategy is the potential sale of real estate, primarily land not currently used in the operations of the Company, to generate taxable gains. The Company has assessed that these strategies would result in the realization of approximately $1.9 million of deferred tax assets. The amounts of deferred tax assets above this amount are reserved with a valuation allowance. The valuation allowance is approximately $2.1 million at November 5, 2011 and was nominal at November 6, 2011.

The Company’s tax planning strategies include estimates as to the amount of gains on sales of properties that could be realized. The Company believes these amounts are reasonable and supportable but, if circumstances change these amounts could be affected which would impact the amount of net deferred taxes which would be supportable. The Company will continue to monitor these matters at each future reporting period.

NOTE 12	Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company did not repurchase any shares of its common stock during fiscal year 2011.

NOTE 13	Stock Option Plan

During fiscal year 1996, the Company’s Board of Directors adopted a stock incentive plan (the “Plan”), which authorizes the issuance of options to purchase common stock. The Plan provides for the issuance of options to purchase up to 495,000 shares of common stock to employees and directors. Options granted are exercisable after one or more years and expire no later than six to ten years from the date of grant or upon termination of employment, retirement or death. Options available for future grant were 399,600 and 374,890 at November 5, 2011 and November 6, 2010. Options were held by 11 persons at November 5, 2011.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2011 and 2010, the Company recognized approximately $96,600 and $151,800 in compensation cost related to stock options.

Notes to Consolidated Financial Statements

Information with respect to options granted at November 5, 2011 is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at 10/31/2009	149,639	$7.91 - 26.56	$23.88

Granted	6,500	10.45	10.45
Exercised	—	—	—
Canceled	(36,029)	7.91 - 26.56	20.49

Outstanding at 11/6/2010	120,110	7.91 - 26.56	22.34

Granted	6,000	8.49	8.49
Exercised	—	—	—
Canceled	(30,710)	7.91 - 26.56	23.42

Outstanding at 11/5/2011	95,400	7.91 - 26.56	$21.12	$—

The weighted-average grant-date fair value of options granted during fiscal years 2011 and 2010 was $2.87 and $3.40 per option, respectively.

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2011 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on November 5, 2011.

The following table summarizes information about the Plan’s stock options at November 5, 2011:

Options Outstanding				Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 26.56	28,800	1	$26.56	28,800	$26.56
26.38	28,550	2	26.38	19,985	26.38
18.50	16,900	3	18.50	7,605	18.50
7.91	10,150	4	7.91	2,538	7.91
10.45	5,500	5	10.45	550	10.45
8.49	5,500	6	8.49	—	8.49

	95,400	4	$21.12	59,478	$24.52

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

Notes to Consolidated Financial Statements

The weighted-average assumptions used in the Black-Scholes model were as follows:

	Stock Option Granted in Fiscal Year
	2011	2010
Risk-free interest rate	4.3%	3.4%
Expected volatility of stock	28%	29%
Dividend yield	0.0%	0.0%
Expected option life	5 years	5 years

As of November 5, 2011, there is $150,445 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.61 years.

NOTE 14	Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution of up to, 20% of an employee’s contribution up to a maximum of 6% of an employee’s compensation. No contribution expense was charged to operations in fiscal years 2011 and 2010.

NOTE 15	Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through November 2014. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to approximately $181,075 and $265,596 in fiscal year 2011 and 2010, respectively.

Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of November 5, 2011 are as follows for the fiscal years ending:

2012	$49,860
2013	35,860
2014	25,860

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of August 5, 2011, the outstanding principal balance of the note was $2,995,700 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $4,007,174. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On November 5, 2011 there was approximately $685,379 in loan loss reserves or 3% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

Notes to Consolidated Financial Statements

Repurchase Agreement – The contingent liability for each home is based on the wholesale invoice price of the home-less the required curtailment from the floor plan lender that the dealer has paid per home. These arrangements, which are customary in the industry, provide for the repurchase of homes sold to independent dealers in the event of default by the independent dealer. The price the Company is obligated to pay declines over the period of the repurchase agreement (generally 18-24 months) and the risk of loss is further reduced by the sales value of any homes which may be required to be repurchased. The contingent liability under these repurchase agreements is on an individual unit basis and was zero at November 5, 2011 and $116,136 at November 6, 2010. The Company applies FASB ASC 460-10, Guarantees, to account for its liability for repurchase commitments. Under the provisions of FASB ASC 460-10, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of FASB ASC 450, Contingencies, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a FASB ASC 450 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve, if any, are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve, if any, is reduced over the repurchase period and is eliminated once the dealer sells the home. There were no repurchase agreements in effect in fiscal year 2011 and no homes repurchased under of the Company’s repurchase agreement in fiscal year 2010. Therefore, the fair value of the guarantee related to the Company’s repurchase agreements is not material and no amounts have been recorded related to the fair value of the guarantee in the accompanying consolidated financial statements.

Other Contingent Liabilities – Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Accordingly, the Company has not made any accrual provisions for litigation in the accompanying consolidated financial statements, except for the settlement and legal expenses in regards to the home warranty complaint of David and Judith Gardner (Plaintiffs) which is discussed in Note 16.

The Company does not maintain casualty insurance on some of its property, including the inventory at our retail centers, our plant machinery and plant equipment and is at risk for those types of losses.

NOTE 16	Subsequent Events

In September 2008 David & Judith Gardner (Plaintiffs) filed a home warranty complaint against the Company. The jury rendered a verdict in favor of Plaintiffs in September 2011 on all counts for breach of warranty under the Magnuson-Moss Warranty Act and Florida Statutes in the amount of $143,734. In April 2012 the court awarded attorney fees and costs in the amount of $224,332. All amounts were accrued in fiscal year 2011 and paid in fiscal year 2012.

In February 2012, the retail model center located in Pace, Florida was closed. In fiscal year 2011the Company recorded an adjustment to goodwill in the amount of $59,665 to reflect the impairment resulting from this closure.

In November 2012, the retail model center located in Tampa, Florida was closed. In fiscal year 2012 the Company recorded an expense of $24,000 to relocate the remaining unsold inventory from the Tampa location to other retail model centers in Florida.

On September 17, 2012, Nobility Homes, Inc. (the “Company”) received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) informing the Company that it has not regained compliance with NASDAQ Listing Rule 5250(c)(1) within the 180 day extension period previously granted by NASDAQ and, on September 19, 2012, removed the Company’s securities from listing and registration on the NASDAQ Stock Market.

The Company’s common stock currently trades under the symbol NOBH on the OTC Markets Group, Inc. (the “Pink Sheets’). The Company’s common stock will be eligible for trading only on the Pink Sheets unless and until it is eligible for trading on the OTC Bulletin Board (“OTCBB”). OTCBB trading may occur only if a market maker applies to quote the Company’s common stock; however, a potential market maker’s application to quote the Company’s common stock on the OTCBB will not be cleared until the Company is current in its reporting obligations under the Securities Act of 1934. There is no assurance that the Company will become current in its reporting obligations, that any market maker will apply to quote the Company’s common stock or that the Company’s common stock will become eligible to trade on the OTCBB.

Notes to Consolidated Financial Statements

Late in fiscal 2011 and throughout fiscal 2012, the Company has become delinquent in its periodic filings required under the Securities and Exchange Act of 1934. The Securities and Exchange Commission (SEC) has issued the Company a letter of notification that inaction to bring the Company’s filings current may result in the de-registration of the Company with the SEC. Loss of this status may limit the Company’s ability to access capital markets. The Company is attempting to resolve this matter with the SEC but there is no assurance that the Company will be able to file its delinquent filings in a time frame acceptable to the SEC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the fiscal year covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective and require remedial action as of the filing date of this Form 10-K as outlined in management’s Report on Internal Controls over Financial Reporting as outlined below.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 5, 2011 based on criteria established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were not effective.

The Company, in the preparation of its financial statements included in this filing assessed that it has an inadequate level of expertise in a number of areas relating to its accounting and financial reporting function. Specifically, the Company encountered difficulties in accounting for certain transactions all of which resulted in significant adjustments being recorded either in the current period financial reporting or in a requirement to revise previously issued financial statements and some of which have resulted in a significant delay in the completion of this filing and have caused significant delinquencies in other periodic SEC filings.

Following is a discussion of the areas which the Company identified specific material control weaknesses in its accounting processes-

Accounting for minority owned investments-

The Company recorded significant impairment charges related to these investments in these financial statements. Various aspects of this impairment charge were not fully analyzed and understood by the Company’s accounting staff which resulted in the Company not reflecting this impairment charge on an accurate and timely basis within its internal accounting records.

Income tax accounting matters-

Management has engaged an independent tax specialist to assist in the determination of its tax provision and related tax accounting matters though the Company does not have a practice of consulting with this specialist on a routine basis and has not put in place oversight of this function to effectively manage the process. The specialist became unavailable during a time frame relating to the preparation of certain of its financial statements required to be filed periodically under the Securities and Exchange Act of 1934 and management attempted to use its in-house personnel to determine its tax accounting. Such personnel lacked the requisite tax and accounting expertise to complete the assessment of its tax matters on a timely and accurate basis.

Accounting for the FRSA

The Company has not had procedures in place to properly identify and account for the ASC 460 liability embedded in the FRSA which is discussed in the financial statements included in this filing. This has caused past inaccuracies in the accounting for the FRSA and has caused significant delays in the Company’s required periodic SEC filings.

Inability to complete periodic filings required by the Securities and Exchange Act of 1934 on a timely basis

Difficulties caused by the inability to resolve matters related to the accounting for the ASC 460 liability embedded in the FRSA have caused significant delays in the Company’s required periodic filings under the Securities and Exchange Act of 1934. Once these matters were resolved, the Company has not been able to make sufficient progress in completing its delinquent filings and has thus continued to be deficient in its filings. As discussed in Note 16 of the Company’s financial statements included in this filing, the Securities and Exchange Commission has issued the Company a letter of notification that inaction to bring these filings current may result in de-registration of the Company as a Registrant. The Company is attempting to resolve this matter with the SEC but there is no assurance that the date required to catch-up these filings will be extended or that the Company will be able to file its delinquent filings before any such date.

The Company’s overall assessment based on the above matters identified is that its inability to deal with these complex accounting transactions in an accurate and timely manner and to complete its periodic filings within prescribed initial or extended time frames is indicative that it needs to upgrade its accounting capabilities either through its hiring process or through reliance on additional independent outside expertise. Should the latter approach be taken, the Company recognizes that it will need to improve its processes to manage its outside experts to prevent issues which arose relating to the second matter discussed above. The Company has also identified certain practices in the administration of its accounting function that it needs to address and make improvements which include more frequent preparation of financial statements; adoption of procedures for review of analyses and originating sources of entry into its accounting records; adopting procedures to review the accounting implications of key agreements under which the Company does or will operate in the future; and various matters related to routine recordkeeping.

As of the date of this filing, the Company has not taken specific additional actions to remediate these matters. Due to the revision of the FRSA as discussed in the notes to the Company’s financial statements, certain complexities of that arrangement have been eliminated but others relating to the valuation of pre-owned inventory remain. The Company recognizes that it needs to upgrade its accounting and financial reporting function improve the administration of the accounting function to more effectively deal with the continuing business and regulatory challenges presented by the operation of its business.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning Nobility’s directors is as follows:

Name (Age)	Principal Occupation or Employment; Certain Other Directorships	Year First Became Director

Terry E. Trexler (73)	Our chairman of the board, chief executive officer and president for more than five years; Mr. Trexler is also president of TLT, Inc. Mr. Trexler’s long history as the Company’s chief executive officer and his extensive experience in the manufactured home industry led to the conclusion that he should serve as a director of the Company.	1967

Thomas W. Trexler (49)	Our executive vice president and chief financial officer since December 1994; president of Prestige Home Centers, Inc. since June 1995; director of Prestige since 1993 and vice president from 1991 to June 1995; president of Mountain Financial, Inc. since August 1992; vice president of TLT, Inc. since September 1991. Mr. Trexler’s extensive experience in the manufactured home industry led to the conclusion that he should serve as a director of the Company. Thomas W. Trexler is the son of Terry E. Trexler, Nobility’s President and Chairman of the Board.	1993

Richard C. Barberie (74)	Our vice president of purchasing from December 1994 until his retirement in June 1995; our executive vice president for more than five years prior to December 1994. Mr. Barberie’s prior experience as our vice president led to the conclusion that he should serve as a director of the Company.	1975

Robert P. Holliday (75)	President of Chariot Eagle, Inc. (which is engaged in the park model and manufactured home business) since 1984 and president of Chariot Eagle-West, Inc. since 1995 . Mr. Holliday’s prior experience in the manufactured home industry led to the conclusion that he should serve as a director of the Company.	1996

Robert P. Saltsman (60)	Attorney and CPA in private practice since 1983; prior to 1983 Mr. Saltsman was employed as a CPA by Arthur Andersen & Co. in Orlando, Florida. Mr. Saltsman’s expertise in accounting led to the conclusion that he should serve as a director of the Company.	1988

Executive Officers

Jean Etheredge (67)	Our Secretary for more than five years.

Lynn J. Cramer, Jr. (67)	Our Treasurer for more than five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act, a Form 4 reporting the acquisition or disposition of Nobility securities by an officer, director or 10% shareholder must be filed with the Securities and Exchange Commission no later than the second business day after the date on which the transaction occurred unless certain exceptions apply. Most transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of our fiscal year. Based on information provided by our directors and executive officers, during the fiscal year ended November 5, 2011, all required reports were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer, principal financial officer, executive vice presidents and controller. The code has been designed in accordance with provisions of the Sarbanes-Oxley Act of 2002, to promote honest and ethical conduct.

Our code of ethics is available on our website at www.nobilityhomes.com. You may also obtain a copy of the Nobility Homes, Inc. Code of Ethics, at no cost, by forwarding a written request to the Secretary of Nobility at 3741 SW 7th Street, Ocala, Florida 34474.

Shareholder Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

The audit committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. During fiscal 2011, the audit committee was comprised of Messrs. Robert Saltsman, Robert Holliday and Richard Barberie, all of whom are considered independent under current NASDAQ rules. The audit committee has a written charter which establishes the scope of the committee’s responsibilities and how it is to carry out those responsibilities. The audit committee charter charges the committee with overseeing management’s conduct of our financial reporting process, including: (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our internal and external auditors. The audit committee charter is available on our website at www.nobilityhomes.com. The audit committee met three times during fiscal 2011.

The board of directors has determined that Mr. Robert Saltsman is the audit committee financial expert, and is independent under current NASDAQ rules.

Item 11.	Executive Compensation

Overview

The compensation committee of our board of directors established, subject to the approval of the full board of directors, the compensation for our chief executive officer and our chief financial officer, who are our only officers whose total compensation for the fiscal year ended November 5, 2011 exceeded $100,000. We refer to these individuals as the “named executive officers.”

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

At his request, our CEO’s base salary has remained fixed for the last five fiscal years because a major incentive for his performance is the value of his substantial stock ownership in Nobility. Our CFO receives the same base salary as our CEO, with the majority of his compensation paid as quarterly incentive compensation. Due to the challenging economic environment in which we currently operate, we did not increase our CFO’s base salary for fiscal 2007, 2008, 2009, 2010 or 2011.

Quarterly Incentive Bonuses. We provide certain employees, including the named executive officers, the opportunity to earn a quarterly incentive bonus based on an evaluation of the employee’s individual performance and our performance. The bonus pool is based on a specified percentage earnings before interest and taxes for the quarter. The bonus pool is divided among eligible employees on a discretionary rather than formulaic basis. In considering bonuses for named executive officers other than the CEO, the compensation committee consults with our chairman and CEO regarding instances of exceptional effort demonstrated by an employee. No named executive officer is automatically entitled to a bonus or a bonus in any particular amount. Due to the downturn in our sales and earnings, neither our CEO nor our CFO received a bonus in fiscal 2011 or fiscal 2010.

Summary Compensation Table

for fiscal years ended November 5, 2011 and November 6, 2010

The following table provides information about all compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended November 5, 2011 and November 6, 2010.

Name and Principal Positions	Year	Salary		Non-Equity Incentive Plan Compensation		All Other Compensation			Total
Terry E. Trexler President, chief executive officer	2011 2010	$ $	93,500 93,500	$ $	— —	$ $	39,395 39,395	(1) (1)	$ $	132,895 132,895

Thomas W. Trexler Executive vice president and chief financial officer	2011 2010	$ $	93,500 93,500	$ $	— —	$ $	17,904 17,904	(2) (2)	$ $	111,404 111,404

(1)	All other compensation for Mr. Terry E. Trexler for fiscal years 2011 and 2010 includes $39,395 in insurance premiums paid or accrued by us on two term life insurance policies on the life of Mr. Terry E. Trexler. In the event of Mr. Trexler’s death, the proceeds will be paid to Mr. Trexler’s designated beneficiaries.
(2)	All other compensation for Mr. Thomas W. Trexler for fiscal years 2011 and 2010 includes $16,220 in insurance premiums paid or accrued by us on a term insurance policy on the life of Mr. Thomas W. Trexler. In the event of Mr. Trexler’s death, the proceeds will be paid to Mr. Trexler’s designated beneficiaries. The balance consists of the portion of a car allowance attributable to Mr. Trexler’s personal use of a company-provided car.

We did not grant any stock options, restricted stock awards or other equity-based awards to the named executive officers during fiscal 2011. No equity awards vested for our named executive officers during fiscal 2011 and our named executive officers did not exercise any stock options or hold any stock options or other equity awards at the end of fiscal 2011.

Independent Director Compensation

For fiscal year ended November 5, 2011

The following table summarizes compensation to independent directors for the fiscal year ended November 5, 2011. Directors who are not employees of Nobility Homes receive a fee of $2,000 payable quarterly. The chairman of the Audit Committee receives an additional $1,250 payable quarterly. We do not provide our independent directors with any compensation, equity awards or other benefits other than cash fees. No directors hold any stock options or other awards under our stock option plan.

Name	Total Fees Earned or Paid in Cash
Richard C. Barberie	$8,000
Robert P. Holliday	$8,000
Robert P. Saltsman	$13,000

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

The following table sets forth, as of January 4, 2013, information as to our $.10 par value common stock owned beneficially, directly or indirectly, (1) by each person who is known by us to own beneficially more than 5% of our outstanding voting securities, (2) by each director, (3) by each executive officer named in the summary compensation table set forth elsewhere herein and (4) by all directors and executive officers as a group:

Name and Address of Beneficial Owner(1)	Number of Common Shares Beneficially Owned(1)(2)		Percent of Class

Terry E. Trexler Irrevocable Trust(3) Kay Charlton, Trustee(5) P. O. Box 2146 Winter Park, Florida 32790	2,180,535	(4)	53.7%

Terry E. Trexler(6) 3741 S.W. 7th Street Ocala, Florida 34474	3,073	(7)	*

Thomas W. Trexler(8) 3741 S.W. 7th Street Ocala, Florida 34474	409,936	(9)	10.1%

Richard C. Barberie(8) 15300 SE 140 Avenue Road Weirsdale, Florida 32195	825		*

Robert P. Holliday (8) 931 NW 37th Avenue Ocala, Florida 34475	4,935		*

Robert P. Saltsman (8) 222 South Pennsylvania Avenue, Suite 200 Winter Park, Florida 32789	2,537		*

GAMCO Investors, Inc.(10) One Corporate Center Rye, New York 10580	330,375		8.1%

Directors and executive officers (7 persons)	468,818		11.6%

*	Less than 1%
(1)	Unless otherwise noted, information contained in this table is based upon information furnished by the beneficial owners.
(2)	Unless otherwise noted, all shares are owned directly with sole voting and dispositive power.
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
(10)

Information is based solely from Amendment No. 5 to Schedule 13D filed with the SEC on October 28, 2011 by one or more of the following persons: GGCP, Inc. (“GGCP”), GAMCO Investors, Inc. (“GBL”), Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management Inc. (“GAMCO”), Teton Advisors, Inc. (“Teton Advisors”), Gabelli Securities, Inc. (“GSI”), Gabelli & Company, Inc. (“Gabelli & Company”), MJG Associates, Inc. (“MJG Associates”), Gabelli Foundation, Inc. (“Foundation”), and Mario Gabelli. GBL, GAMCO, and Gabelli & Company are New York corporations and GSI and Teton Advisors are Delaware corporations, each having its principal business office at One Corporate Center, Rye, New York 10580. GGCP is a New York corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. Gabelli Funds is a New York limited liability company having its principal business office at One Corporate Center, Rye, New York 10580. MJG Associates is a Connecticut corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. The Foundation is a Nevada corporation having its principal offices at 165 West Liberty Street, Reno, Nevada 89501.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

During the fiscal years ended 2011 and 2010, there have been no related party transactions required to be disclosed under SEC rules.

Director Independence

Our board of directors is comprised of five members, a majority of whom are independent directors. The board of directors has determined that our non-management directors, Messrs. Richard Barberie, Robert Holliday and Robert Saltsman, are all independent according to current NASDAQ rules.

Item 14.	Principal Accounting Fees and Services

On May 4, 2010, Nobility Homes, Inc. notified McGladrey & Pullen, LLP, the Company’s independent registered auditor since June 8, 2007, that it was dismissed as independent registered auditor for the Company. The decision to dismiss McGladrey & Pullen, LLP was recommended and approved by the audit committee of the Company’s Board of Directors on May 4, 2010.

The audit reports of McGladrey & Pullen, LLP on the consolidated financial statements of Nobility Homes, Inc. and subsidiaries as of and for the years ended fiscal years ended October 31, 2009 and November 1, 2008 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended October 31, 2009 and November 1, 2008 and the subsequent interim period through May 4, 2010, there were: (1) no disagreements between the Company and McGladrey & Pullen, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of McGladrey & Pullen, LLP, would have caused McGladrey & Pullen, LLP to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

A copy of the letter dated May 7, 2010 furnished by McGladrey & Pullen, LLP is attached as Exhibit 16.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2010.

The board of directors has selected Crowe Horwath, LLP to serve as our independent certified public accountants for the current fiscal year ending November 5, 2011.

The following table provides information relating to the fees Crowe Howath and McGladrey Pullen, LLP billed or will bill to us for the fiscal years ended November 5, 2011 and November 6, 2010.

	Audit Fees(1)	Tax Fees	All Other Fees	Total Fees

Fiscal Year 2011:

Crowe Horwath LLP	$336,000	$0	$0	$336,000

Fiscal Year 2010:

Crowe Horwath LLP	$58,000	$0	$0	$58,000

McGladrey & Pullen, LLP	$5,839	$0	$0	$5,839

(1)	Audit fees include all fees for services in connection with the annual audit of our financial statements and review of our quarterly financial statements.

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

(a)	Consolidated Financial Statements and Schedules

Report of Crowe Horwath LLP

Consolidated Balance Sheets at November 5, 2011 and November 6, 2010

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended November 5, 2011 and November 6, 2010

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 5, 2011 and November 6, 2010

Consolidated Statements of Cash Flows for the Years Ended November 5, 2011 and November 6, 2010

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

14.	Nobility’s Code of Ethics (filed as an exhibit to Nobility’s form 10-K for the fiscal year ended November 4, 2006 and incorporated herein by reference).

21.	Subsidiaries of Nobility.

23.1	Consent of Crowe Horwath LLP

31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

	(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934.

32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

	(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.	Interactive data filing formatted in XBRL

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: April 2, 2013	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: April 2, 2013	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President, and Chief Executive Officer

DATE: April 2, 2013	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: April 2, 2013	By:	/s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: April 2, 2013	By:	/s/ Richard C. Barberie
Richard C. Barberie, Director

DATE: April 2, 2013	By:	/s/ Robert Holliday
Robert Holliday, Director

DATE: April 2, 2013	By:	/s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: April 2, 2013	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Director