Form 10-Q
period 2012-02-04
NOBILITY HOMES INC
filed 2013-04-25
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended February 4, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ ;    No  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ ;    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of April 19, 2013
Common Stock	4,057,053

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	February 4,	November 5,
	2012	2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,988,255	$6,206,218
Short-term investments	335,691	799,297
Accounts and notes receivable	1,200,714	1,176,498
Mortgage notes receivable, current	1,105	2,364
Inventories	6,169,924	6,495,570
Pre-owned homes, current	2,372,750	2,208,767
Prepaid expenses and other current assets	477,096	419,477
Deferred income taxes	841,002	884,284

Total current assets	18,386,537	18,192,475

Property, plant and equipment, net	3,830,558	3,859,818
Pre-owned homes	6,163,665	6,549,555
Mortgage notes receivable, long term	190,889	188,559
Income tax receivable	248,164	248,164
Other investments	3,280,348	3,346,714
Deferred income taxes	1,075,998	1,032,716
Other assets	2,598,751	2,575,051

Total assets	$35,774,910	$35,993,052

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$318,598	$388,429
Accrued compensation	111,442	113,813
Accrued expenses and other current liabilities	742,141	865,887
Customer deposits	336,185	458,057

Total current liabilities	1,508,366	1,826,186

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,589,236	10,579,467
Retained earnings	32,565,039	32,524,828
Accumulated other comprehensive income	120,835	77,773
Less treasury stock at cost, 1,307,854 shares in 2012 and 1,308,763 shares in 2011	(9,545,057)	(9,551,693)

Total stockholders’ equity	34,266,544	34,166,866

Total liabilities and stockholders’ equity	$35,774,910	$35,993,052

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	February 4,	February 5,
	2012	2011

Net sales	$3,561,303	$3,232,689

Cost of goods sold	(2,880,897)	(2,580,618)

Gross profit	680,406	652,071

Selling, general and administrative expenses	(612,740)	(827,251)

Operating income (loss)	67,666	(175,180)

Other income (loss):
Interest income	14,679	36,321
Undistributed earnings in joint venture - Majestic 21	24,466	5,528
Losses from investments in retirement community limited partnerships	(90,832)	(28,200)
Miscellaneous	26,141	33,568

Total other income (loss)	(25,546)	47,217

Income (loss) before provision for income taxes	42,120	(127,963)

Income tax benefit	—	—

Net income (loss)	42,120	(127,963)

Other comprehensive income
Unrealized investment gain	43,062	25,423

Comprehensive income (loss)	$85,182	$(102,540)

Weighted average number of shares outstanding:

Basic	4,056,214	4,056,144

Diluted	4,056,214	4,056,144

Income (loss) per share:

Basic	$0.01	$(0.03)

Diluted	$0.01	$(0.03)

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 4,	February 5,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$42,120	$(127,963)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	33,591	41,085
Amortization of bond premium/discount	1,668	6,451
Deferred income taxes	—	(12,805)
Undistributed earnings in joint venture - Majestic 21	(24,466)	(5,528)
Losses from investments in retirement community
limited partnerships	90,832	28,200
Loss on disposal of property, plant and equipment	—	4,754
Increase in cash surrender value of life insurance	(23,700)	(23,700)
Stock based compensation	14,496	37,937
Decrease (increase) in:
Accounts receivable - trade	(24,216)	(653,368)
Inventories	325,646	766,682
Pre-owned homes	221,907	(490,534)
Minimum receivable due from escrow	—	(1,180,138)
Income taxes receivable	—	(2,535)
Prepaid expenses and other assets	(57,619)	(269,736)
(Decrease) increase in:
Accounts payable	(69,831)	118,839
Accrued compensation	(2,371)	(29,428)
Accrued expenses and other current liabilities	(123,746)	225,359
Deferred revenue	—	69,632
Customer deposits	(121,872)	(53,358)
Reserve for guarantee liability	—	4,184

Net cash provided by (used in) operating activities	282,439	(1,545,970)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,331)	(3,161)
Decrease (increase) in mortgage notes receivable	(1,071)	655
Proceeds from maturity of long-term investment	505,000	—

Net cash provided by (used in) investing activities	499,598	(2,506)

Increase (decrease) in cash and cash equivalents	782,037	(1,548,476)

Cash and cash equivalents at beginning of year	$6,206,218	8,225,232

Cash and cash equivalents at end of quarter	$6,988,255	$6,676,756

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three months ended February 4, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended February 4, 2012 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 5, 2011.

2.	Revisions to Financial Statements

As more fully described in Note 10, the Company entered into a Finance Revenue Sharing Agreement (“FRSA”) with 21st Mortgage Corporation during 2004. Under this arrangement prior to the Seventh amendment, the Company had agreed to repurchase and remarket financed homes that are in default. The Company was subject to loss on such repurchases if a loss on a closed transaction exceeds reimbursement provisions available to the Company under the FRSA from an escrow account funded by collections of interest on the financed portfolio. On a cumulative basis, the Company has reported approximately $1.75 million in revenue from distributions under the FRSA arrangement during fiscal years 2007 through 2009. The Company has determined that escrow balances should be sufficient to cover losses on repurchases and has recognized revenue under the arrangement on an as-received basis and has incurred nominal losses on repurchased transactions throughout the term of the arrangement.

The Company had historically viewed this arrangement as a combined repurchase, remarketing and revenue sharing arrangement and as such had not deemed it necessary to separately account for the components of the arrangement. Recently, the Company has determined that the repurchase element of the FRSA should have been accounted for under ASC 460, Guarantees, and should have been applied since inception of the FRSA agreement. The Company changed its accounting for the separate FRSA components beginning in the quarter ending August 6, 2011.

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

Revisions were made to the Consolidated Statement of Operations for the first quarter of 2011 and were as follows:

Consolidated Statements of Operations:

	Three-Month Period Ended
	February 5, 2011
	As Reported	As Revised	Change
Cost of goods sold	$2,576,434	$2,580,618	$4,184
Gross profit	656,255	652,071	(4,184)
Operating loss	(170,996)	(175,180)	(4,184)
Total other income	31,877	47,217	15,340
Loss before income tax benefit	(139,119)	(127,963)	11,156
Income tax benefit	22,733	(0)	(22,733)
Net loss	(116,386)	(127,963)	(11,577)

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

Pre-owned inventory is valued at the lower of the Company’s cost to acquire the inventory plus refurbishment costs incurred to date to bring the inventory to a more saleable state, or market value.

Other inventory costs are determined on a first-in, first-out basis.

Inventories were as follows:

	February 4,	November 5,
	2012	2011

Raw materials	$511,346	$463,255
Work-in-process	86,300	89,695
Finished homes	5,499,435	5,859,900
Model home furniture and others	72,843	82,720

Inventories, net	$6,169,924	$6,495,570

Pre-owned homes	$8,536,415	$8,758,322
Less homes expected to sell in 12 months	(2,372,750)	(2,208,767)

Pre-owned homes, long-term	$6,163,665	$6,549,555

Our latest internal financial statements, dated February 2, 2013 included total pre-owned homes in inventory of $6.1 million.

4.	Investments

Investments in “held-to-maturity” and “available-for-sale” debt and equity securities were as follows:

	February 4, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale securities (carried at fair value):
Equity securities in a public company	167,930	167,761	—	335,691

Total investments	$167,930	$167,761	$—	$335,691

	November 5, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at amortized cost):
Municipal debt securities, due in less than one year	$506,668	$9,977	$—	$516,645
Available-for-sale securities (carried at fair value):
Equity securities in a public company	167,930	124,699	—	292,629

Total investments	$674,598	$134,676	$—	$809,274

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	February 4, 2012	November 5, 2011

Available-for-sale equity securities	$335,691	$292,629
Held-to-maturity debt securities included in short-term investments	—	506,668

Total short-term investments	$335,691	$799,297

5.	Fair Value of Financial Investments

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair market value of the Company’s short and long-term investments are as follows:

	February 4,	November 5,
	2012	2011
Carrying amount	$335,691	$799,297
Fair value	$335,691	$809,274

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value at February 4, 2012 and November 5, 2011.

	February 4, 2012
	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments
Equity securities in a public company	$335,691	$—	$—

	November 5, 2011
	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments
Equity securities in a public company	$292,655	$—	$—

6.	Investments in Retirement Community Limited Partnerships

The Company’s investment in retirement community limited partnerships includes a 31.9% interest in Walden Woods South LLC (“South”) and a 48.5% interest in CRF III, Ltd. (“Cypress Creek”). The Cypress Creek investment was $1,001,872 and $1,092,703 at February 4, 2012 and November 5, 2011, respectively. The South investment is zero at both February 4, 2012 and November 5, 2011.

The following is summarized financial information of South and Cypress Creek*:

	December 31,	September 30,
	2011	2011
Total Assets	$14,823,121	$14,814,992
Total Liabilities	$14,817,327	$14,600,044
Total Equity	$5,794	$214,948

*	Due to South and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

7.	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended
	February 4,	February 5,
	2012	2011
Beginning accrued warranty expense	$75,000	$75,000
Less: reduction for payments	(47,412)	(50,369)
Plus: additions to accrual	47,412	50,369

Ending accrued warranty expense	$75,000	$75,000

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

8.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended February 4, 2012 and February 5, 2011, options to purchase 78,900 and 126,110 shares, respectively, have been excluded from the computation of potentially dilutive securities as their exercise prices are greater than the market price per common share as of February 4, 2012 and February 5, 2011.

9.	Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended
	February 4,	February 5,
	2012	2011

Manufactured housing	$3,042,438	$2,907,951
Pre-owned homes-FRSA	403,415	200,982
Trade in and other pre-owned homes	50,669	52,287
Insurance agent commissions	52,573	57,226
Construction lending operations	12,208	14,243

Total net sales	$3,561,304	$3,232,689

10.	Commitments and Contingent Liabilities

Majestic 21 - Majestic 21 was formed in 1997 as a joint venture with an unrelated entity (21st Mortgage Corporation (“21st Mortgage”)). While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FASB ASC 810. On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of February 4, 2012, the outstanding principal balance of the note was $2,861,300 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $3,796,153. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On February 4, 2012 there was approximately $642,959 in loan loss reserves or 2.86% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

Finance Revenue Sharing Agreement - The Company has a finance revenue sharing agreement with 21st Mortgage Corporation. Under the Finance Revenue Sharing Agreement (“FRSA”), prior to the Seventh Amendment, the Company had agreed to repurchase any repossessed homes and related collateral from 21st Mortgage Corporation that were financed under the agreement, upon default by the buyer. Upon the repurchase of the loan, the Company received all of the related collateral. The repurchase price was the remaining loan balance (plus 21st Mortgage Corporation’s legal fees). If the loan included a mortgage on the land, the Company received the land in addition to the home. If the loan only had the home as collateral, the Company only received the home and was required to move it off the location where it was previously sited. After the Company re-sold the homes, the Company received the full proceeds from the sale of the home, plus a reimbursement from 21st Mortgage Corporation for liquidation expenses. The reimbursement covered the Company’s cost of transporting homes, repairing homes to resale condition, remarketing homes and all other liquidation expenses. The Company and 21st Mortgage Corporation had agreed that the reimbursement for: (a) a home only repurchase would not exceed 60% of the Company’s purchase price nor would it be less than 40% of the Company’s repurchase price; and (b) a home and land repurchase would not exceed 45% of the Company’s purchase price nor would it be less than 25% of the Company’s purchase price.

Effective October 25, 2011, the Company entered into a Seventh Amendment to the FRSA that made the following changes:

•	The Company’s obligation to buyback contracts on repossessed homes ceased as of October 25, 2011.

•

Any homes repurchased as of October 25, 2011 that had not yet been re-sold are to be liquidated by the Company and there will be no reimbursement from the finance revenue sharing agreement escrow, for any expenses or losses upon sale of the home.

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

Prior to the Seventh Amendment when we repossessed properties under the FRSA, we were in some instances required to purchase land on which the home was set if that transaction was initially financed as a bundled arrangement by 21st Mortgage. In the quarter ending February 5, 2011, we initiated the deferral of revenue recognition on the sale of repossessed homes that were bundled with land sales and re-financed by 21st Century Mortgage based on guidance in ASC 360 -20 (formerly FAS 66) as we determined that on such transactions we had “continuing involvement” since under the FRSA we were required to repurchase the collateral in the financed transaction in the event of a default. We determined the impact of not following this practice in prior years was not significant.

As discussed in Note 2 we revised our accounting retrospectively in 2011 to apply ASC 460 accounting concepts to the repurchase obligation related to the FRSA. The Company estimated the fair value of the underlying guarantees relating to the FRSA on a loan by loan basis. The Company estimated the fair value for the repurchase obligation based on the specific underlying characteristics of each loan, including estimated cash outflows that would be incurred by a guarantor and a premium that would be required to be paid a third party to induce that party to participate in the arrangement. The liability was estimated at $1,682,621 at November 6, 2010. With the signing of the Seventh Amendment it was determined that we had no continuing guarantee arrangement under the FRSA and reversed the existing guarantee liability. The impact of this increased income by $ 1,707,230 in the fourth quarter of 2011.

In connection with the signing of the Seventh Amendment on October 25, 2011, the Company recorded an impairment charge of $4,098,824 to reduce the value of the repossessed inventory to its estimated realizable value, without consideration to future reimbursements which would be no longer available to the Company. Beginning in 2009, the Company had been recording a reserve for losses for disposition of the repossessed home to facilitate the potential accelerated sales, and this balance had accumulated to $550,768 at November 5, 2011. Consequently, the net charge recorded in the 4th quarter of 2011 related to the execution of the Seventh Amendment was $3,548,056. If the real estate market further deteriorates, the Company could experience additional losses on the disposition of these homes beyond the level of the reserve recorded by the Company.

The net impact on Cost of Sales as a result of the execution of the Seventh Amendment during 4th quarter of 2011 was $1,840,826, which includes the recording of the inventory valuation reserve to reflect the loss of reimbursement provisions of the FRSA offset by the reversal of the guarantee liability which is no longer required as a result of the elimination of the repurchase obligation under the arrangement.

Management believes the execution of the Seventh Amendment significantly improved the Company’s ability to control its liquidity and thus was willing to absorb the up-front financial cost of executing this amendment. Management expects that recovery of at least some portion of this loss will occur as a result of future distributions from the FRSA escrow account to which 21st Mortgage Corporation contributed $3.0 million as a part of the Seventh Amendment. Such distributions, if any, will not occur before December 31, 2015 and as has been the Company’s past practice, these distributions will be recorded in income on the basis of cash receipts. The Company will also maintain the value of its initial deposit to the escrow account, in the amount of $250,000, as an asset as it expects to receive at least this amount in future cash distributions.

Also, the Company no longer has a continuing involvement, as discussed above, related to the repossessed homes that are bundled with land sales. Accordingly bundled transactions treated under the installment method were recognized in the fourth quarter 2011 as a result of the signing of the Seventh Amendment. This resulted in an increase in sales of $733,467 in the fourth quarter of 2011 and an increase in gross profit of $54,869.

The following table summarizes certain key statistics regarding repurchased homes and subsequent sale of those homes under its FRSA. These homes and land are reflected as pre-owned homes in the consolidated balance sheets.

	Three Months Ended
	February 4,	February 5,
	2012	2011

Homes repurchased	2	15
Cost of repurchased homes	$164,910	$1,304,641

Homes repurchased:
Number of loans originated from 2003-2005	0	1
Amount of loans originated from 2003-2005	$0	$52,362
Number of loans originated from 2006-2009	2	14
Amount of loans originated from 2006-2009	$164,910	$1,252,279

Number of repurchased homes sold	6	2
Cost of repurchased homes sold	$383,376	$231,084

Liquidation costs of repurchased homes sold	$20,039	$25,839

Liquidation reimbursement expense from 21st Mortgage Corporation	$0	$67,700

Impact upon results of operations	$0	$7,722

During the quarter ended February 4, 2012, the Company had no repurchase agreements with financial institutions (floor plan lenders).

11.	Subsequent Events

In September 2008, David & Judith Gardner (Plaintiffs) filed a home warranty complaint against the Company. The case went to a jury trial in September 2011. The jury rendered a verdict in favor of Plaintiffs on all counts for breach of warranty under the Magnuson-Moss Warranty Act and Florida Statutes in the amount of $143,734. In April 2012 the court awarded attorney fees and costs in the amount of $224,332. These amounts were accrued in the third quarter of 2011 in accrued expenses and other current liabilities.

In February 2012, the retail model center located in Pace, Florida was closed. In fourth quarter of fiscal year 2011, the Company recorded an adjustment to goodwill in the amount of $59,665 to reflect the impairment resulting from this closure.

In November 2012, the retail model center located in Tampa, Florida was closed.

On September 17, 2012, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) informing the Company that it has not regained compliance with NASDAQ Listing Rule 5250(c)(1) within the 180 day extension period previously granted by NASDAQ and, on September 19, 2012, removed the Company’s securities from listing and registration on the NASDAQ Stock Market.

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

Late in fiscal 2011 and throughout fiscal 2012, the Company has become delinquent in its periodic filings required under the Securities and Exchange Act of 1934. The Securities and Exchange Commission (SEC) has issued the Company a letter of notification that inaction to bring the Company’s filings current may result in the de-registration of the Company with the SEC. Loss of this status may limit the Company’s ability to access capital markets. The Company is working to file the delinquent reports, but there is no assurance that the Company will be able to file its delinquent filings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Revision to Financial Statements

As described in Note 2 to the financial statements, we revised our previously issued 2011 financial statements to reflect the impacts of a change made in accounting for certain provisions of the FRSA, which have been applied retrospectively to the 2011 financial statements. The comparisons made in the discussion of the 2012 results compared to 2011 are based on the revised financial statements.

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for the three months ended February 4, 2012 and February 5, 2011.

	Three Months Ended
	February 4,	February 5,
	2012	2011

Homes sold through Company owned sales centers	17	23
Homes sold to independent dealers	55	41
Total new factory built homes produced	66	57
Average new manufactured home price - retail	$68,452	$72,654
Average new manufactured home price - wholesale	$28,422	$31,711

As a percent of net sales:
Gross profit from the Company owned retail sales centers	14%	13%
Gross profit from the manufacturing facilities - including intercompany sales	19%	17%

For the three months ended February 4, 2012 and February 5, 2011 results are as follows:

Total net sales in the first quarter of 2012 were $3,561,303 compared to $3,232,689 in the first quarter of 2011, which includes sales of pre-owned homes of $403,415 and $200,982, respectively. Sales to two public traded REIT’S (Real Estate Investment Trusts) and other companies which own multiple retirement communities in our market area accounted for approximately 38% and 25% of our sales for the three months ended February 4, 2012 and February 5, 2011, respectively. Accounts receivable due from these customers were approximately $962,048 at February 4, 2012.

According to Florida Manufactured Housing Association, shipments in Florida for the period November 2011 through January 2012 were up approximately 18% from the same period last year. Our sales and operations for first quarter of 2012 continued to be impacted by our country’s economic conditions and the continued low manufactured housing shipments in Florida. Although the overall housing picture, credit market and economy have not improved measurably during the past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. We believe job formation, immigration growth and migration trends, plus consumers returning to more affordable housing indicate a positive future for manufactured housing in Florida. The Baby Boomer generation began to turn 65 in January 2011 and by 2030 the number of Americans 65 and over is predicted to almost double. This trend coupled with the end of the free spending credit-driven years, our 44 years of experience in the Florida market, and consumers’ increased need for more affordable housing should serve us well in the coming years. We remain convinced that our specific geographic market is one of the best long-term growth areas in the country. The country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the sales of our affordable homes to improve significantly.

We understand that during this very complex economic environment, maintaining our strong financial position is vital for future growth and success. Because of the poor business conditions in our market area and the lack of any clarity as to when today’s economic challenges will improve measurably, we will continue to evaluate Prestige’s retail model centers in Florida, along with all other expenses and react in a manner consistent with maintaining our financial position.

We have specialized for 44 years in the design and production of quality, affordable manufactured homes at our plant located in central Florida. With our multiple retail sales centers, a finance company joint venture, an insurance subsidiary, and investments in retirement manufactured home communities, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in the first quarter of 2012 were $52,573 compared to $57,226 in the first quarter of 2011. The decline in insurance agent commissions resulted from a decline in new policies written and renewals. Our wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, and licensed mortgage loan originator. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial assists our customers in obtaining various insurance and extended warranties coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. Mountain Financial, Inc. has no material commitments or contingencies. We establish appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In our opinion, no reserve was deemed necessary for policy cancellations at February 4, 2012 and November 5, 2011.

The construction lending operations provide financing to buyers who have been approved for financing by an independent third party and who are purchasing a home through our retail sales centers. Such a loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed rate mortgage. The revenues from the construction lending operations in the first quarter of 2012 were $12,208 compared to $14,243 in the first quarter of 2011.

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

Gross profit as a percentage of net sales was 19% in first quarter of 2012 compared to 20% in first quarter of 2011. The decrease in gross profit was primarily due to the decreased sales volume and decreases in the average retail and wholesale new manufactured home selling price, which is the result of sales of new aged inventory at the retail sales centers.

Selling, general and administrative expenses as a percent of net sales was 17% in first quarter of 2012 compared to 26% in the first quarter of 2011. The decline in selling, general and administrative expenses as a percent of net sales in the first quarter of 2012 resulted from the reduction of legal expense and overhead at both the manufacturing facility and the retail sales centers as compared to first quarter of 2011.

Our earnings from Majestic 21 in the first quarter of 2012 were $24,466, compared to $5,528 for the first quarter of 2011. The earnings from Majestic 21 represent our 50% of profit and losses, with the other 50% earned by 21st Mortgage Corporation. The primary assets of Majestic 21 are loans that were originated by us from 1997 until 2003. In 2003, we entered into a finance revenue sharing agreement with 21st Mortgage Corporation pursuant to which all loans originated from that point forward are owned by 21st Mortgage Corporation pursuant to the finance revenue sharing agreement. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs.

In September 2008, David & Judith Gardner (Plaintiffs) filed a home warranty complaint against the Company. The case went to a jury trial in September 2011. The jury rendered a verdict in favor of Plaintiffs on all counts for breach of warranty under the Magnuson-Moss Warranty Act and Florida Statutes in the amount of $143,734. In April 2012 the court awarded attorney fees and costs in the amount of $224,332. These amounts were accrued in third quarter of 2011 in accrued expenses and other current liabilities.

We earned interest on cash, cash equivalents and short and long-term investments in the amount of $14,679 for the first quarter of 2012 compared to $36,321 for the first quarter of 2011. The decreased interest income was primarily due to a decrease in the amount of short and long-term investments and in the lower interest rate earned on our cash and cash equivalents balances.

We reported losses from our investment in retirement community limited partnerships of $90,832 for the first quarter of 2012 compared to $28,200 for the first quarter of 2011.

We reported net income of $58,325 or $0.01 per share for the first quarter of 2012 compared to a loss of $127,963 or $0.03 per share for the first quarter of 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $6,988,255 at February 4, 2012 compared to $6,206,218 at November 5, 2011. Short-term investments were $335,691 at February 4, 2012 compared to $799,297 at November 5, 2011. The decrease in short investments was primarily due to the maturity of the bond in the investment portfolio. Working capital was $16,878,171 at February 4, 2012 as compared to $16,366,289 at November 5, 2011. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and does not incur any third party floor plan financing expenses.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $2.4 million of cash surrender value of life insurance which we may be able to access as an additional source of liquidity though we have not currently viewed this to be necessary.

Due to the slow home sales in Florida, we assessed the fair value of our investments in two manufactured home communities in the third quarter of 2011, using projected financial information. The analysis for South revealed that the market value was less than the carrying value, and we reduced our carrying value to zero, resulting in a noncash expense of $791,355. The analysis for Cypress Creek also resulted in us writing down this investment, resulting in a noncash expense of $1.3 million.

As indicated previously, we have become delinquent in its periodic filings required under the Securities and Exchange Act of 1934. The Securities and Exchange Commission (SEC) has issued the Company a letter of notification that inaction to bring our filings current may result in de-registration of the Company with the SEC. Loss of this status may limit our ability to access capital markets. The Company is working to file the delinquent reports, but there is no assurance that the Company will be able to file its delinquent filings.

At February 4, 2012, we have total liquidity of approximately $7.3 million, compared to $7.0 million at November 5, 2011. This increase is due primarily from sales and decrease in inventory.

Our latest internal financial statements as of the date of this filing include total liquidity, as defined above, of $8.8 million. This increase is due primarily from sales and decrease in inventory.

Our strong balance sheet and significant cash reserves allow the Company to remain sufficiently liquid so as to allow continuation of operations and enable us to take advantage of market opportunities when presented. We believe the FRSA amendment in the 4th quarter of 2011 will significantly improve our ability to manage our liquidity and will result in positive cash flows as pre-owned homes repossessed under the repurchase provisions of the FRSA are sold. We believe we have sufficient liquidity to allow us to operate into the foreseeable future.

Critical Accounting Policies and Estimates

In Item 7 of our Form 10-K, under the heading “Critical Accounting Policies and Estimates,” we have provided a discussion of the critical accounting policies and estimates that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. No significant changes have occurred since that time.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a - 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the evaluation date, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed in this report was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As indicated below, we identified material internal control weaknesses, one of which caused us to revise previously issued financial statements as disclosed in Note 2 to the financial statements included in this filing.

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

In the Company’s Annual Report on Form 10-K for the year ended November 5, 2011, the Company reported that, in the preparation of its financial statements included in that filing, it had assessed that it has an inadequate level of expertise in a number of areas relating to its accounting and financial reporting function. Specifically, the Company encountered difficulties in accounting for certain transactions all of which resulted in significant adjustments being recorded either in that current period financial reporting or in a requirement to revise previously issued financial statements and some of which resulted in a significant delay in the completion of that filing and caused significant delinquencies in other periodic SEC filings. The Company identified specific material control weaknesses in its accounting processes in four areas. These related to (i) accounting for minority owned investments; (ii) income tax accounting matters; (iii) accounting for the FRSA; and (iv) inability to complete periodic filings required by the Securities and Exchange Act of 1934 on a timely basis.

As of the date of this filing, the Company has taken specific remediation actions to address the material control weaknesses identified in its Annual Report on Form 10-K for the year ended November 5, 2011. Due to the revision of the FRSA as discussed in the notes to the Company’s financial statements, certain complexities of that arrangement have been eliminated but others relating to the valuation of pre-owned inventory remain. The Company has engaged an independent consultant who is a Certified Public Accountant and is familiar with periodic SEC filings to assist Company personnel with periodic accounting and financial reporting for (i) minority owned investments; (ii) income taxes; (iii) inventory valuation, (iv) preparation of periodic filings required by the Securities and Exchange Act of 1934, and (v) other areas as identified by us or our consultant.

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

NOBILITY HOMES, INC.

DATE: April 25, 2013	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: April 25, 2013	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: April 25, 2013	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer