Form 10-Q
period 2012-05-05
NOBILITY HOMES INC
filed 2013-05-09
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of May 10, 2013
Common Stock	4,057,053

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	May 5, 2012	November 5, 2011
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,755,851	$6,206,218
Short-term investments	296,554	799,297
Accounts and notes receivable	774,469	1,176,498
Mortgage notes receivable, current	1,224	2,364
Inventories	5,970,376	6,495,570
Pre-owned homes, current	2,257,704	2,208,767
Prepaid expenses and other current assets	566,827	419,477
Deferred income taxes	735,748	884,284

Total current assets	18,358,753	18,192,475

Property, plant and equipment, net	3,796,967	3,859,818
Pre-owned homes	5,745,260	6,549,555
Mortgage notes receivable, long term	190,249	188,559
Income tax receivable	248,164	248,164
Other investments	3,239,879	3,346,714
Deferred income taxes	1,181,252	1,032,716
Other assets	2,622,451	2,575,051

Total assets	$35,382,975	$35,993,052

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$392,397	$388,429
Accrued compensation	152,649	113,813
Accrued expenses and other current liabilities	408,238	865,887
Customer deposits	136,474	458,057

Total current liabilities	1,089,758	1,826,186

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,599,005	10,579,467
Retained earnings	32,621,080	32,524,828
Accumulated other comprehensive income	81,698	77,773
Less treasury stock at cost, 1,307,854 shares in 2012 and 1,308,763 shares in 2011	(9,545,057)	(9,551,693)

Total stockholders’ equity	34,293,217	34,166,866

Total liabilities and stockholders’ equity	$35,382,975	$35,993,052

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 5, 2012	May 7, 2011	May 5, 2012	May 7, 2011

Net sales	$4,057,099	$3,229,214	$7,618,402	$6,461,903

Cost of goods sold	(3,357,811)	(2,605,080)	(6,238,708)	(5,185,698)

Gross profit	699,288	624,134	1,379,694	1,276,205

Selling, general and administrative expenses	(632,428)	(785,874)	(1,245,168)	(1,613,125)

Operating income (loss)	66,860	(161,740)	134,526	(336,920)

Other income (loss):
Interest income	18,089	37,068	32,768	73,389
Undistributed earnings in joint venture - Majestic 21	18,084	11,968	42,550	17,496
Losses from investments in retirement community limited partnerships	(58,553)	(82,605)	(149,385)	(110,805)
Miscellaneous	11,561	21,130	37,702	54,698

Total other income (loss)	(10,819)	(12,439)	(36,365)	34,778

Income (loss) before provision for income taxes	56,041	(174,179)	98,161	(302,142)

Income tax	—	—	—	—

Net income (loss)	56,041	(174,179)	98,161	(302,142)

Other comprehensive income (loss)
Unrealized investment gain (loss)	(39,137)	2,763	3,925	28,186

Comprehensive income (loss)	$16,904	$(171,416)	$102,086	$(273,956)

Weighed average number of shares outstanding:
Basic	4,057,053	4,056,144	4,056,633	4,056,144
Diluted	4,057,053	4,056,144	4,056,633	4,056,144

Income (loss) per share:
Basic	$0.01	$(0.04)	$0.02	$(0.07)
Diluted	$0.01	$(0.04)	$0.02	$(0.07)

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 5, 2012	May 7, 2011
Cash flows from operating activities:
Net income (loss)	$98,161	$(302,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	67,182	82,170
Amortization of bond premium/discount	1,668	12,898
Deferred income taxes	—	54,654
Undistributed earnings in joint venture - Majestic 21	(42,550)	(17,496)
Losses from investments in retirement community limited partnerships	149,385	110,805
Gain on disposal of property, plant and equipment	—	(3,740)
Increase in cash surrender value of life insurance	(47,400)	(47,400)
Stock based compensation	24,265	48,246
Decrease (increase) in:
Accounts receivable	402,029	(882,582)
Inventories	525,194	901,194
Pre-owned homes	755,358	(256,882)
Minimum receivable due from escrow	—	(1,012,666)
Income tax receivable	—	(71,655)
Prepaid expenses and other current assets	(147,350)	(649,001)
(Decrease) increase in:
Accounts payable	3,968	98,235
Accrued compensation	38,836	(5,035)
Accrued expenses and other current liabilities	(457,649)	179,795
Deferred revenue	—	485,056
Customer deposits	(321,583)	(142,834)
Reserve for guarantee liability	—	22,517

Net cash provided by (used in) operating activities	1,049,514	(1,395,863)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,331)	(9,143)
Proceeds from the sale of property, plant and equipment	—	9,484
Decrease (increase) in mortgage notes receivable	(550)	953
Proceeds from maturity of long-term investment	505,000	—

Net cash provided by investing activities	500,119	1,294

Increase (decrease) in cash and cash equivalents	1,549,633	(1,394,569)

Cash and cash equivalents at beginning of year	6,206,218	8,225,232

Cash and cash equivalents at end of quarter	$7,755,851	$6,830,663

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 5, 2012 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 5, 2011.

2.	Revisions to Financial Statements

As more fully described in Note 10, the Company entered into a Finance Revenue Sharing Agreement (“FRSA”) with 21st Mortgage Corporation during 2004. Under this arrangement, prior to the Seventh amendment, the Company had agreed to repurchase and remarket financed homes that are in default. The Company was subject to loss on such repurchases if a loss on a closed transaction exceeds reimbursement provisions available to the Company under the FRSA from an escrow account funded by collections of interest on the financed portfolio. On a cumulative basis, the Company has reported approximately $1.75 million in revenue from distributions under the FRSA arrangement during fiscal years 2007 through 2009. The Company has determined that escrow balances should be sufficient to cover losses on repurchases and has recognized revenue under the arrangement on an as-received basis and has incurred nominal losses on repurchased transactions throughout the term of the arrangement.

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

Revisions were made to the Consolidated Statement of Operations for the second quarter of 2011 and were as follows:

Consolidated Statements of Operations:

	Three-Month Period Ended May 7, 2011			Six-Month Period Ended May 7, 2011
	As Reported	As Revised	Change	As Reported	As Revised	Change
Cost of goods sold	$2,586,747	$2,605,080	$18,333	$5,163,181	$5,185,698	$22,517
Gross profit	642,467	624,134	(18,333)	1,298,722	1,276,205	(22,517)
Operating loss	(143,407)	(161,740)	(18,333)	(314,403)	(336,920)	(22,517)
Total other income (loss)	(14,106)	(12,439)	1,667	17,771	34,778	17,007
Loss before income tax benefit	(157,513)	(174,179)	(16,666)	(296,632)	(302,142)	(5,510)
Income tax benefit	100,469	(0)	(100,469)	123,202	(0)	(123,202)
Net loss	(57,044)	(174,179)	(117,135)	(173,430)	(302,142)	(128,712)

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

Other inventory costs are determined on a first-in, first-out basis.

Inventories were as follows:

	May 5, 2012	November 5, 2011

Raw materials	$504,542	$463,255
Work-in-process	83,203	89,695
Finished homes	5,319,117	5,859,900
Model home furniture and other	63,514	82,720

Inventories, net	$5,970,376	$6,495,570

Pre-owned homes	$8,002,964	$8,758,322
Less homes expected to sell in 12 months	(2,257,704)	(2,208,767)

Pre-owned homes, long-term	$5,745,260	$6,549,555

Our latest internal financial statements, dated February 2, 2013, included total pre-owned homes in inventory of $6.1 million.

4.	Investments

Investments in “held-to-maturity” and “available-for-sale” debt and equity securities were as follows:

	May 5, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale securities (carried at fair value):
Equity securities in a public company	$167,930	$128,624	$—	$296,554

Total investments	$167,930	$128,624	$—	$296,554

	November 5, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at amortized cost):
Municipal debt securities, due in less than one year	$506,668	$9,977	$—	$516,645
Available-for-sale securities (carried at fair value):
Equity securities in a public company	167,930	124,699	—	292,629

Total investments	$674,598	$134,676	$—	$809,274

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	May 5, 2012	November 5, 2011

Available-for-sale equity securities	$296,554	$292,629
Held-to-maturity debt securities included in short-term investments	—	506,668

Total short-term investments	$296,554	$799,297

5.	Fair Value of Financial Investments

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair market value of the Company’s short and long-term investments are as follows:

	May 5, 2012	November 5, 2011
Carrying amount	$296,554	$799,297
Fair value	$296,554	$809,274

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value at May 5, 2012 and November 5, 2011.

	May 5, 2012
	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments
Equity securities in a public company	$296,554	$—	$—

	November 5, 2011
	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments
Equity securities in a public company	$292,655	$—	$—

6.	Investments in Retirement Community Limited Partnerships

The Company’s investment in retirement community limited partnerships include a 31.9% interest in Walden Woods South LLC (“South”) and a 48.5% interest in CRF III, Ltd. (“Cypress Creek”). The Cypress Creek investment was $943,318 and $1,092,703 at May 5, 2012 and November 5, 2011, respectively. The South investment is zero at both May 5, 2012 and November 5, 2011.

The following is summarized financial information of South and Cypress Creek*:

	March 31, 2012	September 30, 2011
Total Assets	$14,685,508	$14,814,992
Total Liabilities	$14,810,408	$14,600,044
Total Equity	$(124,900)	$214,948

*	Due to South and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

7.	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Six Months Ended
	May 5, 2012	May 7, 2011	May 5, 2012	May 7, 2011
Beginning accrued warranty expense	$75,000	$75,000	$75,000	$75,000
Less: reduction for payments	(42,035)	(52,396)	(89,446)	(102,765)
Plus: additions to accrual	42,035	52,396	89,446	102,765

Ending accrued warranty expense	$75,000	$75,000	$75,000	$75,000

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

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and six months ended May 5, 2012 and May 7, 2011, options to purchase 78,900 and 126,110 shares, respectively, have been excluded from the computation of potentially dilutive securities as their exercise prices are greater than the market price per common share as of May 5, 2012 and May 7, 2011.

9.	Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended		Six Months Ended
	May 5, 2012	May 7, 2011	May 5, 2012	May 7, 2011

Manufactured housing	$3,159,101	$2,401,523	$6,201,539	$5,309,475
Pre-owned homes-FRSA	683,862	652,659	1,087,277	853,641
Trade in and other pre-owned homes	148,349	99,970	199,018	152,257
Insurance agent commissions	59,357	63,610	111,930	120,835
Construction lending operations	6,430	11,452	18,638	25,695

Total net sales	$4,057,099	$3,229,214	$7,618,402	$6,461,903

10.	Commitments and Contingent Liabilities

Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with an unrelated entity 21st Mortgage Corporation (“21st Mortgage”). While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FASB ASC 810. On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of May 5, 2012, the outstanding principal balance of the note was $2,726,900 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $3,642,257. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On May 5, 2012 there was approximately $433,900 in loan loss reserves or 2% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

The following table summarizes certain key statistics regarding repurchased homes and subsequent sale of those homes under the FRSA. These homes and land are reflected as pre-owned homes in the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	May 5, 2012	May 7, 2011	May 5, 2012	May 7, 2011

Homes repurchased	1	9	3	24
Cost of repurchased homes	$27,507	$673,565	$192,417	$1,978,206

Homes repurchased:
Number of loans originated from 2003-2005	0	0	0	1
Amount of loans originated from 2003-2005	$0	$0	$0	$52,362
Number of loans originated from 2006-2009	1	9	3	23
Amount of loans originated from 2006-2009	$27,507	$673,565	$192,417	$1,925,844

Number of repurchased homes sold	10	9	16	11
Cost of repurchased homes sold	$624,536	$800,732	$1,007,912	$1,031,813

Liquidation costs of repurchased homes sold	$59,326	$135,345	$79,365	$161,184

Liquidation reimbursement expense from 21st Mortgage Corporation	$0	$327,242	$0	$394,942

Impact upon results of operations	$0	$47,861	$0	$55,583

During the quarter ended May 5, 2012, the Company had no repurchase agreements with financial institutions (floor plan lenders).

11.	Subsequent Events

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

Late in fiscal 2011 and through 2012 and 2013 to date, the Company has become delinquent in its periodic filings required under the Securities and Exchange Act of 1934. The Securities and Exchange Commission (SEC) has issued the Company a letter of notification that inaction to bring the Company’s filings current may result in the de-registration of the Company with the SEC. Loss of this status may limit the Company’s ability to access capital markets. The Company is working to file the delinquent reports, but there is no assurance that the Company will be able to file its delinquent filings.

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

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for the three and six months ended May 5, 2012 and May 7, 2011.

	Three Months Ended		Six Months Ended
	May 5, 2012	May 7, 2011	May 5, 2012	May 7, 2011

New homes sold through Company owned sales centers	22	23	39	46
New homes sold to independent dealers	50	41	105	82
Total new factory built homes produced	69	52	135	109
Average new manufactured home price - retail	$63,677	$57,882	$65,759	$65,268
Average new manufactured home price - wholesale	$27,618	$28,031	$28,011	$29,955

As a percent of net sales:
Gross profit from the Company owned retail sales centers	14%	16%	14%	15%
Gross profit from the manufacturing facilities - including intercompany sales	14%	17%	16%	17%

For the three and six months ended May 5, 2012 and May 7, 2011 results are as follows:

Total net sales in the second quarter of 2012 were $4,057,099 compared to $3,229,214 in the second quarter of 2011, which includes sales of pre-owned homes of $832,211 and $752,629, respectively. Total net sales for the first six months of 2012 were $7,618,402 compared to $6,461,903 for the first six months of 2011, which includes sales of pre-owned homes of $1,286,295 and $1,005,898, respectively. Sales to two public traded REIT’S (Real Estate Investment Trusts) and other companies which own multiple retirement communities in our market area accounted for approximately 30% and 28% of our sales for the six months ended May 5, 2012 and May 7, 2011, respectively. Accounts receivable due from these customers were approximately $544,385 at May 5, 2012.

According to Florida Manufactured Housing Association, shipments in Florida for the period November 2011 through April 2012 were up approximately 10% from the same period last year. Our sales and operations for second quarter of 2012 continued to be impacted by our country’s economic conditions and the continued low manufactured housing shipments in Florida. Although the overall housing picture, credit market and economy have not improved measurably during the past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. We believe job formation, immigration growth and migration trends, plus consumers returning to more affordable housing indicate a positive future for manufactured housing in Florida.

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

We have specialized for 44 years in the design and production of quality, affordable manufactured homes at our plant located in central Florida. With our multiple retail sales centers, a finance company joint venture, an insurance subsidiary, and investments in retirement manufactured home communities, we believe that we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2012 were $59,357 compared to $63,610 in the second quarter of 2011. Total insurance agent commission revenues for the first six months of 2012 were $111,930 compared to $120,835 for the first six months of 2011. The decline in insurance agent commissions resulted from a decline in new policies written and renewals. Our wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, and licensed mortgage loan originator. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial assists our customers in obtaining various insurance and extended warranties coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. Mountain Financial, Inc. has no material commitments or contingencies. We establish appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In our opinion, no reserve was deemed necessary for policy cancellations at May 5, 2012 and November 5, 2011.

The construction lending operations provide financing to buyers who have been approved for financing by an independent third party and who are purchasing a home through our retail sales centers. Such a loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed rate mortgage. The revenues from construction lending operations in second quarter of 2012 was $6,430 compared to $11,452 in the second quarter of 2011 and was $18,638 for the first six months of 2012 compared to $25,695 for the first six months of 2011.

Gross profit as a percentage of net sales was 17% in second quarter of 2012 compared to 19% in second quarter of 2011 and was 18% for the first six months of 2012 compared to 20% for the first six months of 2011. The decrease in gross profit was primarily due to selling of the pre-owned homes at a low margin at the retail sales centers and the decreased profit margins from a lower average selling price on new home sales at the manufacturing facility.

Selling, general and administrative expenses as a percent of net sales was 16% in second quarter of 2012 compared to 24% in the second quarter of 2011 and was 16% for the first six months of 2012 compared to 25% for the first six months of 2011. The decline in selling, general and administrative expenses as a percent of net sales resulted from the reduction of legal expense and overhead as a result of closing several retail sales centers as compared to the same period in 2011.

Our earnings from Majestic 21 in the second quarter of 2012 were $18,084, compared to $11,968 for the second quarter of 2011. Our earnings from Majestic 21 for the first six months of 2012 were $42,550, compared to $17,496 for the first six months of 2011. The earnings from Majestic 21 represent our 50% of profit and losses related to the joint venture. The primary assets of Majestic 21 are loans that were originated by us from 1997 until 2003. In 2003, we entered into a FRSA with 21st Mortgage Corporation pursuant to which all loans originated from that point forward are owned by 21st Mortgage Corporation pursuant to the FRSA. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs.

We earned interest on cash, cash equivalents and short and long-term investments in the amount of $18,089 for the second quarter of 2012 compared to $37,068 for the second quarter of 2011. For the first six months of 2012 interest earned on cash, cash equivalents and short and long-term investments were $32,768 compared to $73,389 in the first six months of 2011. The decreased interest income was primarily due to a decrease in the amount of short and long-term investments and in the lower interest rate earned on our cash and cash equivalents balances.

We reported losses from our investment in retirement community limited partnerships of $58,553 for the second quarter of 2012 compared to $82,605 for the second quarter of 2011. For the first six months of 2012 losses were $149,385 compared to $110,805 in the first six months of 2011. We expect continued losses from our retirement community investments as these communities continue to experience slower growth than was originally expected.

We reported net income of $56,041 for the second quarter of 2012, or $0.01 per share, compared to a net loss of $174,179, or $0.04 per share, for the second quarter of 2011. For the first six months of 2012 net income was $98,161, or $0.02 per share, compared to a net loss of $302,142, or $0.07 per share, in the second quarter 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $7,755,821 at May 5, 2012 compared to $6,206,218 at November 5, 2011. Short-term investments were $296,554 at May 5, 2012 compared to $799,297 at November 5, 2011. The decrease in short investments was primarily due to the maturity of a bond in the investment portfolio. Working capital was $17,268,995 at May 5, 2012 as compared to $16,366,289 at November 5, 2011. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and we do not incur any third party floor plan financing expenses.

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

Due to the slow home sales in Florida, we assessed the fair value of our investments in two manufactured home communities in the third quarter of 2011, using projected financial information. The analysis for Walden Woods South revealed that the market value was less than the carrying value, and we reduced our carrying value to zero, resulting in a noncash expense of $791,000. The analysis for Cypress Creek also resulted in us writing down this investment, resulting in a noncash expense of $1.3 million.

In February 2012, the retail model center located in Pace, Florida was closed.

As indicated previously, we have become delinquent in the periodic filings required under the Securities and Exchange Act of 1934. The Securities and Exchange Commission (SEC) has issued the Company a letter of notification that inaction to bring our filings current may result in de-registration of the Company with the SEC. Loss of this status may limit our ability to access capital markets. The Company has filed and is continuing to file the delinquent reports

At May 5, 2012, we have liquidity of approximately $8.0 million, compared to $7.0 million at November 5, 2011. The increase in our liquidity is due primarily from sales and decrease in inventory.

Our latest internal financial statements as of the date of this filing include liquidity of $8.8 million.

Our strong balance sheet and significant cash reserves allow the Company to remain sufficiently liquid so as to allow continuation of operations and enable us to take advantage of market opportunities when presented. We believe the FRSA amendment has significantly improved our ability to manage our liquidity and will result in positive cash flows as pre-owned homes repossessed under the repurchase provisions of the FRSA are sold. We believe we have sufficient liquidity to allow us to operate into the foreseeable future.

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

NOBILITY HOMES, INC.

DATE: May 9, 2013	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: May 9, 2013	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: May 9, 2013	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer