Form 10-Q
period 2012-08-04
NOBILITY HOMES INC
filed 2013-05-23
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of May 20, 2013
Common Stock	4,057,053

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	August 4, 2012	November 5, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,279,644	$6,206,218
Short-term investments	291,733	799,297
Accounts and notes receivable	1,272,040	1,176,498
Mortgage notes receivable, current	762	2,364
Inventories	5,777,298	6,495,570
Pre-owned homes, current	2,401,180	2,208,767
Prepaid expenses and other current assets	635,855	419,477
Deferred income taxes	663,722	884,284

Total current assets	19,322,234	18,192,475

Property, plant and equipment, net	3,817,027	3,859,818
Pre-owned homes	4,880,061	6,549,555
Mortgage notes receivable, long term	189,597	188,559
Income tax receivable	248,164	248,164
Other investments	3,150,333	3,346,714
Deferred income taxes	1,253,278	1,032,716
Other assets	2,646,151	2,575,051

Total assets	$35,506,845	$35,993,052

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$284,873	$388,429
Accrued compensation	112,062	113,813
Accrued expenses and other current liabilities	467,600	865,887
Customer deposits	501,182	458,057

Total current liabilities	1,365,717	1,826,186

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,608,774	10,579,467
Retained earnings	32,464,043	32,524,828
Accumulated other comprehensive income	76,877	77,773
Less treasury stock at cost, 1,307,854 shares in 2012 and 1,308,763 shares in 2011	(9,545,057)	(9,551,693)

Total stockholders’ equity	34,141,128	34,166,866

Total liabilities and stockholders’ equity	$35,506,845	$35,993,052

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 4, 2012	August 6, 2011	August 4, 2012	August 6, 2011
Net sales	$3,828,400	$2,881,572	$11,446,802	$9,343,475
Cost of goods sold	(3,314,488)	(2,390,136)	(9,553,196)	(7,575,835)

Gross profit	513,912	491,436	1,893,606	1,767,640
Selling, general and administrative expenses	(628,517)	(1,420,581)	(1,873,685)	(3,033,707)

Operating income (loss)	(114,605)	(929,145)	19,921	(1,266,067)

Other income (loss):
Interest income	16,593	54,413	49,361	127,802
Undistributed earnings in joint venture – Majestic 21	20,796	3,705	63,346	21,201
Losses from investments in retirement community limited partnerships	(110,342)	(2,180,145)	(259,727)	(2,290,950)
Miscellaneous	30,521	2,320	68,223	57,015

Total other loss	(42,432)	(2,119,707)	(78,797)	(2,084,932)

Loss before provision for income taxes	(157,037)	(3,048,852)	(58,876)	(3,350,999)
Income taxes	—	—	—	—

Net loss	(157,037)	(3,048,852)	(58,876)	(3,350,999)
Other comprehensive loss
Unrealized investment loss	(4,821)	(33,957)	(896)	(5,771)

Comprehensive loss	$(161,858)	$(3,082,809)	$(59,772)	$(3,356,770)

Weighed average number of shares outstanding:
Basic	4,057,053	4,056,144	4,056,773	4,056,144
Diluted	4,057,053	4,056,144	4,056,773	4,056,144
Loss per share:
Basic	$(0.04)	$(0.75)	$(0.01)	$(0.83)
Diluted	$(0.04)	$(0.75)	$(0.01)	$(0.83)

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 4, 2012	August 6, 2011
Cash flows from operating activities:
Net loss	$(58,876)	$(3,350,999)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	100,663	123,256
Amortization of bond premium/discount	1,668	22,972
Undistributed earnings in joint venture – Majestic 21	(63,346)	(21,201)
Losses from investments in retirement community limited partnerships	259,727	2,290,950
Gain on disposal of property, plant and equipment	—	(3,740)
Increase in cash surrender value of life insurance	(71,100)	(71,100)
Stock-based compensation	34,034	75,154
Decrease (increase) in:
Accounts receivable	(95,542)	(214,883)
Inventories	718,272	1,096,356
Pre-owned homes	1,477,081	(2,074,910)
Minimum receivable due from escrow	—	(607,500)
Prepaid expenses and other current assets	(216,378)	(876,581)
(Decrease) increase in:
Accounts payable	(103,556)	70,911
Accrued compensation	(1,751)	(38,716)
Accrued expenses and other current liabilities	(398,287)	425,171
Deferred revenue	—	744,748
Customer deposits	43,125	(222,206)
Reserve for guarantee liability	—	24,609

Net cash provided by (used in) operating activities	1,625,734	(2,607,709)

Cash flows from investing activities:
Purchase of property, plant and equipment	(57,872)	(11,002)
Proceeds from the sale of property, plant and equipment	—	9,483
Collections on mortgage notes receivable	564	1,613
Proceeds from maturity of long-term investment	505,000	500,000

Net cash provided by investing activities	447,692	500,094

Increase (decrease) in cash and cash equivalents	2,073,426	(2,107,615)

Cash and cash equivalents at beginning of year	6,206,218	8,225,232

Cash and cash equivalents at end of quarter	$8,279,644	$6,117,617

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

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended August 4, 2012 are not necessarily indicative of the results of the full fiscal year.

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

Other inventory costs are determined on a first-in, first-out basis.

Inventories were as follows:

	August 4, 2012	November 5, 2011
Raw materials	$445,232	$463,255
Work-in-process	106,262	89,695
Finished homes	5,171,007	5,859,900
Model home furniture and other	54,797	82,720

Inventories, net	$5,777,298	$6,495,570

Pre-owned homes	$7,281,241	$8,758,322
Less homes expected to sell in 12 months	(2,401,180)	(2,208,767)

Pre-owned homes, long-term	$4,880,061	$6,549,555

3.	Investments

Investments in “held-to-maturity” and “available-for-sale” debt and equity securities were as follows:

	August 4, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities (carried at fair value):
Equity securities in a public company	$167,930	$123,803	$—	$291,733

Total investments	$167,930	$123,803	$—	$291,733

	November 5, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at amortized cost):
Municipal debt securities, due in less than one year	$506,668	$9,977	$—	$516,645
Available-for-sale securities (carried at fair value):
Equity securities in a public company	167,930	124,699	—	292,629

Total investments	$674,598	$134,676	$—	$809,274

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	August 4, 2012	November 5, 2011
Available-for-sale equity securities	$291,733	$292,629
Held-to-maturity debt securities included in short-term investments	—	506,668

Total short-term investments	$291,733	$799,297

4.	Fair Value of Financial Investments

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair market value of the Company’s short and long-term investments are as follows:

	August 4, 2012	November 5, 2011
Carrying amount	$291,733	$799,297
Fair value	$291,733	$809,274

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value at August 4, 2012 and November 5, 2011.

	August 4, 2012
	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments
Equity securities in a public company	$291,733	$—	$—

	November 5, 2011
	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments
Equity securities in a public company	$292,629	$—	$—

5.	Investments in Retirement Community Limited Partnerships

The Company’s investment in retirement community limited partnerships include a 31.9% interest in Walden Woods South LLC (“South”) and a 48.5% interest in CRF III, Ltd. (“Cypress Creek”). The Cypress Creek investment was $832,976 and $1,092,703 at August 4, 2012 and November 5, 2011, respectively. The South investment is zero at both August 4, 2012 and November 5, 2011.

The following is summarized financial information of South and Cypress Creek*:

	June 30, 2012	September 30, 2011
Total Assets	$14,373,501	$14,814,992
Total Liabilities	$14,806,632	$14,600,044
Total Equity	$(433,131)	$214,948

*Due to South and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

6.	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Nine Months Ended
	August 4, 2012	August 6, 2011	August 4, 2012	August 6, 2011
Beginning accrued warranty expense	$75,000	$75,000	$75,000	$75,000
Less: reduction for payments	(39,283)	(49,175)	(128,730)	(151,940)
Plus: additions to accrual	39,283	49,175	128,730	151,940

Ending accrued warranty expense	$75,000	$75,000	$75,000	$75,000

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

7.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and nine months ended August 4, 2012 and August 6, 2011, options to purchase 78,900 and 126,110 shares, respectively, have been excluded from the computation of potentially dilutive securities as the effect on earnings per share is antidilutive.

8.	Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended		Nine Months Ended
	August 4, 2012	August 6, 2011	August 4, 2012	August 6, 2011
Manufactured housing	$2,799,928	$2,186,255	$9,001,467	$7,495,730
Pre-owned homes	978,125	625,402	2,264,420	1,631,300
Insurance agent commissions	43,249	56,326	155,179	177,161
Construction lending operations	7,098	13,589	25,736	39,284

Total net sales	$3,828,400	$2,881,572	$11,446,802	$9,343,475

9.	Commitments and Contingent Liabilities

Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with an unrelated entity 21st Mortgage Corporation (“21st Mortgage”). While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FASB ASC 810. On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of August 4, 2012, the outstanding principal balance of the note was $2,603,100 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $3,389,512. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On August 4, 2012 there was approximately $229,235 in loan loss reserves or 1% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

	Three Months Ended		Nine Months Ended
	August 4, 2012	August 6, 2011	August 4, 2012	August 6, 2011
Homes repurchased	—	20	3	44
Cost of repurchased homes	$—	$1,853,139	$192,417	$3,831,345

Number of repurchased homes sold	9	6	25	17
Cost of repurchased homes sold	$748,175	$472,955	$1,756,087	$1,504,771

Liquidation costs of repurchased homes sold	$116,965	$106,819	$196,330	$268,003

Liquidation remibursement expense from 21st Mortgage Corporation	$—	$189,213	$—	$584,155

Impact upon results of operations	$—	$(381)	$—	$55,202

During the quarter ended August 4, 2012, the Company had no repurchase agreements with financial institutions (floor plan lenders).

10.	Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit as of and for the three and nine months ended August 4, 2012 and August 6, 2011.

	Three Months Ended		Nine Months Ended
	August 4, 2012	August 6, 2011	August 4, 2012	August 6, 2011
New homes sold through Company owned sales centers	10	24	49	70
New homes sold to independent dealers	61	26	166	108
Total new factory built homes produced	66	48	201	157
Average new manufactured home price – retail	$62,991	$57,372	$65,194	$62,561
Average new manufactured home price – wholesale	$26,556	$29,364	$27,532	$29,775

As a percent of net sales:
Gross profit from the Company owned retail sales centers	10%	14%	13%	14%
Gross profit from the manufacturing facilities – including intercompany sales	14%	12%	16%	15%

For the three and nine months ended August 4, 2012 and August 6, 2011 results are as follows:

Total net sales in the third quarter of 2012 were $3,828,400 compared to $2,881,572 in the third quarter of 2011, which includes sales of pre-owned homes of $978,125 and $625,402, respectively. Total net sales for the first nine months of 2012 were $11,446,802 compared to $9,343,475 for the first nine months of 2011, which includes sales of pre-owned homes of $2,264,420 and $1,631,300, respectively. Sales to two public traded REIT’S (Real Estate Investment Trusts) and other companies which own multiple retirement communities in our market area accounted for approximately 33% and 24% of our sales for the nine months ended August 4, 2012 and August 6, 2011, respectively. Accounts receivable due from these customers were approximately $837,369 at August 4, 2012.

According to Florida Manufactured Housing Association, shipments in Florida for the period November 2011 through July 2012 were up approximately 9% from the same period last year. Our sales and operations for third quarter of 2012 continued to be impacted by our country’s economic conditions and the continued low manufactured housing shipments in Florida. Although the overall housing picture, credit market and economy have not improved measurably during the past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. We believe job formation, immigration growth and migration trends, plus consumers returning to more affordable housing indicate a positive future for manufactured housing in Florida. The Baby Boomer generation began to turn 65 in January 2011 and by 2030 the number of Americans 65 and over is predicted to almost double. This trend coupled with the end of the free spending credit-driven years, our 44 years of experience in the Florida market, and consumers’ increased need for more affordable housing should serve us well in the coming years. We remain convinced that our specific geographic market is one of the best long-term growth areas in the country. The country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the sales of our affordable homes to improve significantly.

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

We have specialized for 45 years in the design and production of quality, affordable manufactured homes at our plant located in central Florida. With our multiple retail sales centers, a finance company joint venture, an insurance subsidiary, and investments in retirement manufactured home communities, we believe that we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the third quarter of 2012 were $43,249 compared to $56,326 in the third quarter of 2011. Total insurance agent commission revenues for the first nine months of 2012 were $155,179 compared to $177,161 for the first nine months of 2011. The decline in insurance agent commissions resulted from a decline in new policies written and renewals. Our wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent, and licensed mortgage loan originator. Its principal activity is the performance of retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, Mountain Financial assists our customers in obtaining various insurance and extended warranties coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. Mountain Financial, Inc. has no material commitments or contingencies. We establish appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In our opinion, no reserve was deemed necessary for policy cancellations at August 4, 2012 and November 5, 2011.

The construction lending operations provide financing to buyers who have been approved for financing by an independent third party and who are purchasing a home through our retail sales centers. Such a loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed rate mortgage. The revenues from construction lending operations in the third quarter of 2012 were $7,098 compared to $13,589 in the third quarter of 2011 and were $25,736 for the first nine months of 2012 compared to $39,284 for the first nine months of 2011.

Gross profit as a percentage of net sales was 13% in third quarter of 2012 compared to 17% in third quarter of 2011 and was 17% for the first nine months of 2012 compared to 19% for the first nine months of 2011. The decrease in gross profit was primarily due to selling of the pre-owned homes at a low margin at the retail sales centers and the decreased profit margins from a lower average sales price on new home sales at the manufacturing facility.

Selling, general and administrative expenses as a percent of net sales was 16% in third quarter of 2012 compared to 49% in the third quarter of 2011 and was 16% for the first nine months of 2012 compared to 32%

for the first nine months of 2011. The decline in selling, general and administrative expenses as a percent of net sales resulted from the reduction of legal expenses and reducing overhead as a result of closing several retail sales centers as compared to the same period in 2011.

Our earnings from Majestic 21 in the third quarter of 2012 were $20,796, compared to $3,705 for the third quarter of 2011. Our earnings from Majestic 21 for the first nine months of 2012 were $63,346, compared to $21,201 for the first nine months of 2011. The increase in earnings in fiscal year 2012 is due to the lower cost of funds on the portfolio. The earnings from Majestic 21 represent our 50% of profit and losses related to the joint venture. The primary assets of Majestic 21 are loans that were originated by us from 1997 until 2003. In 2003, we entered into a FRSA with 21st Mortgage Corporation pursuant to which all loans originated from that point forward are owned by 21st Mortgage Corporation pursuant to the FRSA. Consequently, no additional loans are going into the Majestic 21 joint venture and the balance of the loans/assets of the partnership is declining each month due to amortization and payoffs.

We earned interest on cash, cash equivalents and short and long-term investments in the amount of $16,593 for the third quarter of 2012 compared to $54,413 for the third quarter of 2011. For the first nine months of 2012 interest earned on cash, cash equivalents and short and long-term investments were $49,361 compared to $127,802 in the first nine months of 2011. The decreased interest income was primarily due to a decrease in the amount of short and long-term investments and in the lower interest rate earned on our cash and cash equivalents balances.

We reported losses from our investment in retirement community limited partnerships of $110,342 for the third quarter of 2012 compared to $2,180,145 for the third quarter of 2011. For the first nine months of 2012 losses were $259,727 compared to $2,290,950 in the first nine months of 2011. Due to the slow home sales in Florida, we assessed the fair value of our investments in two manufactured home communities in the third quarter of 2011, using projected financial information. The analysis for Walden Woods South revealed that the market value was less than the carrying value, and we reduced our carrying value to zero, resulting in a noncash expense of $791,355. The analysis for Cypress Creek also resulted in us writing down this investment, resulting in a noncash expense of $1.3 million. We expect continued losses from our retirement community investments as these communities continue to experience slower growth than was originally expected.

We reported net loss of $157,037 for the third quarter of 2012, or $0.04 per share, compared to a net loss of $3,048,852, or $0.75 per share, for the third quarter of 2011. For the first nine months of 2012 net loss was $58,876, or $0.01 per share, compared to a net loss of $3,350,999, or $0.83 per share, in the third quarter 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $8,279,644 at August 4, 2012 compared to $6,206,218 at November 5, 2011. Short-term investments were $291,733 at August 4, 2012 compared to $799,297 at November 5, 2011. The decrease in short investments was primarily due to the maturity of a bond in the investment portfolio. Working capital was $17,956,517 at August 4, 2012 as compared to $16,366,289 at November 5, 2011. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and we do not incur any third party floor plan financing expenses.

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

As indicated previously, we have become delinquent in the periodic filings required under the Securities and Exchange Act of 1934. The Securities and Exchange Commission (SEC) has issued the Company a letter of notification that inaction to bring our filings current may result in de-registration of the Company with the SEC. Loss of this status may limit our ability to access capital markets. The Company has filed and is continuing to file the delinquent reports

At August 4, 2012, we have liquidity of approximately $8.6 million, compared to $7.0 million at November 5, 2011. The increase in our liquidity is due primarily from sales and decrease in inventory.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed in this report was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As indicated below, we identified several material internal control weaknesses.

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

NOBILITY HOMES, INC.

DATE: May 23, 2013	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: May 23, 2013	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: May 23, 2013	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer