Form 10-K
period 2012-11-03
NOBILITY HOMES INC
filed 2013-07-08
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 3, 2012

Commission files number 000-06506

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

Common Stock, $.10 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (1,407,700 shares), based on the closing price on the NASDAQ Global Market on May 4, 2012 (the last business day of the second quarter of fiscal 2012), and was approximately $9,825,746.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding on June 28, 2013
Common Stock	4,057,053

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.	Business

Nobility Homes, Inc., a Florida corporation incorporated in 1967, designs, manufactures and sells a broad line of manufactured and modular homes through its own retail sales centers throughout Florida. Nobility also sells its manufactured homes on a wholesale basis to independent manufactured home retail dealers and manufactured home communities. All references in this annual report on Form 10-K to “Nobility,” “Company,” “we,” “us,” or “our” refer to Nobility Homes, Inc. and its consolidated subsidiaries unless the context otherwise suggests.

Manufactured Homes

Nobility’s homes are available in approximately 100 active models sold under the trade names “Kingswood,” “Springwood,” “Springwood Special,” “Tropic Isle Special,” “Regency Manor Special,” and “Special Edition.” The homes, ranging in size from 456 to 2,650 square feet and containing from one to five bedrooms, are available in:

•	single-wide widths of 12, 14 and 16 feet ranging from 38 to 72 feet in length;

•	double-wide widths of 20, 24, 26, 28 and 32 feet ranging from 32 to 72 feet in length;

•	triple-wide widths of 36, 38 and 42 feet ranging from 46 to 72 feet in length; and

•	quad-unit with 2 sections 28 feet long by 48 feet long and 2 sections 28 feet long by 52 feet long.

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

Retail Sales

Prestige Home Centers, Inc. operated eleven retail sales centers in north and central Florida in fiscal year 2012. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 47% and 62% of Nobility’s sales during fiscal years 2012 and 2011, respectively.

Each of Prestige’s retail sales centers is located within 350 miles of Nobility’s Ocala manufacturing facility. Prestige owns the land at four of its retail sales centers and leases the remaining seven retail sales centers from unaffiliated parties under leases with terms between one and three years with renewal options.

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

The retail sale of manufactured homes is a highly competitive business. Because of the number of retail sales centers located throughout Nobility’s market area, potential customers typically can find several sales centers within a 100 mile radius of their present home. Prestige competes with over 100 other retailers in its primary market area, some of which may have greater financial resources than Prestige. In addition, manufactured homes offered by Prestige compete with site-built housing.

Prestige does not itself finance customers’ new home purchases, but since 1997, Nobility has partnered with 21st Mortgage Corporation to provide financing to retail customers purchasing homes from Prestige. Additionally, financing for home purchases has historically been available from several other independent sources that specialize in manufactured housing lending and numerous banks that finance manufactured home purchases. However, such financing has not been readily available in recent years due to the downturn in the Florida housing market. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources, except 21st Mortgage Corporation. Prior to October 25, 2011, the Company repurchased homes from defaulted loans which were financed under the finance revenue sharing agreement between Prestige, Majestic Homes and 21st Mortgage Corporation dated April 10, 2004 (FRSA), and, upon disposition of the homes, the Company would receive a payment from the FRSA escrow account of no less than 25% and no more than 60% of the payoff of the loan, to cover the costs of the disposition of the homes. On October 25, 2011, the parties executed the Seventh Amendment to the FRSA, which eliminated the repurchase obligation.

Management believes the execution of the Seventh Amendment to the FRSA has significantly improved the Company’s ability to control its liquidity. Management expects to recover at least some portion of the losses incurred in connection with the FRSA as a result of future distributions from the FRSA escrow account to which 21st Mortgage Corporation contributed an additional $3.0 million as a part of the Seventh Amendment. Such distributions, if any, will not occur before December 31, 2015.

The Company will reflect revenue sharing distributions from the escrow account in income when received. The Company will also maintain the value of its initial deposit to the escrow account, in the amount of $250,000, as an asset as it expects to receive at least this amount in future cash distributions.

For more information about the FRSA, see Note 5 of “Notes to Consolidated Financial Statements”. In the future, Nobility may explore the possibility of underwriting its own mortgage loans.

Investments in Limited Partnerships

The Company had a 31.9% limited partnership investment in Walden Woods, III Ltd. (“Walden Woods”), which developed and operated a mobile home park named Walden Woods (“Walden Woods Park”). The Company fully impaired its investment in Walden Woods in 2011.

Walden Woods was put into Chapter 11 bankruptcy protection in August 2010 to seek protection from its creditors. In June of 2011, the general partner of Walden Woods determined that he was unable to obtain replacement financing. The Company’s principal shareholder arranged financing to satisfy the creditor in exchange for the purchase of Walden Woods Park from Walden Woods. Walden Woods Park was contributed to a newly formed entity owned by the Company’s principal shareholder, Walden Woods South LLC (“South”). The Company’s principal shareholder then contributed a 31.9% interest in South to the Company. Because the Company’s investment in Walden Woods was determined to be worthless due to the disposition of Walden Woods Park from Walden Woods to South, the Company wrote-off its entire investment in Walden Woods. It was also determined that the action by the Company’s principal shareholder to contribute the interests in South to the Company should be reflected as a contribution of capital with a resulting adjustment being reflected as the value of its investment in South (and the underlying Walden Woods Park). The Company assessed the fair value of the South contribution using projected financial information and based on that analysis, the value of the South contribution to the Company was deemed to be nominal. The Company attributes this to the reduced sales activity level caused by the continued slump in the housing market in the locale of Walden Woods Park and the decline in value due to the lack of marketing support that was previously provided by Walden Wood’s general partner. The result of these transactions and assessments are that the Company fully impaired its investment in Walden Woods in the third quarter of 2011 and recorded no value for the contribution of South, which resulted in a third quarter 2011 charge to losses from investments in retirement community limited partnerships of $791,355.

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

The Company assessed the fair value of the investment in Cypress Creek using projected activity and based on that analysis, management determined that the balance of the investment in Cypress Creek exceeded the Company’s proportional share of Cypress Creek’s fair value. As a result, the Company recorded an impairment charge to the investment of $1,300,000 in the third quarter of 2011. The Company attributes the reduced value to the continued slump in the housing market in the locale of Cypress Creek.

These investments in Walden Woods, South and Cypress Creek are accounted for under the equity method of accounting and all allocations of profit and loss are on a pro-rata basis. Since the Company’s maximum exposure is limited to its investment in Walden Woods, South and Cypress Creek, management has concluded that the Company would not absorb a majority of South’s, Walden Woods’ or Cypress Creek’s expected losses or receive a majority of South’s, Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate South, Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with ASC No. 810-10.

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which lead us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2012 and 2011.

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

Wholesale Sales to Manufactured Home Communities

Nobility sells its homes on a wholesale basis exclusively through two full-time salespersons to approximately 30 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers. Sales to two publicly traded REIT’S (Real Estate Investment Trusts) which own multiple retirement communities in our market area accounted for $1,952,795 or 12% and $3,416,285 or 22% of our total sales in fiscal year 2012. In fiscal year 2011, one REIT accounted for $1,969,140 or 15% of our total sales.

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

Regulation

The manufacture, distribution and sale of homes are subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development (HUD) has adopted national construction and safety standards that preempt state standards. In addition, HUD regulations require that manufactured homes be constructed to more stringent wind load and thermal standards. Compliance with these standards involves approval by a HUD approved engineering firm of engineering plans and specifications on all models. HUD has also promulgated rules requiring producers of manufactured homes to utilize wood products certified by their suppliers to meet HUD’s established limits on formaldehyde emissions and to place in each home written notice to prospective purchasers of possible adverse reaction from airborne formaldehyde in homes. HUD’s standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. In addition, some components of manufactured homes may also be subject to Consumer Product Safety Commission standards and recall requirements. Modular homes manufactured by Nobility are also required to comply with the Florida Building Code established by the Florida Department of Business and Professional Regulations.

Nobility estimates that compliance with federal, state and local environmental protection laws will have no material effect upon capital expenditures for plant or equipment modifications or earnings for the next fiscal year.

The transportation of manufactured homes is subject to state regulation. Generally, special permits must be obtained to transport the home over public highways and restrictions are imposed to promote travel safety including restrictions relating to routes, travel periods, speed limits, safety equipment and size.

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

Employees

As of June 4, 2013, the Company had 89 full-time employees, including 23 employed by Prestige. Approximately 43 employees are factory personnel compared to approximately 42 in such positions a year ago and 46 are in management, administrative, supervisory, sales and clerical positions (including 20 management and sales personnel employed by Prestige) compared to approximately 47 a year ago. In addition, Nobility employs part-time employees when necessary.

Nobility makes contributions toward employees’ group health and life insurance. Nobility, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of June 4, 2013, Nobility owned two manufacturing plants:

Location	Approximate Size

3741 SW 7th Street Ocala, Florida(1)	72,000 sq ft.

6432 SE 115th Lane Belleview, Florida(2)	33,500 sq. ft.

[1]

Nobility’s Ocala facility is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility’s corporate offices. The plant, which is of metal construction, is in good condition and requires little maintenance.

[2]

Nobility’s Belleview facility is constructed of metal and concrete construction. The property is in good condition and requires little maintenance. The Belleview manufacturing plant was temporarily closed and its operations were consolidated into the Ocala manufacturing plant in the second quarter of 2009 due to the reduction in our manufacturing operations. The Company leased the Belleview plant to a third party for a two year period that began in February 2011 and renewed the lease for an additional two years in February 2013.

Prestige owns the properties on which it’s Pace (closed February 2012), Panama City, Yulee, Punta Gorda and Ocala North, Florida retail sales centers are located. Prestige leases the property for its other 7 retail sales centers.

Item 3.	Legal Proceedings

We are a party to various legal proceedings that arise in the ordinary course of our business. We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

The Company does not maintain casualty insurance on some of its property, including the inventory at its retail centers, its plant machinery and plant equipment and is at risk for those types of losses.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Nobility’s common stock was listed on the NASDAQ Global Market under the symbol NOBH until September 17, 2012. The Company’s common stock currently trades under the symbol NOBH on the OTC Markets Group, Inc. (the “Pink Sheets”). The Company’s common stock will be eligible for trading only on the Pink Sheets unless and until it is eligible for trading on the OTC Bulletin Board (“OTCBB”). OTCBB trading may occur only if a market maker applies to quote the Company’s common stock; however, a potential market maker’s application to quote the Company’s common stock on the OTCBB will not be cleared until the Company is current in its reporting obligations under the Securities Exchange Act of 1934. There is no assurance that the Company will become current in its reporting obligations, that any market maker will apply to quote the Company’s common stock or that the Company’s common stock will become eligible to trade on the OTCBB.

The following table shows the range of high and low sales prices and/or high and low bid quotations (as applicable) for the common stock for each fiscal quarter of 2012 and 2011 on the NASDAQ Global Market and the Pink Sheets. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year End
	November 3, 2012		November 5, 2011
Fiscal Quarter	High	Low	High	Low

1st	$7.23	$4.76	$8.11	$8.00
2nd	8.99	5.70	8.58	8.43
3rd	7.45	4.69	8.18	7.88
4th	6.35	4.34	6.81	6.44

Holders

At June 4, 2013, the approximate number of holders of record of common stock was 158 (not including individual participants in security position listings).

Dividends

The Board of Directors declared no dividends in fiscal years 2012 and 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the end of the fiscal year ended November 3, 2012. For further information, see Note 12 of “Notes to Consolidated Financial Statements”.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	300,000
Equity compensation plans not approved by security holders	54,150	$19.19	—

Total	54,150	$19.19	300,000

Recent Sales of Unregistered Securities

Nobility has not sold any securities within the past two years which were not registered under the Securities Act.

Issuer Repurchases of Equity Securities

Nobility has not repurchased any of its equity securities within the past two years.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Nobility focuses on home buyers who generally purchase their manufactured homes from retail sales centers to locate on property they own. Nobility has aggressively pursued this market through its Prestige retail sales centers. While Nobility actively seeks to make wholesale sales to independent retail dealers, its presence as a competitor limits potential sales to dealers located in the same geographic areas serviced by its Prestige retail sales centers.

Nobility has aggressively targeted the retirement community market, which is made up of retirees moving to Florida and typically purchasing or renting homes to be located on sites leased from park communities offering a variety of amenities. Sales are not limited by the presence of the Company’s Prestige retail sales centers in this type of arrangement, as the retirement community sells homes only within their community. Sales to these retirement communities increased significantly in 2012 from 2011.

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2012 and 2011, Nobility’s product mix was affected by the number of “Special Edition” homes marketed by Prestige and by consumer demand for smaller, less expensive homes. Beginning in 2011, two publicly traded REIT’S (Real Estate Investment Trusts) and other companies which own multiple retirement communities increased their purchase of lower price homes, which helped to improve the slower sales in their communities. Our three, four and five bedroom manufactured homes are favored by families, compared with the one, two and three-bedroom homes that typically appeal to the retirement buyers who reside in the manufactured housing communities.

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

In December 2008, 21st Mortgage Corporation advised the Company that 21st Mortgage Corporation’s parent company had decided not to provide any additional funding for loan originations at that time. The Company owns a 50% interest in Majestic 21, a joint venture with 21st Mortgage Corporation. The decision by the parent company of 21st Mortgage Corporation to not provide additional capital to support the lending operation required us to consider seeking capital from alternative sources. The Company has been able to sign dealer agreements with additional lenders who provide financing for our homes. In the third quarter of fiscal year 2009, Majestic 21 secured $5,000,000 in financing from a commercial bank. The Company guarantees 50% of this financing. These sources of funding have been sufficient to fund our loan originations to date allowing us to fund loans without interruption. Subsequent to our 2009 fiscal year end, 21st Mortgage Corporation announced that their parent company had agreed to provide additional capital to fund loan originations, which became available when Majestic 21 fully utilized the proceeds from the $5,000,000 commercial loan. As of November 3, 2012, the outstanding principal balance of the note was $2,484,600 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $3,367,869.

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

The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended November 3, 2012 and November 5, 2011 consisted of fifty-two week periods.

Results of Operations

The Company reported net income of approximately $50,000 in fiscal year 2012, compared to a net loss of approximately $5.5 million during fiscal year 2011. The loss in 2011 resulted from a combination of losses on our limited partnerships and the execution of the Seventh Amendment of the FRSA, which resulted in net non-cash losses of approximately $4.1 million.

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended November 3, 2012 and November 5, 2011.

	2012	2011

New homes sold through Company owned sales centers	60	85
Pre-owned homes sold through Company owned sales centers	40	37
Homes sold to independent dealers	268	156
Total new factory built homes produced	312	220
Average new manufactured home price - retail	$64,598	$66,353
Average new manufactured home price - wholesale	$26,990	$29,576

As a percent of net sales:
Gross profit from the Company owned retail sales centers excluding the adjustments for the amendment to the FRSA	12%	14%
Gross profit (loss) from the Company owned retail sales centers including the adjustments for the amendment to the FRSA	12%	(30%)
Gross profit from the manufacturing facilities - including intercompany sales	19%	14%

Total net sales in fiscal year 2012 were $15,834,971 compared to $13,428,699 in fiscal year 2011.

Sales to two publicly traded REIT’S (Real Estate Investment Trusts) and other companies which own multiple retirement communities in our market area accounted for approximately 38% and 23% of our sales for the twelve months ended November 3, 2012 and November 5, 2011, respectively. Accounts receivable due from these customers were approximately $2,769,361 at November 3, 2012.

According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2011 through October 2012 were up approximately 13% from the same period last year. Our unit sales of homes increased 36% in fiscal 2012 from fiscal 2011. Our sales and operations continue to be impacted by our country’s economic conditions and those in the state of Florida. Although the overall housing picture, credit market and economy have not improved measurably during the past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. We believe job formation, immigration growth and migration trends, plus consumers returning to more affordable housing indicate a positive future for manufactured housing in Florida. The Baby Boomer generation began to turn 65 in January 2011 and by 2030 the number of Americans age 65 and over is predicted to almost double. This trend coupled with the end of the free spending credit-driven years, our 45 years of experience in the Florida market, and consumers’ increased need for more affordable housing should serve us well in the coming years. We remain convinced that our specific geographic market is one of the best long-term growth areas in the country. The country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the sales of our affordable homes to improve significantly.

We understand that during this very complex economic environment, maintaining our strong financial position is vital for future growth and success. Because of the recent historical poor business conditions in our market area and the lack of any clarity as to when today’s economic challenges will improve measurably, we will continue to evaluate Prestige’s retail model centers in Florida, along with all other expenses and react in a manner consistent with maintaining our financial position.

We have specialized for 45 years in the design and production of quality, affordable manufactured homes at our plant located in central Florida. With our multiple retail sales centers, a finance company joint venture, an insurance subsidiary, and investments in retirement manufactured home communities, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in fiscal year 2012 were $211,076 compared to $234,034 in fiscal year 2011. The decline in insurance agent commissions resulted from a decline in new policies written and renewals. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 3, 2012 and November 5, 2011.

The revenues from the construction lending operations in fiscal year 2012 were $31,907 compared to $51,839 in fiscal year 2011. The decrease in revenues was due to fewer homes sales in fiscal year 2012 financed with a construction loan.

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

Our gross profit of $2,859,493 for 2012 increased to 18.1% compared to 3.5% for 2011. Our 2011 gross profit was reduced due to the write down of the repossessed inventory by $3,548,056 and the reversal of the guarantee liability of $1,707,230, for a net charge to cost of goods sold of $1,840,826. The Company no longer has any continuing involvement with repossessed homes that are bundled with land sales. The Company is no longer required to recognize profit under the installment method and recognizes revenue and profit associated with sales of repossessed homes bundled with land under the full accrual method. The deferred revenue for repossessed homes bundled with land treated under the installment method was recognized in the fourth quarter of 2011 as a result of the FRSA amendment. This resulted in the recognition of $733,467 in sales and $54,869 in gross profit in the fourth quarter of 2011.

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

Selling, general and administrative expenses decreased approximately $1,214,000 from 2011 to 2012. As a percent of net sales, selling, general and administrative expenses was 17.1% in fiscal year 2012 compared to 29.2% in fiscal year 2011. The decrease in selling, general and administrative expenses in 2012 resulted primarily from a decrease in legal and accounting expenses.

The Company earned $95,035 from its joint venture, Majestic 21, in fiscal year 2012 compared to $37,707 in fiscal year 2011. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The increase in earnings was due to a higher amount of loans being financed with Majestic 21 internal capital which results in lower costs of funds.

In accordance with the Company’s FRSA with 21st Mortgage Corporation, the Company refers its customers to 21st Mortgage Corporation for financing on manufactured homes sold through the Company’s retail sales centers. Prior to the Seventh

Amendment (discussed below), the Company had agreed to repurchase from 21st Mortgage Corporation any repossessed homes and related collateral that was financed under the finance revenue sharing agreement. The repurchase price was the remaining loan balance (plus 21st Mortgage Corporation’s legal fees). If the loan included a mortgage on the land, the Company received the land in addition to the home. If the loan only had the home as collateral, the Company only received the home and was required to move it off the location where it was previously sited. After the Company re-sold the homes, the Company received the full proceeds from the sale of the home, plus a reimbursement from 21st Mortgage Corporation for liquidation expenses. The reimbursement covered the Company’s cost of transporting homes, repairing homes to resale condition, remarketing homes and other liquidation expenses. The Company and 21st Mortgage Corporation agreed that the reimbursement for: (a) a home only repurchase would not exceed 60% of the Company’s purchase price nor would it be less than 40% of the Company’s repurchase price; and (b) a home and land repurchase would not exceed 45% of the Company’s purchase price nor would it be less than 25% of the Company’s purchase price. Due to the number of repurchased homes the Company experienced in fiscal year 2011 under the FRSA, the Company increased the reserve $147,774 to $550,768 in 2011 for potential losses associated with the refurbishing and reselling of the repurchased homes. The Company was repurchasing the collateral consisting of either the home or the home and the land for the amount of the loan receivable (not including accrued interest) carried by 21st Mortgage Corporation. The impact upon results of operations from the re-sale of the collateral for defaulted loans was a $76,754 gain in fiscal year 2011. There were 20 re-sales during fiscal year 2011.

Effective October 25, 2011, the parties entered into a Seventh Amendment to the FRSA with 21st Mortgage Corporation. The following changes were made:

•	The Company’s obligation to buyback contracts on repossessed homes ceased as of the effective date of the agreement.

•

Any homes repurchased as of the effective date of the agreement that have not yet been re-sold are to be liquidated by the Company and there will be no reimbursement from the FRSA escrow for any expenses or losses upon the sale of such homes.

•

In consideration for the Company waiving its right to any reimbursement for expenses or losses on the repurchased homes in inventory, 21st Mortgage Corporation contributed $3,000,000 to the escrow account in the FRSA.

•

As future loans in the FRSA become repossessions, 21st Mortgage Corporation will have sole responsibility for the sale of such repossessions and all expenses will be charged to the FRSA escrow account.

•	There will be no distributions from the escrow account until December 31, 2015.

•	In no event shall the Company be required to make up any shortfall in the escrow account.

As a result of these changes, on October 25, 2011, the Company recorded an impairment charge of $4,098,824 to reduce the value of the repossessed inventory to its estimated realizable value, without consideration to future reimbursement which would be no longer available to the Company. The Company had been recording a reserve for losses for disposition of the repossessed homes to facilitate the potential accelerated sales; this balance had accumulated to $550,768 at November 5, 2011. Consequently, the remaining impairment charge recorded in the fourth quarter of 2011 related to the execution of the Seventh Amendment was $3,548,056 (included in cost of goods sold).

With the Seventh Amendment to the FRSA, 21st Mortgage Corporation eliminated the obligation to buyback any more defaulted loans, thereby eliminating the guarantee liability of $1,707,230 that existed as of the date of the execution. Therefore, the guarantee liability was reversed in the fourth quarter of 2011. Additionally, the amendment to the FRSA provided for no more reimbursements from the escrow reserve account, for losses incurred upon liquidating the defaulted loans that we had already bought back.

In 2011, the Company assessed the fair value of its investment in two manufactured home communities, using projected financial information. The analysis for Walden Woods revealed that the value for Walden Woods was less than the value at which the Company was carrying the investment on the balance sheet. Consequently, the Company fully impaired its investment in Walden Woods, resulting in a noncash charge to losses from investments in retirement community limited partnerships of $791,355. The fair value analysis for Cypress Creek also resulted in impairment. The Company took a noncash $1.3 million charge to reduce the carrying value of this investment in third quarter of 2011. In 2012, no impairment in the carrying value of Cypress Creek was necessary.

The Company earned interest on cash, cash equivalents and short- and long-term investments in the amount of $59,834 in fiscal year 2012 compared to $169,521 in fiscal year 2011. The decreased interest income was primarily due to a decrease in the amount of cash, cash equivalents and short-term investments and in the lower variable rate earned on our cash and cash equivalents balances.

The Company realized pre-tax income of approximately $50,000 in 2012 compared to a pre-tax loss of approximately $5.5 million in fiscal 2011. In fiscal 2012, the Company reduced by approximately $10,000 the allowance against the net deferred tax asset which offset the income tax benefit. In fiscal 2011, the Company was not able to provide a tax benefit to its pre-tax loss due to its assessment that it could not support the recording of additional deferred tax assets on the basis of a more-likely than not realization criteria.

As a result of the factors discussed above, net income in fiscal year 2012 was $49,759 or $0.01 per share and net loss in fiscal year 2011 was $5,511,475 or $1.36 per share.

Liquidity and Capital Resources

Cash and cash equivalents were $7,352,480 at November 3, 2012 compared to $6,206,218 at November 5, 2011. Short-term investments were $320,946 at November 3, 2012 compared to $799,297 at November 5, 2011. The increase in cash was due primarily to a reduction in inventory. The decrease in short-term investments was primarily due to the maturity of the bonds in the investment portfolio. Working capital was $18,589,914 at November 3, 2012 as compared to $16,366,829 at November 5, 2011. Nobility owns the entire inventory for its Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and does not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

The Company views its liquidity as the total of its cash and cash equivalents and short-term investments in securities. The Company currently has no line of credit facility and does not believe that such a facility is currently necessary to its operations. The Company has no debt. The Company also has approximately $2.5 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. Total liquidity, as defined by the Company, at November 3, 2012 was approximately $7.7 million as compared to approximately $7.0 million at November 5, 2011. The 2012 increase of $.7 million in liquidity was primarily generated from reduced inventory levels offset by an increase in accounts receivable. Additionally, as of November 3, 2012 the Company continued to report a strong balance sheet which included total assets of approximately $36 million which was funded primarily by stockholders’ equity of approximately $34 million.

The Company reported net income of approximately $50,000 in fiscal year 2012, compared to a net loss of approximately $5.5 million during fiscal year 2011 of which $4.1 million was related to non-cash charges. These primarily included equity losses and impairment charges related to the Company’s investment in limited partnerships in mobile home parks which amounted to approximately $2.3 million.

In fiscal year 2011, a significant non-cash charge also included the impacts of the execution of the Seventh Amendment to the FRSA which resulted in a charge of approximately $3.5 million to value pre-owned homes under the revised terms of the FRSA. The impact of this was partially offset by the reversal of the guarantee liability related to the FRSA that was established under ASC 460 guidance. This reversal resulted in the recognition in fiscal year 2011 of non-cash income of approximately $1.7 million, as the guarantee liability was no longer required after execution of the Seventh Amendment due to the elimination of further repurchase obligations by the Company.

The combination of the losses on the limited partnerships and the execution of the Seventh Amendment of the FRSA resulted in net non-cash losses of approximately $4.1 million in fiscal 2011. With these matters considered, loss of liquidity resulting from the Company’s net loss approximated $1.4 million.

The most significant item that contributed to the reduction in the Company’s liquidity in fiscal 2011 was the requirement under the repurchase provisions of the FRSA to repurchase repossessed pre-owned homes. In fiscal 2011, the Company’s net cash outlays related to its investment in pre-owned homes approximated $3.3 million of which approximately $2.8 million related to repurchase of pre-owned homes related to the FRSA arrangement. Certain other repurchases of Majestic 21 foreclosed homes and trade in activities with respect to new home sales amounted to approximately $.5 million.

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

Certain matters related to the Company’s potential ability to access capital markets have occurred up to the date of this filing largely as a result of its inability to timely file periodic financial reports required by the Securities Exchange Act of 1934. These late filings are due in large part to changes in accounting and operation of the FRSA. These matters are described below.

On September 17, 2012, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) informing the Company that it has not regained compliance with NASDAQ Listing Rule 5250(c) (1) within the 180 day extension period previously granted by NASDAQ and, on September 19, 2012, NASDAQ removed the Company’s securities from listing and registration on the NASDAQ Stock Market.

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

As indicated previously, we have become delinquent in the periodic filings required under the Securities and Exchange Act of 1934. The Securities and Exchange Commission (SEC) has issued the Company a letter of notification that inaction to bring our filings current may result in de-registration of the Company with the SEC. Loss of this status may limit our ability to access capital markets. The Company has filed and is continuing to file the delinquent reports.

The Company’s latest internal financial statements as of the date of this filing include cash and cash equivalents of $9.9 million and investments in marketable securities of $.4 million for total liquidity, as defined above of $10.3 million. The Company continues to have no debt and has taken no action to utilize the cash surrender value of its life insurance as a source of liquidity.

Looking ahead, the Company’s strong balance sheet and significant cash reserves accumulated in profitable years has allowed the Company to remain sufficiently liquid so as to allow continuation of operations and should enable the Company to take advantage of market opportunities when presented by an expected improvement in the overall and the industry specific economy in fiscal 2014 and beyond. The Company believes that the execution of the Seventh Amendment should significantly improve the Company’s ability to manage its liquidity and will result in positive cash flows as pre-owned homes repossessed under the repurchase provisions of the FRSA are sold. Management believes it has sufficient levels of liquidity as of the date of the filing of this Form 10-K to allow the Company to operate into the foreseeable future.

Critical Accounting Policies and Estimates

The Company applies judgment and estimates, which may have a material effect in the eventual outcome of assets, liabilities, revenues and expenses, accounts receivable, inventory and goodwill. The following explains the basis and the procedure where judgment and estimates are applied.

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

As more fully described in Note 5 to the financial statements included in Item 8, prior to 2012, the Company recognized certain revenue and gross profit by use of the installment method related to sales of pre-owned homes bundled with land that were financed under the FRSA. This policy was adopted under concepts of “continuing involvement” in real estate transactions due to the repurchase obligation the Company undertakes related to financings offered under the FRSA. With the execution of the Seventh Amendment to the FRSA, continuing involvement related to these transactions has ceased and the deferred revenue and related gross profit on such transactions were recognized in sales and gross profit in the amounts of $733,467 and $54,869 respectively in the fourth quarter of fiscal 2011.

The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 3, 2012 or November 5, 2011.

Investments in Retirement Communities

During 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment of $2,360,000 provided the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount was equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2008, Nobility Parks I, LLC sold $825,250 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses by the same amount to 31.9%.

During 2008, the Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The investment of $4,030,000 provided the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount was equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2009, Nobility Parks II, LLC sold $40,000 of its ownership at cost, which reduced the Company’s investment, and percentage of earning/losses to 48.5%. In 2011 Walden Woods Park was acquired out of bankruptcy by a newly formed entity owned by the Company’s principal shareholder, Walden Woods South LLC (“South”). The Company’s principal shareholder then contributed a 31.9% interest in South to the Company.

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

As more fully discussed in Note 5 of Item 8 – Financial Statements, the Company’s analysis indicated that significant impairments occurred related to these investments in fiscal 2011 and the Company recorded impairment losses of approximately $2.1 million. In 2012, no impairment in the carrying value of Cypress Creek was necessary.

Investment in Majestic 21

On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 3, 2012, the outstanding principal balance of the note was $2,484,600 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $3,367,869. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

At November 3, 2012, there was approximately $256,073 in loan loss reserves or 1.23% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

The primary tax planning strategy is the potential sale of real estate, primarily land not currently used in the operations of the Company, to generate taxable gains. The Company has assessed that these strategies could result in the realization of approximately $1.9 million of deferred tax assets. The amount of deferred tax assets above this amount are reserved with a valuation allowance. The valuation allowance was approximately $2.1 million at November 3, 2012 and November 5, 2011.

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

Finance Revenue Sharing Agreement

As more fully described in Note 5 to Item 8 – Financial Statements, the Company entered into a FRSA with 21st Mortgage Corporation during 2004. Under this arrangement, the Company had agreed to repurchase and remarket financed homes that are in default. The Company was subject to loss on such repurchases if a loss on a closed transaction exceeded reimbursement provisions available to the Company under the FRSA from an escrow account funded by collections of interest on the financed portfolio. The FRSA also allowed for revenue sharing distributions of excess reserves that accumulated under the escrow arrangement to the Company and 21st Mortgage Corporation. On a cumulative basis, the Company has reported approximately $1.75 million in revenue from distributions under the FRSA arrangement during fiscal years 2007 through 2009. The Company has determined that escrow balances should be sufficient to cover losses on repurchases in the normal course of business and has recognized revenue under the arrangement on an as-received basis and has not incurred losses on a cumulative basis on repurchased transactions throughout the term of the arrangement.

On October 25, 2011, the parties executed the Seventh Amendment to the FRSA which eliminated its repurchase obligation under the FRSA. Under this Amendment, the Company agreed to forego further reimbursements from the escrow account related to losses resulting from the liquidation of repossessed pre-owned homes as of the Amendment date which resulted in the Company recording a net reserve of approximately $3.5 million relating to its assessment of realizable value of the pre-owned homes under the revised arrangement. Since the Company’s repurchase obligation ceased with the execution of the Seventh Amendment, the guarantee liability that had been recorded under provisions of ASC 460 was reversed. This guarantee liability approximated $1.7 million.

The Company will continue to participate in revenue sharing under the FRSA and will continue to recognize distributions on an as received basis. Under provisions of the Seventh Amendment, no such distributions are likely to occur before December 31, 2015.

The Company will continue to monitor the value of its pre-owned inventory which is separately identified in the Company’s balance and will adjust the valuation, as circumstances warrant. Any adjustments to the valuation of this inventory will impact future income.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 3, 2012, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21, the FRSA and retirement community limited partnerships).

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

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Nobility Homes, Inc.

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. and subsidiaries (the “Company”) as of November 3, 2012, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and subsidiaries as of November 3, 2012, and the results of their operations and their cash flows for the year ended November 3, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Averett Warmus Durkee, P.A.

Orlando, Florida

July 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nobility Homes, Inc.

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. as of November 5, 2011 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 5, 2011 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Tampa, Florida

April 2, 2013

Nobility Homes, Inc.

Consolidated Balance Sheets

November 3, 2012 and November 5, 2011

	November 3,	November 5,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$7,352,480	$6,206,218
Short-term investments	320,946	799,297
Accounts and notes receivable	2,850,276	1,176,498
Mortgage notes receivable, current	3,483	2,364
Inventories	5,781,880	6,495,570
Pre-owned homes, current	2,503,164	2,208,767
Prepaid expenses and other current assets	480,055	419,477
Deferred income taxes	679,745	884,824

Total current assets	19,972,029	18,193,015

Property, plant and equipment, net	3,801,552	3,859,818
Pre-owned homes	4,430,833	6,549,555
Mortgage notes receivable, long term	186,516	188,559
Income tax receivable	248,164	248,164
Other investments	3,106,970	3,346,714
Deferred income taxes	1,237,255	1,032,176
Other assets	2,687,540	2,575,051

Total assets	$35,670,859	$35,993,052

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$404,546	$388,429
Accrued compensation	112,372	113,813
Accrued expenses and other current liabilities	514,520	865,887
Customer deposits	350,677	458,057

Total current liabilities	1,382,115	1,826,186

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,618,542	10,579,467
Retained earnings	32,572,678	32,524,828
Accumulated other comprehensive income	106,090	77,773
Less treasury stock at cost, 1,307,854 shares in 2012 and 1,308,763 shares in 2011	(9,545,057)	(9,551,693)

Total stockholders’ equity	34,288,744	34,166,866

Total liabilities and stockholders’ equity	$35,670,859	$35,993,052

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended November 3, 2012 and November 5, 2011

	Year Ended
	November 3, 2012	November 5, 2011

Net sales	$15,834,971	$13,428,699

Cost of goods sold	(12,975,478)	(11,121,399)
Impairment of pre-owned homes	—	(3,548,056)
Reversal of guarantee liability	—	1,707,230

Cost of goods sold	(12,975,478)	(12,962,225)

Gross profit	2,859,493	466,474

Selling, general and administrative expenses	(2,709,481)	(3,923,737)

Operating income (loss)	150,012	(3,457,263)

Other income (loss):
Interest income	59,834	169,521
Undistributed earnings in joint venture - Majestic 21	95,035	37,707
Losses from investments in retirement community limited partnerships	(334,779)	(2,338,036)
Miscellaneous	79,657	76,596

Total other loss	(100,253)	(2,054,212)

Income (loss) before provision for income taxes	49,759	(5,511,475)

Income taxes	—	—

Net income (loss)	49,759	(5,511,475)

Other comprehensive income (loss)
Unrealized investment gain (loss)	28,317	(12,066)

Comprehensive income (loss)	$78,076	$(5,523,541)

Weighed average number of shares outstanding:
Basic	4,056,843	4,056,144
Diluted	4,056,843	4,056,144

Net income (loss) per share:
Basic	$0.01	$(1.36)
Diluted	$0.01	$(1.36)

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended November 3, 2012 and November 5, 2011

	Common Stock Shares	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 6, 2010	4,056,144	$536,491	$10,482,920	$38,036,303	$89,839	$(9,551,693)	$39,593,860
Stock-based compensation	—	—	96,547	—	—	—	96,547
Unrealized investment loss	—	—	—	—	(12,066)	—	(12,066)
Net loss	—	—	—	(5,511,475)	—	—	(5,511,475)

Balance at November 5, 2011	4,056,144	536,491	10,579,467	32,524,828	77,773	(9,551,693)	34,166,866
Stock-based compensation	909	—	39,075	(1,909)	—	6,636	43,802
Unrealized investment gain	—	—	—	—	28,317	—	28,317
Net income	—	—	—	49,759	—	—	49,759

Balance at November 3, 2012	4,057,053	$536,491	$10,618,542	$32,572,678	$106,090	$(9,545,057)	$34,288,744

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended November 3, 2012 and November 5, 2011

	Year Ended
	November 3, 2012	November 5, 2011
Cash flows from operating activities:
Net income (loss)	$49,759	$(5,511,475)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	116,248	134,982
Amortization of bond premium/discount	1,668	24,995
Impairment of goodwill	—	59,665
Non cash adjustment for impairment of pre-owned homes	—	3,548,056
Non cash adjustment for reversal of guarantee liability	—	(1,707,230)
Non cash change in reserve for guarantee liability	—	24,609
Non cash adjustment for inventory valuation reserve	—	147,774
Undistributed earnings in joint venture - Majestic 21	(95,035)	(37,707)
Losses from investments in retirement community limited partnerships	334,779	2,338,036
Gain on disposal of property, plant and equipment	—	(5,767)
Stock based compensation	43,802	96,547
Decrease (increase) in:
Accounts receivable	(1,673,778)	(879,962)
Inventories	713,690	998,206
Pre-owned homes	1,824,325	(3,378,525)
Income taxes receivable	—	(3,799)
Prepaid expenses and other assets	(60,578)	(136,640)
(Decrease) increase in:
Accounts payable	16,117	167,794
Accrued compensation	(1,441)	(665)
Accrued expenses and other current liabilities	(351,367)	656,100
Customer deposits	(107,380)	(96,934)

Net cash provided by (used in) operating activities	810,809	(3,561,940)

Cash flows from investing activities:
Purchase of property, plant and equipment	(57,982)	(10,879)
Increase in cash surrender value of life insurance	(112,489)	(109,764)
Proceeds from the sale of property, plant and equipment	—	11,287
Collections on mortgage notes receivable	924	2,282
Proceeds from maturity of long-term investment	505,000	1,650,000

Net cash provided by investing activities	335,453	1,542,926

Increase (decrease) in cash and cash equivalents	1,146,262	(2,019,014)

Cash and cash equivalents at beginning of year	6,206,218	8,225,232

Cash and cash equivalents at end of year	$7,352,480	$6,206,218

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1	Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”) Nobility Parks I, LLC, Nobility Parks II, LLC and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and mortgage broker, and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. At November 3, 2012 Prestige operated eleven Florida retail sales centers: Ocala (2), Chiefland, Tampa, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda.

All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the reported financial condition and results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: valuation of pre-owned homes, the allowance for doubtful accounts, the carrying value of long-lived assets, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, warranty reserve and stock-based compensation.

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended November 3, 2012 and November 5, 2011 consisted of fifty-two week periods.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior

Notes to Consolidated Financial Statements

to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 3, 2012 or November 5, 2011.

Revenues by Products and Services – Revenues by net sales from manufactured housing, insurance agent commissions, and construction lending operations for the years ended November 3, 2012 and November 5, 2011 are as follows:

	2012	2011
Manufactured housing	$12,815,516	$11,041,824
Pre-owned homes-FRSA	2,310,588	1,454,650
Trade-in and other pre-owned homes	465,884	646,352
Insurance agent commissions	211,076	234,034
Construction lending operations	31,907	51,839

Total net sales	$15,834,971	$13,428,699

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At November 3, 2012 and November 5, 2011, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

Accounts receivable fluctuates due to the number of homes sold to independent dealers. The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer.

Investments – The Company’s investments consist of municipal and other debt securities as well as equity securities of a public company. During fiscal 2012, all of its municipal and other debt securities matured. Investments with maturities of less than one year are classified as short-term investments. Debt securities that the Company has the positive intent and ability to hold until maturity are accounted for as “held-to-maturity” securities and are carried at amortized cost. Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). The Company’s equity investment in a public company is classified as “available-for-sale” and carried at fair value. Unrealized gains on the available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income.

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

Trade in and other pre-owned homes are stated at cost or net realizable value. Homes taken as trade-ins are recorded at estimated actual cash value which approximates wholesale value. Other pre-owned homes are recorded at cost determined on the specific identification method and acquired from the Company’s joint venture partner, Majestic 21 and remarketed. Majestic 21 reimburses the Company for all costs related to these homes.

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

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity 21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact the economic performance of therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FASB ASC 810. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes as of November 3, 2012 and November 5, 2011. However, based on management’s evaluation, there was no impairment of this investment at November 3, 2012 or November 5, 2011.

The Company entered into an arrangement in 2002 to repurchase certain homes. Under this arrangement or any other arrangement, the Company is not obligated to repurchase any foreclosed/repossessed units of Majestic 21 as it does not have a repurchase agreement or any other guarantees with Majestic 21. However, the Company buys back foreclosed/repossessed units and acts as a remarketing agent. It resells those units through the Company’s network of retail centers as we believe it benefits the historical loss experience of the joint venture. The only impact on the Company’s operations from this arrangement are commissions earned on the resale of these units and interest received from Majestic 21 for funds the company used to carry the units while in inventory.

On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note has historically been in excess of 100% of the collateral value. As of November 3, 2012, the outstanding principal balance of the note was $2,484,600 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $3,367,869. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

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

Effective October 25, 2011, the parties entered into a Seventh Amendment to the FRSA that made the following changes:

•	The Company’s obligation to buyback contracts on repossessed homes ceased as of October 25, 2011.

•

Any homes repurchased as of October 25, 2011 that had not yet been re-sold are to be liquidated by the Company and there will be no reimbursement from the FRSA escrow, for any expenses or losses upon sale of the home.

Notes to Consolidated Financial Statements

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

As a result of these changes, the Company on October 25, 2011, recorded an impairment charge of $4,098,824 to reduce the value of the repossessed inventory to its estimated realizable value, without consideration to future reimbursement which would be no longer available to the Company. Beginning in 2009, the Company recorded a reserve for losses for disposition of the repossessed home to facilitate the potential accelerated sales. This balance had accumulated to $550,768 at November 5, 2011. Consequently, the remaining impairment charge recorded in the 4th quarter of fiscal 2011 related to the execution of the Seventh Amendment was $3,548,056.

Other Investments – During 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment of $2,360,000 provided the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2008, Nobility Parks I, LLC sold $825,250 of its ownership at cost, which reduced the Company’s investment, and percentage of earnings/losses by the same amount to 31.9%.

During 2008, the Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The investment of $4,030,000 provided the Company with 49% of the earnings/losses of the 403 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2009, Nobility Parks II, LLC sold $40,000 of its ownership at cost, which reduced the Company’s investment, and percentage of earnings/losses by the same amount to 48.5%.

See further discussion of these investments in Note 5.

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

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2012 and 2011 are as follows:

	2012	2011

Beginning accrued warranty expense	$75,000	$75,000
Less: reduction for payments	(176,074)	(201,503)
Plus: additions to accrual	176,074	201,503

Ending accrued warranty expense	$75,000	$75,000

Notes to Consolidated Financial Statements

The Company’s limited warranty covers substantial defects in material or workmanship in specified components of the home including structural elements, plumbing systems, electrical systems, and heating and cooling systems which are supplied by the Company that may occur under normal use and service during a period of twelve (12) months from the date of delivery to the original homeowner, and applies to the original homeowner or any subsequent homeowner to whom this product is transferred during the duration of this twelve (12) month period.

The Company tracks the warranty claims per home. Based on the history of the warranty claims, the Company has determined that a majority of warranty claims usually occur within the first three months after the home is sold. The Company determines its warranty accrual using the last three months of home sales.

Accrued Home Setup Costs – Accrued home setup costs represent amounts due to vendors and/or independent contractors for various items related to the actual setup of the home on the retail home buyers’ site. These costs include appliances, air conditioners, electrical/plumbing hook-ups, furniture, insurance, impact/permit fees, land/home fees, extended service plan, freight, skirting, steps, well, septic tanks and other setup costs and are included in accrued expenses in the accompanying consolidated balance sheets. See Note 9 of “Notes to Consolidated Financial Statements”.

Stock-Based Compensation – At November 3, 2012, the Company has a stock incentive plan (the “Plan”) which authorizes the issuance of options to purchase common stock. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

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

Advertising – Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $222,900 and $304,600 for fiscal year 2012 and 2011, respectively.

Audit Fees – The Company generally records audit fees in the period in which services are provided. Audit fees relating to the finalization of the audit generally will be reflected in the financial statements of the subsequent year. Due to certain issues, primarily relating to FRSA accounting matters that occurred during 2011 the Company will reflect significant audit fees in financial statements for fiscal year 2012 and 2013 relating to the finalization of the fiscal 2011 audit. Audit fees in fiscal year 2012 were $279,891 all of which related to the completion of the 2011 audit.

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

Net Income (Loss) per Share – These financial statements include “basic” and “diluted” net income (loss) per share information for all periods presented. The basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding. The diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for dilutive common shares.

For the year ended November 3, 2012 and November 5, 2011, options to purchase 54,150 and 95,400 shares, respectively, have been excluded from the computation of potentially dilutive securities as the effect on net income (loss) per share is antidilutive.

Shipping and Handling Costs – Net sales include the revenue related to shipping and handling charges billed to customers. The related costs associated with shipping and handling is included as a component of cost of goods sold.

Notes to Consolidated Financial Statements

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

Major Customers – Sales to two publicly traded REIT’S (Real Estate Investment Trusts) which own multiple retirement Communities in our market area accounted for $1,952,795 or 12% and $3,416,285 or 22% of our total sales in fiscal year 2012. In fiscal year 2011 one REIT accounted for $1,969,140 or 15% of our total sales.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2011. In this update, an entity has the option to first assess qualitative factors to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step impairment test. However, if an entity concludes otherwise, then performing the two-step impairment test is unnecessary. The Company has adopted ASU 2011-08.

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

Reclassifications – Certain amounts in the fiscal year 2011 consolidated financial statements have been reclassified to conform to the fiscal year 2012 presentation. Such reclassifications had no effect on net income (loss) or equity.

NOTE 2	Investments

Investments in “held-to-maturity” and “available-for-sale” debt and equity securities were as follows:

	November 3, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities (carried at fair value):
Equity securities in a public company	$167,930	$153,016	$—	$320,946

Total investments	$167,930	$153,016	$—	$320,946

	November 5, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities (carried at amortized cost):
Municipal securities	$506,668	$9,977	$—	$516,645

Available-for-sale securities (carried at fair value):
Equity securities in a public company	167,930	124,699	—	292,629

Total investments	$674,598	$134,676	$—	$809,274

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

Contractual maturities of “held-to-maturity” debt securities were as follows:

	November 3, 2012		November 5, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$—	$—	$506,668	$516,645
Due in 1 - 5 years	—	—	—	—

	$—	$—	$506,668	$516,645

There were no sales of “available-for-sale” securities during the fiscal years 2012 or 2011.

Notes to Consolidated Financial Statements

A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including “held-to-maturity” and “available-for-sale” securities disclosed above was as follows:

	November 3, 2012	November 5, 2011

Available-for-sale equity securities	$320,946	$292,629
Held-to-maturity debt securities included in short-term investments	—	506,668

Total short-term investments	$320,946	$799,297

NOTE 3	Fair Values of Financial Investments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying amount and fair market value of the Company’s short and long-term investments are as follows:

	November 3, 2012	November 5, 2011
Carrying amount	$320,946	$799,297
Fair value	$320,946	$809,274

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value at November 3, 2012 and November 5, 2011.

	November 3, 2012
	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments
Equity securities in a public company	$320,946	$—	$—
Non-recurring fair value investment	—	—	757,924

	$320,946	$—	$757,924

	November 5, 2011
	Level 1	Level 2	Level 3
Available for sale equity securities included in short-term investments
Equity securities in a public company	$292,629	$—	$—
Non-recurring fair value investment	—	—	1,092,703

	$292,629	$—	$1,092,703

Notes to Consolidated Financial Statements

The Company is not required to account for their debt security investments at fair value as they are classified as held-to-maturity and therefore are not included in the above table. The level 3 non-recurring fair value investment represents the investment in Cypress Creek limited partnership.

NOTE 4	Related Party Transactions

Affiliated Entities

TLT, Inc. – The President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). The President owns between a 24.75% and a 49.5% direct and indirect interest in each of these limited partnerships. The Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2012 and 2011.

Walden Woods – In June of 2011, the general partner of Walden Woods determined that he was unable to obtain replacement financing. The Company’s principal shareholder did arrange financing to satisfy the creditor and on June 30, 2011, purchased the note and took assignment of the mortgage, from the creditor. Subsequent to acquiring the note, the Company’s principal shareholder obtained a Deed in Lieu of foreclosure on the Walden Woods property, thereby removing it from Walden Woods and giving 100% ownership of the Walden Woods property to a newly formed entity Walden Woods South LLC (“South”) owned by the Company’s principal shareholder. The Company’s principal shareholder then contributed a 31.9% interest in South to the Company which restored the Company back to the same ownership percentage in the Walden Woods property it held previously.

NOTE 5	Other Investments

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

On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, the Majestic 21 would have to pay down the note’s principal balance to an amount that is not more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 3, 2012, the outstanding principal balance of the note was $2,484,600 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $3,367,869. Should the collateral not be sufficient, the Company’s maximum exposure at November 3, 2012 would be 50% or $1,242,300 of the outstanding principal balance. Based upon management’ analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Notes to Consolidated Financial Statements

The following is summarized financial information of the Company’s joint venture:

	November 3, 2012	November 5, 2011
Total Assets	$15,368,882	$13,009,536
Total Liabilities	$11,170,792	$9,001,517
Total Equity	$4,198,091	$4,008,019
Net Income	$190,072	$75,413

There were no distributions received from the joint venture in fiscal years 2012 and 2011.

With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21.

Investment in Retirement Community Limited Partnerships – During 2008, the Company formed a limited liability company called Nobility Parks I, LLC to invest in a new Florida retirement manufactured home community, Walden Woods, III Ltd. (Walden Woods) located in Homosassa, Florida. The investment of $2,360,000 provided the Company with 49% of the earnings/losses of the 236 residential lots. The investment amount is equivalent to $10,000 per residential lot. The investment is included in Other Investments in the accompanying consolidated balance sheets. Nobility Parks I, LLC has the right to assign some of its ownership to partners other than Nobility Homes. During fiscal year 2008, Nobility Parks I, LLC sold $825,250 of its ownership at cost, which reduced the Company’s investment, and percentage of earnings/losses to 31.9%.

Walden Woods was put into chapter 11 bankruptcy protection in August 2010 by the general partner to seek protection from its creditors. The agreement related to this refinancing was finalized at a mediation hearing between the general partner and the existing lender on January 27, 2011 and resulted in a significant reduction of Walden Woods’ debt and was approved by the bankruptcy court. In June of 2011, the general partner of Walden Woods determined that he was unable to obtain replacement financing. The Company’s principal shareholder did arrange financing to satisfy the creditor and on June 30, 2011, purchased the note and took assignment of the mortgage, from the creditor. Subsequent to acquiring the note, the Company’s principal shareholder obtained a Deed in Lieu of foreclosure on the Walden Woods property, thereby removing it from Walden Woods and giving 100% ownership of the Walden Woods property to a newly formed entity Walden Woods South LLC (“South”) owned by the Company’s principal shareholder. The Company’s principal shareholder then contributed a 31.9% interest in South to the Company which restored the Company back to the same ownership percentage in the Walden Woods property it held previously. Because the Company’s investment in Walden Woods was determined to be worthless due to the disposition of Walden Woods community from Walden Woods to South, the Company wrote-off its entire investment in Walden Woods. It was also determined that the action by the Company’s principal shareholder to contribute the interests in South to the Company should be reflected as a contribution of capital with a resulting adjustment being reflected as the value of its investment in South (and the underlying Walden Woods community). The Company assessed the fair value of the South contribution using projected financial information Based on that analysis, the value of the South contribution to the Company was deemed to be nominal. The Company attributes this to reduced sales activity level caused by the continued slump in the housing market in the locale of Walden Woods community that had become apparent at the time. Additionally, the Company attributes the decline in value to the lack of marketing support that was previously provided by Walden Wood’s general partner. The result of these transactions and assessments are that the Company has fully impaired its investment in Walden Woods in the third quarter of 2011 and recorded no value for the contribution of South resulting in a charge to losses from investments in retirement community limited partnerships of $791,355.

It was also determined that the action by the Company’s principal shareholder to explicitly guarantee the financing used to purchase Walden Woods community created an implicit guarantee from the Company. The Company is considered to currently have an implicit guarantee with South because it is a related party to the primary guarantor. This implicit guarantee created a variable interest entity as defined in Accounting Standard Codification (ASC) 810. In determining the primary beneficiary of the variable interest entity, the Company has determined the principal shareholder has the power to direct the activities that most significantly impact the economic performance of the Walden Woods South. As such, in accordance with ASC 810, South has not been consolidated in the financial statements of the Company.

During 2008, the Company formed a limited liability company called Nobility Parks II, LLC to invest in a new Florida retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The investment

Notes to Consolidated Financial Statements

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

In 2011, the Company assessed the fair value of the investment in Cypress Creek using projected activity and, based on that analysis, management determined that the balance of the investment in Cypress Creek exceeded the Company’s proportional share of Cypress Creek’s fair value. As such the Company recorded an impairment charge to the investment of $1,300,000 in the third quarter of 2011. The fair value of the partnership is estimated using an income approach. The Company attributes the reduced value being caused by the continued slump in the housing market in the locale of Cypress Creek.

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

The following is summarized financial information of South and Cypress Creek as of September 30, 2012 and September 30, 2011*:

	September 30, 2012	September 30, 2011
Total Assets	$14,159,361	$14,814,992
Total Liabilities	$14,829,587	$14,600,044
Total Equity	$(670,226)	$214,948

*	Due to South, and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter.

The following table summarizes the change in the investments and the costs incurred for fiscal year 2012 and 2011:

	South	Cypress Creek	Loss

Investment at November 6, 2010	$863,053	$2,567,686
Losses on investments	(71,698)	(174,983)	$(246,681)
Impairment losses on investments	(791,355)	(1,300,000)	(2,091,355)

Investment at November 5, 2011	—	1,092,703	(2,338,036)

Losses on investment	—	(334,779)	(334,779)

Investment at November 3, 2012	$—	$757,924	$(334,779)

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

Notes to Consolidated Financial Statements

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

The Company has applied ASC 460 accounting concepts to the repurchase obligation related to the FRSA. The liability was estimated at $1,682,621 at the end of fiscal year ended November 6, 2010. The Company estimated the fair value of the underlying guarantees relating to the FRSA on a loan by loan basis. The Company estimated the fair value for the repurchase obligation based on the specific underlying characteristics of each loan, including estimated cash outflows that would be incurred by a guarantor and a premium that would be required to be paid a third party to induce that party to participate in the arrangement. With the signing of the Seventh Amendment as discussed below, we determined that we had no continuing guarantee arrangement under the FRSA and reversed the existing guarantee liability. The impact of this increased income by $1,707,230 in the fourth quarter of 2011.

In connection with the signing of the Seventh Amendment on October 25, 2011, the Company recorded an impairment charge of $4,098,824 to reduce the value of the repossessed inventory to its estimated realizable value, without consideration to future reimbursements which would be no longer available to the Company. The Company also reversed a reserve for losses for disposition of the repossessed home used to facilitate the potential accelerated sales in the amount of $550,768 at November 5, 2011. Consequently, the net charge recorded in the 4th quarter related to the execution of the Seventh Amendment was $3,548,056.

The net impact on 2011 Cost of Sales as a result of the execution of the Seventh Amendment was $1,840,826, which includes the recording of the inventory valuation reserve to reflect the loss of reimbursement provisions of the FRSA offset by the reversal of the guarantee liability which is no longer required as a result of the elimination of the repurchase obligation under the arrangement.

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

Also, the Company no longer has a continuing involvement as discussed above related to the repossessed homes that are bundled with land sales. Accordingly, bundled transactions treated under the installment method were recognized in the fourth quarter 2011 as a result of the signing of the Seventh Amendment. This resulted in an increase in sales of $733,467 in the fourth quarter of 2011 and an increase in gross profit of $54,869.

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

Notes to Consolidated Financial Statements

	Fiscal Years
	2012	2011

Homes repurchased	4	53
Cost of repurchased homes	$275,572	$4,560,809

Number of repurchased homes sold	30	20
Cost of repurchased homes sold	$2,530,642	$1,733,676

Liquidation costs of repurchased homes sold	$254,977	$321,167

Liquidation reimbursement from 21st Mortgage Corporation	$—	$676,947

Decrease of inventory impairment reserve	$475,031	$—

Impact upon results of operations	$—	$76,754

NOTE 6	Inventories

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

As described in Note 5 to these financial statements, the Company entered into the Seventh Amendment to the FRSA in the fourth quarter of 2011. As a result, the Company took responsibility to liquidate the then existing pre-owned inventory without further reimbursement of funds from the escrow account. In assessing the accounting for this amendment, the Company reassessed the expected time frames to liquidate the inventory.

The Company expects that the repossessed inventory will be sold over the next 3 years and will monitor and reduce, if necessary, the value of this inventory if circumstances so indicate in future periods.

Other inventory costs are determined on a first-in, first-out basis.

Notes to Consolidated Financial Statements

A breakdown of the elements of inventory at November 3, 2012 and November 5, 2011 is as follows:

	November 3, 2012	November 5, 2011

Raw materials	$505,122	$463,255
Work-in-process	90,444	89,695
Finished homes	5,140,200	5,859,900
Model home furniture and others	46,114	82,720

Inventories, net	$5,781,880	$6,495,570

Pre-owned homes *	$10,335,524	$12,857,146
Inventory impairment reserve	(3,401,527)	(4,098,824)

	6,933,997	8,758,322
Less homes expected to sell in 12 months	(2,503,164)	(2,208,767)

Pre-owned homes, long-term	$4,430,833	$6,549,555

*	The following table summarizes a breakdown of pre-owned homes inventory for fiscal year 2012 and 2011:

	FRSA pre-owned homes	Trade in and other pre-owned homes	Total pre-owned homes

Balance at November 6, 2010	$9,059,229	$419,392	$9,478,621
Purchased	4,560,809	1,049,821	5,610,630
Sold	(1,733,676)	(498,429)	(2,232,105)

Balance at November 5, 2011	11,886,362	970,784	12,857,146
Purchased	275,572	167,281	442,853
Sold	(2,530,643)	(433,832)	(2,964,475)

Balance at November 3, 2012	$9,631,291	$704,233	$10,335,524

An analysis of the inventory impairment reserve at November 3, 2012 and November 5, 2011 is as follows:

	November 3, 2012	November 5, 2011
Beginning inventory impairment reserve	$4,098,824	$550,768
Less: Reductions for homes sold	(475,031)	—
Inventory holding costs	(251,067)	—
Plus: Additions to impairment reserve	28,801	3,548,056

Ending inventory impairment reserve	$3,401,527	$4,098,824

Notes to Consolidated Financial Statements

NOTE 7	Properties, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	November 3, 2012	November 5, 2011

Land	-	$2,349,383	$2,349,383
Land improvements	10-20	872,977	872,977
Buildings and improvements	15-40	2,571,628	2,514,877
Machinery and equipment	3-10	1,131,687	1,131,687
Furniture and fixtures	3-10	489,979	488,748

		7,415,654	7,357,672
Less accumulated depreciation		(3,614,102)	(3,497,854)

		$3,801,552	$3,859,818

NOTE 8	Other Assets

Other assets are comprised of the following:

	November 3, 2012	November 5, 2011

Cash surrender value of life insurance	$2,531,253	$2,418,764
Other	156,287	156,287

Total other assets	$2,687,540	$2,575,051

NOTE 9	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	November 3, 2012	November 5, 2011

Accrued warranty expense	$75,000	$75,000
Accrued legal	18,000	451,207
Accrued taxes	159,014	147,771
Other accrued expenses	262,506	191,909

Total accrued expenses and other current liabilities	$514,520	$865,887

NOTE 10	Income Taxes

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

Notes to Consolidated Financial Statements

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not reflect any amounts for interest and penalties in its 2012 or 2011 statements of operations, nor are any amounts accrued for interest and penalties at November 3, 2012 or November 5, 2011.

The provision for income taxes for the years ended consists of the following:

	November 3, 2012	November 5, 2011

Current tax benefit:
Federal	$—	$—
State	—	—

	—	—

Deferred tax benefit	10,034	(2,104,915)
Valuation allowance	(10,034)	2,104,915

Income tax benefit	$—	$—

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	November 3, 2012	November 5, 2011

Provision - federal statutory tax rate	$16,918	$(1,873,902)
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1,947	(200,067)
Permanent differences:
Tax exempt interest	(1,317)	(26,487)
Changes in DTA valuation allowance	(10,034)	2,104,915
Other	(7,514)	(4,459)

Income tax benefit	$—	$—

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	November 3, 2012	November 5, 2011

Deferred tax assets:
Allowance for doubtful accounts	$87,261	$87,261
Inventories	1,428,743	1,623,018
Carrying value of other investments	1,799,252	1,705,116
Accrued expenses	42,275	251,295
Stock-based compensation	276,087	260,142
Net operating loss carryforwards	552,877	239,607
Valuation allowance	(2,118,135)	(2,128,169)

Total deferred tax assets	2,068,360	2,038,270

Deferred tax liabilities:
Depreciation	(30,274)	(29,314)
State income tax refunds	(57,605)	(41,349)
Amortization	(52,105)	(45,330)
Prepaid expenses	(11,376)	(5,277)

Net deferred tax assets	$1,917,000	$1,917,000

Notes to Consolidated Financial Statements

At November 3, 2012, the Company has unused net operating loss carry forwards totaling approximately $1.4 million that may be applied against taxable income. If not used, the net operating loss carry forwards of $.6 and $.8 million will expire in 2031 and 2032 respectively.

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	November 3, 2012	November 5, 2011

Current assets:
Deferred tax assets	$1,558,278	$1,961,573
Deferred tax liabilities	(127,468)	(94,457)
Valuation allowance	(751,065)	(982,292)

Net current deferred taxes	679,745	884,824

Non-current assets:
Deferred tax assets	2,686,703	2,252,694
Deferred tax liabilities	(82,379)	(74,642)
Valuation allowance	(1,367,069)	(1,145,876)

Net non-current deferred taxes	1,237,255	1,032,176

Net deferred tax asset	$1,917,000	$1,917,000

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In fiscal 2012 and 2011 the Company has determined that, due to significant negative evidence as a result of losses in numerous consecutive years, a valuation reserve is required to reduce the Company’s net deferred taxes to a level supportable by certain tax planning strategies that could be enacted to realize deferred tax assets, if necessary.

The primary tax planning strategy is the potential sale of real estate, primarily land not currently used in the operations of the Company, to generate taxable gains. The Company has assessed that these strategies would result in the realization of approximately $1.9 million of deferred tax assets. The amounts of deferred tax assets above this amount are reserved with a valuation allowance. The valuation allowance is approximately $2.1 million at November 3, 2012 and November 5, 2011.

The Company’s tax planning strategies include estimates as to the amount of gains on sales of properties that could be realized. The Company believes these amounts are reasonable and supportable but, if circumstances change, these amounts could be affected which would impact the amount of net deferred taxes which would be supportable. The Company will continue to monitor these matters at each future reporting period.

NOTE 11	Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company did not repurchase any shares of its common stock during fiscal years 2012 or 2011.

NOTE 12	Stock Option Plan

In June 2011, the Company’s Board of Directors adopted and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee directors. A total of 300,000 shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. At November 3, 2012, options available for future grant under the plan were 300,000 and no options were outstanding.

The Company has 54,150 stock options outstanding that were granted pursuant to individual award agreements outside of the 2011 Plan. The Company does not expect to award additional stock options outside of the 2011 Plan in the future.

Notes to Consolidated Financial Statements

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2012 and 2011, the Company recognized approximately $39,100 and $96,600 in compensation cost related to stock options.

A summary of information with respect to options granted is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at 11/6/2010	120,110	$7.91 - 26.56	$22.34

Granted	6,000	8.49	8.49
Exercised	—	—	—
Canceled	(30,710)	7.91 - 26.56	23.42

Outstanding at 11/5/2011	95,400	7.91 - 26.56	21.12

Granted	—	—	—
Exercised	—	—	—
Canceled	(41,250)	7.91 - 26.56	23.66

Outstanding at 11/3/2012	54,150	7.91 - 26.56	$19.19	$—

The weighted-average grant-date fair value of options granted during fiscal year 2011 was $2.87 per option.

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2012 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on November 3, 2012.

The following table summarizes information about the outstanding stock options at November 3, 2012:

Options Outstanding				Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 26.38	23,750	1	$26.38	23,750	$26.38
18.50	15,250	2	18.50	10,675	18.50
7.91	8,150	3	7.91	3,668	7.91
10.45	3,500	4	10.45	875	10.45
8.49	3,500	5	8.49	350	8.49

	54,150	3	$19.19	39,318	$22.00

The fair value of each option is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the option. The dividend yield was calculated by dividing the current

Notes to Consolidated Financial Statements

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

The weighted-average assumptions used in the Black-Scholes model were as follows:

Stock Option Granted in Fiscal Year
2011
Risk-free interest rate	4.3%
Expected volatility of stock	28%
Dividend yield	0.0%
Expected option life	5 years

As of November 3, 2012, there is $26,498 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.91 years.

NOTE 13	Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution of up to 20% of an employee’s contribution, up to a maximum of 6% of an employee’s compensation. No contribution expense was charged to operations in fiscal years 2012 and 2011.

NOTE 14	Commitments and Contingent Liabilities

On September 17, 2012, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) informing the Company that it has not regained compliance with NASDAQ Listing Rule 5250(c)(1) within the 180 day extension period previously granted by NASDAQ and, on September 19, 2012, removed the Company’s securities from listing and registration on the NASDAQ Stock Market.

The Company’s common stock currently trades under the symbol NOBH on the OTC Markets Group, Inc. (the “Pink Sheets’). The Company’s common stock will be eligible for trading only on the Pink Sheets unless and until it is eligible for trading on the OTC Bulletin Board (“OTCBB”). OTCBB trading may occur only if a market maker applies to quote the Company’s common stock; however, a potential market maker’s application to quote the Company’s common stock on the OTCBB will not be cleared until the Company is current in its reporting obligations under the Securities Exchange Act of 1934. There is no assurance that the Company will become current in its reporting obligations, that any market maker will apply to quote the Company’s common stock or that the Company’s common stock will become eligible to trade on the OTCBB.

The Company is delinquent in its periodic filings required under the Securities Exchange Act of 1934. The Securities and Exchange Commission (SEC) has issued the Company a letter of notification that inaction to bring the Company’s filings current may result in de-registration of the Company with the SEC. Loss of this status may limit the Company’s ability to access capital markets. The Company is working to file the delinquent reports, but there is no assurance that the Company will be able to file its delinquent filings.

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through April 2016. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to approximately $115,673 and $181,075 in fiscal year 2012 and 2011, respectively.

Notes to Consolidated Financial Statements

Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of November 3, 2012 are as follows for the fiscal years ending:

2013	$47,508
2014	45,689
2015	25,680
2016	8,560

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 3, 2012, the outstanding principal balance of the note was $2,484,600 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $3,367,869. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On November 3, 2012 there was approximately $256,073 in loan loss reserves or 1.23% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

NOTE 15	Subsequent Event

In November 2012, the retail model center located in Tampa, Florida was closed.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate and effective internal control over financial reporting in order to provide reasonable assurance of the reliability of the Company’s financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting involves policies and procedure that (I) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use or disposition of the issuer Company assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 3, 2012 based on criteria established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were not effective.

Correction of Internal Control Weaknesses Reported in Form 10-K for Fiscal Year Ended November 5, 2011

The Company, in the preparation of its fiscal 2011 financial statements, assessed that it had an inadequate level of expertise in a number of areas relating to its accounting and financial reporting function. Specifically, the Company encountered difficulties in accounting for certain transactions all of which resulted in significant adjustments being recorded in fiscal 2011 or in a requirement to revise previously issued financial statements and some of which have resulted in a significant delay in the completion of our Annual Report on Form 10-K for the fiscal year ended November 5, 2011 and have caused significant delinquencies in other periodic SEC filings.

Subsequent to fiscal year 2012, the Company has taken specific remediation actions to address the material control weaknesses noted below and in its fiscal 2011 Form 10-K. Due to the revision of the FRSA as discussed in the notes to the Company’s financial statements, certain complexities of that arrangement have been eliminated but others relating to the valuation of pre-owned inventory remain. The Company has engaged an independent consultant who is a Certified Public Accountant and is familiar with periodic SEC filings to assist Company personnel with periodic accounting and financial reporting for (i) minority owned investments; (ii) income taxes; (iii) inventory valuation, (iv) preparation of periodic filings required by the Exchange Act, and (v) other areas as identified by us or our consultant. The Company believes that this action will adequately mitigate the control issues we identified in our 2011 Form 10-K which are discussed in the following paragraphs. The Company implemented this remedial action in the second quarter of fiscal year 2013 and this action was in place during the time frame in which the fiscal year 2012 10-K was prepared but was not in place as of November 3, 2012 and accordingly we have reported that as of November 3, 2012 our controls were not effective for the same reasons identified in our fiscal year 2011 Form 10-K.

Following is a discussion of the areas in which the Company identified specific material control weaknesses in its accounting processes in fiscal 2011-

Accounting for minority owned investments

The Company recorded significant impairment charges related to these investments in its fiscal 2011 financial statements. Various aspects of this impairment charge were not fully analyzed and understood by the Company’s accounting staff which resulted in the Company not reflecting this impairment charge on an accurate and timely basis within its internal accounting records.

Income tax accounting matters

Management engaged an independent tax specialist to assist in the determination of its tax provision and related tax accounting matters though the Company does not have a practice of consulting with this specialist on a routine basis and did not put in place oversight of this function to effectively manage the process. The specialist became unavailable during a time frame relating to the preparation of certain of the financial statements required to be filed by the Company periodically under the Exchange Act and management attempted to use its in-house personnel to determine its tax accounting. Such personnel lacked the requisite tax and accounting expertise to complete the assessment of its tax matters on a timely and accurate basis.

Accounting for the FRSA

The Company did not have procedures in place to properly identify and account for the ASC 460 liability embedded in the FRSA which is discussed in the financial statements included in the Company’s Form 10-K for fiscal 2011. This has caused past inaccuracies in the accounting for the FRSA and has caused significant delays in the Company’s required periodic SEC filings.

Inability to complete periodic filings required by the Securities Exchange Act of 1934 on a timely basis

Difficulties caused by the inability to resolve matters related to the accounting for the ASC 460 liability embedded in the FRSA have caused significant delays in the Company’s required periodic filings under the Exchange Act. Although these matters have been resolved, the Company has not been able to make sufficient progress in completing its delinquent filings and has thus continued to be delinquent in its filings. As discussed in Note 14 of the Company’s financial statements included in the Company’s Form 10-K for fiscal 2011, the SEC has notified the Company that its failure to bring these filings current may result in de-registration of the Company as a registrant. The Company is in the process of bringing its filings current.

The Company’s overall assessment based on the matters identified above was that its inability to deal with these complex accounting transactions in an accurate and timely manner and to complete its periodic filings within prescribed initial or extended time frames is indicative that it needs to upgrade its accounting capabilities either through its hiring process or through reliance on additional independent outside expertise. Since the latter approach was taken, the Company recognizes that it will need to improve its processes to manage its outside experts to prevent issues which arose relating to the second matter discussed above. The Company also identified certain practices in the administration of its accounting function that it needs to address and improvement through more frequent preparation of financial statements; adoption of procedures for review of analysis and originating sources of entry into its accounting records; adopting procedures to review the accounting implications of key agreements under which the Company does or will operate in the future; and various matters related to routine recordkeeping. As noted above, these matters were addressed subsequent to fiscal 2012 but during the time frame during which the fiscal 2012 Form 10-K was prepared. We believe that as of the filing of this Form 10-K that we have taken appropriate remedial actions to correct or which will correct the deficiencies that we identified in our fiscal year 2011 Form 10-K.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As discussed above, the changes as described above were made after the fourth quarter of fiscal 2012.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following paragraphs provide biographies of each of our nominees. These biographies contain information regarding the person’s service as a director, business experience, and director positions held currently or at any time during the last five years and information regarding involvement in certain legal or administrative proceedings, if applicable.

We believe that each nominee possesses the characteristics that are expected of all directors namely, independence, integrity, sound business judgment and a willingness to represent the long-term interests of all shareholders. The experiences, qualifications, attributes and skills that caused the nominating committee and the board to determine that the person should serve as a director of our Company are described in each nominee’s biography.

Information concerning Nobility’s directors is as follows:

Name (Age)	Principal Occupation or Employment; Certain Other Directorships	Year First Became Director
Terry E. Trexler (73)	Our chairman of the board, chief executive officer and president for more than five years; Mr. Trexler is also president of TLT, Inc. Mr. Trexler has a long history as the Company’s chief executive officer and extensive experience in the manufactured home industry.	1967

Thomas W. Trexler (49)	Our executive vice president and chief financial officer since December 1994; president of Prestige Home Centers, Inc. since June 1995; director of Prestige since 1993 and vice president from 1991 to June 1995; president of Mountain Financial, Inc. since August 1992; vice president of TLT, Inc. since September 1991. Mr. Trexler has extensive experience in the manufactured home industry. Thomas W. Trexler is the son of Terry E. Trexler, Nobility’s president and chairman of the Board.	1993

Richard C. Barberie (74)	Our vice president of purchasing from December 1994 until his retirement in June 1995; our executive vice president for more than five years prior to December 1994. Mr. Barberie has prior experience as our vice president.	1975

Robert P. Holliday (74)	President of Chariot Eagle, Inc. (which is engaged in the park model and manufactured home business) since 1984 and president of Chariot Eagle-West, Inc. since 1995. Mr. Holliday has prior experience in the manufactured home industry.	1996

Robert P. Saltsman (60)	Attorney and CPA in private practice since 1983; prior to 1983, Mr. Saltsman was employed as a CPA by Arthur Andersen & Co. in Orlando, Florida. Mr. Saltsman has extensive expertise in accounting.	1988

Our president and the executive vice president each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2012 and 2011.

Executive Officers

Jean Etheredge (67)	Our Secretary for more than five years.

Lynn J. Cramer, Jr. (67)	Our Treasurer for more than five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, a Form 4 reporting the acquisition or disposition of Nobility securities by an officer, director or 10% shareholder must be filed with the SEC no later than the second business day after the date on which the transaction occurred unless certain exceptions apply. Most transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of our fiscal year. Based on information provided by our directors and executive officers, during the fiscal year ended November 3, 2012, all required reports were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, executive vice presidents and controller. The code has been designed in accordance with provisions of the Sarbanes-Oxley Act of 2002, to promote honest and ethical conduct.

Our code of ethics is available on our website at www.nobilityhomes.com. You may also obtain a copy of the Nobility Homes, Inc. Code of Ethics, at no cost, by forwarding a written request to the Secretary of Nobility at 3741 SW 7th Street, Ocala, Florida 34474.

Shareholder Nominations

The nominating committee will consider suggestions for potential director nominees nominated by our board from many sources, including management and our shareholders. Any such nominations, together with appropriate biographical information, should be submitted to the nominating committee by sending a letter to our corporate secretary at 3741 SW 7th Street, Ocala, Florida 34478. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Shareholder Nomination For Director.”

In evaluating director nominees, including candidates submitted by shareholders, the nominating committee will consider the candidate’s experience, integrity, ability to make independent analytical inquiries, understanding of our business environment and willingness to devote adequate time to board duties. The nominating committee will also consider whether a candidate meets the definition of “independent director” under NASDAQ rules. There are no stated minimum criteria for director nominees, and the nominating committee may also consider such other factors as it deems to be in the best interest of Nobility and its shareholders

Audit Committee

Our audit committee has been established in accordance with Section 3(a) (58) (A) of the Exchange Act. During fiscal 2012, our audit committee was comprised of Messrs. Robert Saltsman, Robert Holliday and Richard Barberie, all of whom are considered independent under current NASDAQ rules. The board of directors has determined that Mr. Robert Saltsman is the audit committee financial expert. Our audit committee has a written charter which establishes the scope of the committee’s responsibilities and how it is to carry out those responsibilities. The audit committee charter charges the committee with overseeing management’s conduct of our financial reporting process, including: (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our internal and external auditors. The audit committee charter is available on our website at www.nobilityhomes.com. The audit committee met one time during fiscal 2012.

Item 11.	Executive Compensation

Overview

The compensation committee of our board of directors established, subject to the approval of the full board of directors, the compensation for our chief executive officer and our chief financial officer who is our only officers whose total compensation for the fiscal year ended November 3, 2012 exceeded $100,000. We refer to these individuals as the “named executive officers.”

Because we are a small company, our compensation committee has sought to avoid the expense of retaining an outside compensation consultant to assist the committee with compensation plan design. The compensation committee takes into consideration recommendations of our CEO for compensation for officers other than our CEO.

Base Salary. The compensation committee sets salary levels for named executive officers so as to reflect the duties and level of responsibilities inherent in their positions and current economic conditions relating to our business. In establishing salary levels, the compensation committee considers the particular qualifications and level of experience of the individual holding the position in establishing a salary level when the individual is first appointed to a given position.

At his request, our CEO’s base salary has remained fixed for the last five fiscal years because a major incentive for his performance is the value of his substantial stock ownership in Nobility. Our CFO receives the same base salary as our CEO, with the majority of his compensation paid as quarterly incentive compensation. Due to the challenging economic environment in which we currently operate, we did not increase our CFO’s base salary for fiscal 2008, 2009, 2010, 2011 or 2012.

Quarterly Incentive Bonuses. We provide certain employees, including the named executive officers, the opportunity to earn a quarterly incentive bonus based on an evaluation of the employee’s individual performance and our performance. The bonus pool is based on a specified percentage of earnings before interest and taxes for the quarter. The bonus pool is divided among eligible employees on a discretionary rather than formulaic basis. In considering bonuses for named executive officers other than the CEO, the compensation committee consults with our chairman and CEO regarding instances of exceptional effort demonstrated by an employee. No named executive officer is automatically entitled to a bonus or a bonus in any particular amount. Due to the downturn in our sales and earnings, neither our CEO nor our CFO received a bonus in fiscal 2012 or fiscal 2011.

Summary Compensation Table

for fiscal years ended November 3, 2012 and November 5, 2011

The following table provides information about all compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended November 3, 2012 and November 5, 2011.

Name and Principal Positions	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Terry E. Trexler	2012	$93,500	$—	$39,395	(1)	$132,895
President, chief executive officer (principal executive officer)	2011	$93,500	$—	$39,395	(1)	$132,895

Thomas W. Trexler	2012	$93,500	$—	$17,904	(2)	$111,404
Executive vice president and chief financial officer (principal financial officer)	2011	$93,500	$—	$17,904	(2)	$111,404

(1)	All other compensation for Mr. Terry E. Trexler for fiscal years 2012 and 2011 includes $39,395 in insurance premiums paid or accrued by us on two term life insurance policies on the life of Mr. Terry E. Trexler. In the event of Mr. Trexler’s death, the proceeds will be paid to Mr. Trexler’s designated beneficiaries.
(2)	All other compensation for Mr. Thomas W. Trexler for fiscal years 2012 and 2011 includes $16,220 in insurance premiums paid or accrued by us on a term insurance policy on the life of Mr. Thomas W. Trexler. In the event of Mr. Trexler’s death, the proceeds will be paid to Mr. Trexler’s designated beneficiaries. The balance consists of the portion of a car allowance attributable to Mr. Trexler’s personal use of a company-provided car.

We did not grant any stock options, restricted stock awards or other equity-based awards to the named executive officers during fiscal 2012 or fiscal 2011. No equity awards vested for our named executive officers during fiscal 2012 or fiscal 2011 and our named executive officers did not exercise any stock options during fiscal 2012 or fiscal 2011 or hold any stock options or other equity awards at the end of fiscal 2012 or fiscal 2011.

Independent Director Compensation

For fiscal year ended November 3, 2012

The following table summarizes compensation to independent directors for the fiscal year ended November 3, 2012. Directors who are not employees of Nobility Homes receive a fee of $2,000 per board meeting. The chairman of the Audit Committee receives an additional $1,250 per board meeting. We do not provide our independent directors with any compensation, equity awards or other benefits other than cash fees. No directors hold any stock options or other awards under our stock option plan. Our non-independent directors receive no compensation for their service as directors.

Name	Total Fees Earned or Paid in Cash
Richard C. Barberie	$4,000
Robert P. Holliday	$4,000
Robert P. Saltsman	$6,500

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 4, 2013, information as to our $.10 par value common stock owned beneficially, directly or indirectly, (1) by each person who is known by us to own beneficially more than 5% of our outstanding voting securities, (2) by each director, (3) by each executive officer named in the summary compensation table set forth elsewhere herein and (4) by all directors and executive officers as a group:

Name and Address of Beneficial Owner(1)	Number of Common Shares Beneficially Owned(1)(2)		Percent of Class

Terry E. Trexler Irrevocable Trust(3) Kay Charlton, Trustee(5) P. O. Box 2146 Winter Park, Florida 32790	2,180,535	(4)	53.7%

Terry E. Trexler(6) 3741 S.W. 7th Street Ocala, Florida 34474	2,964	(7)	*

Thomas W. Trexler(8) 3741 S.W. 7th Street Ocala, Florida 34474	409,936	(9)	10.1%

Richard C. Barberie(8) 15300 SE 140 Avenue Road Weirsdale, Florida 32195	825		*

Robert P. Holliday(8) 931 NW 37th Avenue Ocala, Florida 34475	4,935		*

Robert P. Saltsman(8) 222 South Pennsylvania Avenue, Suite 200 Winter Park, Florida 32789	2,537		*

GAMCO Investors, Inc.(10) One Corporate Center Rye, New York 10580	330,375		8.1%

Directors and executive officers (7 persons)	468,199		11.6%

*	Less than 1%
(1)	Unless otherwise noted, information contained in this table is based upon information furnished by the beneficial owners.
(2)	Unless otherwise noted, all shares are owned directly with sole voting and dispositive power.
(3)

Mr. Terry Trexler established this trust for personal estate and tax planning reasons. Mr. Trexler is the sole beneficiary of the trust and has no voting or dispositive power with respect to the shares held by the trust.

(4)	All shares are owned directly by the Terry E. Trexler Irrevocable Trust. Ms. Charlton has no pecuniary interest in the shares.
(5)	Ms. Charlton is the trustee of the Terry E. Trexler Irrevocable Trust and, as such, is vested with sole voting and dispositive power with respect to all shares owned by the trust.
(6)	Mr. Terry Trexler is our president and chairman of the board. Additional information is contained under Item 10 of this Annual Report on Form 10-K.
(7)	Includes 2,040 shares held in trust for the benefit of Mr. Trexler’s grandchild and 924 shares owned through our 401(k) plan.
(8)

Mr. Thomas Trexler is our executive vice president and director. Messrs. Barberie, Holliday and Saltsman are our directors. Additional information is contained under Item 10 of this Annual Report on Form 10-K.

(9)	Includes 1,061 shares owned through our 401(k) plan.
(10)

Information is based solely on Amendment No. 5 to Schedule 13D filed with the SEC on October 28, 2011 by one or more of the following persons: GGCP, Inc. (“GGCP”), GAMCO Investors, Inc. (“GBL”), Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management Inc. (“GAMCO”), Teton Advisors, Inc. (“Teton Advisors”), Gabelli Securities, Inc. (“GSI”), Gabelli & Company, Inc. (“Gabelli & Company”), MJG Associates, Inc. (“MJG Associates”), Gabelli Foundation, Inc. (“Foundation”), and Mario Gabelli. GBL, GAMCO, and Gabelli & Company are New York corporations and GSI and Teton Advisors are Delaware corporations, each having its principal business office at One Corporate Center, Rye, New York 10580. GGCP is a New York corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. Gabelli Funds is a New York limited liability company having its principal business office at One Corporate Center, Rye, New York 10580. MJG Associates is a Connecticut corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. The Foundation is a Nevada corporation having its principal offices at 165 West Liberty Street, Reno, Nevada 89501.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Annual Report on Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

During the fiscal years ended November 3, 2012 and November 5, 2011 and through the date of filing of this Annual Report on Form 10-K, there have been no related party transactions required to be disclosed under SEC rules.

Director Independence

Our board of directors is comprised of five members, a majority of whom are independent directors. The board of directors has determined that our non-management directors, Messrs. Richard Barberie, Robert Holliday and Robert Saltsman, are all independent according to current NASDAQ rules.

Item 14.	Principal Accountant Fees and Services

The following table provides information relating to the fees Averett Warmus Durkee, P.A. and Crowe Horwath, LLP billed or will bill to us for the fiscal years ended November 3, 2012 and November 5, 2011

	Audit Fees(1)	Tax Fees	All Other Fees	Total Fees

Fiscal Year 2012:

Averett Warmus Durkee, P.A.	$76,500	$0	$0	$76,500
Crowe Horwath LLP	$27,782	$0	$0	$27,782

Fiscal Year 2011:

Crowe Horwath LLP	$336,000	$0	$0	$336,000

(1)	Audit fees include all fees for services in connection with the annual audit of our financial statements and review of our quarterly financial statements.

All decisions regarding selection of independent accounting firms and approval of accounting services and fees are made by our audit committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002. There are no exceptions to the policy of securing pre-approval of our audit committee for any service provided by our independent accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedules

Report of Averett Warmus Durkee, P.A.

Report of Crowe Horwath LLP

Consolidated Balance Sheets at November 3, 2012 and November 5, 2011

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended November 3, 2012 and November 5, 2011

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 3, 2012 and November 5, 2011

Consolidated Statements of Cash Flows for the Years Ended November 3, 2012 and November 5, 2011

Notes to Consolidated Financial Statements

(b)	Exhibits:

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

3.	(a)	Nobility’s Articles of Incorporation, as amended (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	Bylaws, as amended March 28, 1994 (filed as an exhibit to Nobility’s Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

10.	(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

*(b)	2011 Stock Incentive Plan (filed as part of Nobility’s definitive proxy statement filed on June 7, 2011 and incorporated herein by reference).

*	Management Remuneration Plan.

(c)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

(d)	Finance Revenue Sharing Agreement dated April 10, 2004 between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(I) Seventh Amendment to the Finance Revenue Sharing Agreement dated April 10, 2004 with 21st Mortgage Corporation (filed as an exhibit to Nobility’s Form 8-K filed November 14, 2011 and incorporated herein by reference).

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

14.	Nobility’s Code of Ethics (filed as an exhibit to Nobility’s form 10-K for the fiscal year ended November 4, 2006 and incorporated herein by reference).

16.1	Letter of Crowe Horwath LLP (filed as an exhibit to Nobility’s Form 8-K/A filed April 17, 2013 incorporated herein by reference).

21.	Subsidiaries of Nobility.

23.1	Consent of Averett Warmus Durkee, P.A.

23.2	Consent of Crowe Horwath LLP

31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(b)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: July 8, 2013	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive Officer)

DATE: July 8, 2013	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Executive Officer (Principal Financial Officer)

DATE: July 8, 2013	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: July 8, 2013	By:	/s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: July 8, 2013	By:	/s/ Richard C. Barberie
Richard C. Barberie, Director

DATE: July 8, 2013	By:	/s/ Robert Holliday
Robert Holliday, Director

DATE: July 8, 2013	By:	/s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: July 8, 2013	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Director