Form 10-Q
period 2013-02-02
NOBILITY HOMES INC
filed 2013-07-24
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended February 2, 2013

Commission File number 000-06506

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ ;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on July 19, 2013
Common Stock	4,057,053

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	February 2, 2013	November 3, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,544,460	$7,352,480
Short-term investments	329,916	320,946
Accounts and notes receivable	1,695,932	2,850,276
Mortgage notes receivable, current	3,810	3,483
Inventories	5,501,413	5,781,880
Pre-owned homes, current	2,383,569	2,503,164
Prepaid expenses and other current assets	586,930	480,055
Deferred income taxes	650,068	679,745

Total current assets	19,696,098	19,972,029

Property, plant and equipment, net	3,771,438	3,801,552
Pre-owned homes	4,462,958	4,430,833
Mortgage notes receivable, long term	185,843	186,516
Income tax receivable	248,164	248,164
Other investments	3,077,869	3,106,970
Deferred income taxes	1,266,932	1,237,255
Other assets	2,715,661	2,687,540

Total assets	$35,424,963	$35,670,859

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$318,798	$404,546
Accrued compensation	99,725	112,372
Accrued expenses and other current liabilities	436,892	514,520
Customer deposits	263,609	350,677

Total current liabilities	1,119,024	1,382,115

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,621,922	10,618,542
Retained earnings	32,577,523	32,572,678
Accumulated other comprehensive income	115,060	106,090
Less treasury stock at cost, 1,307,854 shares in 2013 and 2012	(9,545,057)	(9,545,057)

Total stockholders’ equity	34,305,939	34,288,744

Total liabilities and stockholders’ equity	$35,424,963	$35,670,859

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	February 2, 2013	February 4, 2012

Net sales	$3,401,667	$3,561,303

Cost of goods sold	(2,855,884)	(2,880,897)

Gross profit	545,783	680,406

Selling, general and administrative expenses	(552,500)	(612,740)

Operating income (loss)	(6,717)	67,666

Other income (loss):
Interest income	5,539	14,679
Undistributed earnings in joint venture - Majestic 21	17,236	24,466
Losses from investments in retirement community limited partnerships	(46,337)	(90,832)
Miscellaneous	35,124	26,141

Total other income (loss)	11,562	(25,546)

Income before provision for income taxes	4,845	42,120

Income tax	—	—

Net income	4,845	42,120

Other comprehensive income
Unrealized investment gain	8,970	43,062

Comprehensive income	$13,815	$85,182

Weighted average number of shares outstanding:
Basic	4,057,023	4,056,214
Diluted	4,057,023	4,056,214

Net income per share:
Basic	$—	$0.01
Diluted	$—	$0.01

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 2, 2013	February 4, 2012
Cash flows from operating activities:
Net income	$4,845	$42,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,114	33,591
Amortization of bond premium/discount	—	1,668
Undistributed earnings in joint venture - Majestic 21	(17,236)	(24,466)
Losses from investments in retirement community limited partnerships	46,337	90,832
Increase in cash surrender value of life insurance	(28,121)	(23,700)
Stock-based compensation	3,380	14,496
Decrease (increase) in:
Accounts receivable - trade	1,154,344	(24,216)
Inventories	280,467	325,646
Pre-owned homes	87,470	221,907
Prepaid expenses and other assets	(106,875)	(57,619)
(Decrease) increase in:
Accounts payable	(85,748)	(69,831)
Accrued compensation	(12,647)	(2,371)
Accrued expenses and other current liabilities	(77,628)	(123,746)
Customer deposits	(87,068)	(121,872)

Net cash provided by operating activities	1,191,634	282,439

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(4,331)
Decrease (increase) in mortgage notes receivable	346	(1,071)
Proceeds from maturity of long-term investment	—	505,000

Net cash provided by investing activities	346	499,598

Increase in cash and cash equivalents	1,191,980	782,037

Cash and cash equivalents at beginning of year	7,352,480	6,206,218

Cash and cash equivalents at end of quarter	$8,544,460	$6,988,255

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three months ended February 2, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended February 2, 2013 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2012.

Note 2	Inventories

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

Other inventory costs are determined on a first-in, first-out basis.

Inventories were as follows:

	February 2, 2013	November 3, 2012

Raw materials	$537,755	$505,122
Work-in-process	95,750	90,444
Finished homes	4,829,045	5,140,200
Model home furniture and others	38,863	46,114

Inventories, net	$5,501,413	$5,781,880

Pre-owned homes	$10,069,556	$10,335,524
Inventory impairment reserve	(3,223,029)	(3,401,527)

	6,846,527	6,933,997
Less homes expected to sell in 12 months	(2,383,569)	(2,503,164)

Pre-owned homes, long-term	$4,462,958	$4,430,833

Finance Revenue Sharing Agreement – During fiscal 2004, the Company entered into a finance revenue sharing agreement (FRSA) between 21st Mortgage Corporation (“21st Mortgage”), Prestige Homes, Inc., and Majestic Homes, Inc. without forming a separate entity. In connection with this FRSA, mortgage financing is provided on manufactured homes sold through the Company’s retail centers to customers who qualify for such mortgage financing. Under the FRSA, prior to the execution of the Seventh Amendment as described below, the Company had agreed to repurchase any repossessed homes and related collateral from 21st Mortgage that was financed under the agreement. Prior to the Seventh Amendment, the FRSA contained certain provisions that would reimburse the Company for a portion of any repossessed homes and related collateral sold.

In October 2011, the Company entered into the Seventh Amendment to the FRSA. As a result, the Company’s obligation to buyback contracts on repossessed homes ceased and any homes that had not yet been re-sold are to be liquidated by the Company and there will be no reimbursement from the FRSA escrow, for any expenses or losses upon sale of the home.

The following table summarizes certain key statistics regarding repurchased homes and subsequent sale of those homes under its FRSA. These homes and land are reflected as pre-owned homes in the consolidated balance sheets.

	Three Months Ended
	February 2, 2013	February 4, 2012

Homes repurchased	0	2
Cost of repurchased homes	$0	$164,910

Number of repurchased homes sold	3	6
Cost of repurchased homes sold	$230,787	$383,376

Liquidation costs of repurchased homes sold	$54,433	$20,039

Impact upon results of operations	$0	$0

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	February 2, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$161,986	$—	$329,916

	November 3, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$153,016	$—	$320,946

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. Short-term investments (available for sale) are carried at fair value.

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

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis at February 2, 2013 and November 3, 2012.

	February 2, 2013
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$329,916	$—	$—

	November 3, 2012
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$320,946	$—	$—

Note 5	Investments in Retirement Community Limited Partnerships

The Company’s investment in retirement community limited partnerships include a 31.9% interest in Walden Woods South LLC (“South”) and a 48.5% interest in CRF III, Ltd. (“Cypress Creek”). The Cypress Creek investment was $711,587 and $757,924 at February 2, 2013 and November 3, 2012, respectively. The South investment is zero at both February 2, 2013 and November 3, 2012.

The following is summarized financial information of South and Cypress Creek*:

	December 31, 2012	September 30, 2012
Total Assets	$14,211,977	$14,159,361
Total Liabilities	$15,114,051	$14,829,587
Total Equity	$(902,074)	$(670,226)

*	Due to South and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

Note 6	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended
	February 2, 2013	February 4, 2012
Beginning accrued warranty expense	$75,000	$75,000
Less: reduction for payments	(42,813)	(47,412)
Plus: additions to accrual	42,813	47,412

Ending accrued warranty expense	$75,000	$75,000

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

Note 7	Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed similarly to basic net income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended February 2, 2013 and February 4, 2012, options to purchase 54,150 and 78,900 shares, respectively, have been excluded from the computation of potentially dilutive securities as the effect on earnings per share is antidilutive.

Note 8	Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended
	February 2, 2013	February 4, 2012

Manufactured housing	$3,047,999	$3,042,438
Pre-owned homes-FRSA	241,923	403,415
Trade in and other pre-owned homes	64,163	50,669
Insurance agent commissions	41,012	52,573
Construction lending operations	6,570	12,208

Total net sales	$3,401,667	$3,561,304

Note 9	Commitments and Contingent Liabilities

The Company’s common stock currently trades under the symbol NOBH on the OTC Markets Group, Inc. (the “Pink Sheets”). The Company’s common stock will be eligible for trading only on the Pink Sheets unless and until it is eligible for trading on the OTC Bulletin Board (“OTCBB”). OTCBB trading may occur only if a market maker applies to quote the Company’s common stock; however, a potential market maker’s application to quote the Company’s common stock on the OTCBB will not be cleared until the Company is current in its reporting obligations under the Securities Act of 1934. There is no assurance that any market maker will apply to quote the Company’s common stock or that the Company’s common stock will become eligible to trade on the OTCBB.

As indicated previously, we have become delinquent in the periodic filings required under the Securities and Exchange Act of 1934. The Securities and Exchange Commission (SEC) has issued the Company a letter of notification that inaction to bring our filings current may result in de-registration of the Company with the SEC. Loss of this status may limit our ability to access capital markets. The Company has filed all prior delinquent periodic reports and as of the date of this filing is delinquent only with respect to the filing of its Form 10-Q for the quarterly period ended May 4, 2013.

Majestic 21 – The Company has a 50% interest in Majestic 21, a joint venture with an unrelated entity (21st Mortgage Corporation) (“21st Mortgage”). The Company is a 50% guarantor on a $5 million note payable entered into by Majestic 21. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of February 2, 2013, the outstanding principal balance of the note was $2,366,100 and the amount of collateral was $3,274,407. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit for the three months ended February 2, 2013 and February 4, 2012.

	Three Months Ended
	February 2, 2013	February 4, 2012

Homes sold through Company owned sales centers	18	17
Pre-owned homes sold through Company owned sales centers	5	8
Homes sold to independent dealers	52	55
Total new factory built homes produced	65	66
Average new manufactured home price - retail	$57,093	$68,452
Average new manufactured home price - wholesale	$27,504	$28,422

As a percent of net sales:
Gross profit from the Company owned retail sales centers	15%	14%
Gross profit from the manufacturing facilities - including intercompany sales	13%	19%

Total net sales in the first quarter of 2013 were $3,401,667 compared to $3,561,303 in the first quarter of 2012, which includes sales of pre-owned homes of $241,923 and $403,415, respectively. Sales to two publicly traded REIT’S (Real Estate Investment Trusts) and other companies which own multiple retirement communities in our market area accounted for approximately 20% and 38% of our sales for the three months ended February 2, 2013 and February 4, 2012, respectively. Accounts receivable due from these customers were approximately $1,563,764 at February 2, 2013.

According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2012 through January 2013 were up approximately 15% from the same period last year. Our sales and operations continue to be impacted by our country’s economic conditions and those in the state of Florida. Although the overall housing picture, credit market and economy have not improved measurably during the past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. Our 45 years of experience in the Florida market and consumers’ increased need for more affordable housing should serve us well in the coming years. We remain convinced that our specific geographic market is one of the best long-term growth areas in the country. The country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the sales of our affordable homes to improve significantly.

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

Insurance agent commissions in the first quarter of 2013 were $41,012 compared to $52,573 in the first quarter of 2012. The decline in insurance agent commissions resulted from a decline in new policies written and renewals. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at February 2, 2013 and November 3, 2012.

The revenues from the construction lending operations in the first quarter of 2013 were $6,570 compared to $12,208 in the first quarter of 2012. The decrease in revenues was due to fewer homes sales in first quarter of 2013 financed with a construction loan.

Gross profit as a percentage of net sales was 16% in first quarter of 2013 compared to 19% in first quarter of 2012. Gross profit was $545,783 in the first quarter of 2013 compared to $680,406 in the first quarter of 2012. The decrease in gross profit was primarily due to the decreased sales volume and decreases in the average retail and wholesale new manufactured home selling price.

Selling, general and administrative expenses as a percent of net sales was 16% in first quarter of 2013 compared to 17% in the first quarter of 2012. The decline in selling, general and administrative expenses as a percent of net sales resulted from the reduction of overhead from closing two retail sales centers in fiscal year 2012.

Our earnings from Majestic 21 in the first quarter of 2013 were $17,236 compared to $24,466 for the first quarter of 2012. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company. The decrease in earnings was a result of fewer loans being paid off during the quarter.

We earned interest on cash and cash equivalents and short-term investments in the amount of $5,539 for the first quarter of 2013 compared to $14,679 for the first quarter of 2012. The decreased interest income was primarily due to the maturity of bonds in the investment portfolio in fiscal year 2012 and the lower interest rate earned in fiscal 2013 compared to fiscal 2012 on our cash and cash equivalents balances.

We reported losses from our investment in retirement community limited partnerships of $46,337 for the first quarter of 2013 compared to $90,832 for the first quarter of 2012.

We reported net income of $4,845 or $0.00 per share for the first quarter of 2013 compared to $42,120 or $0.01 per share for the first quarter of 2012.

Liquidity and Capital Resources

Cash and cash equivalents were $8,544,460 at February 2, 2013 compared to $7,352,480 at November 3, 2012. Short-term investments were $329,916 at February 2, 2013 compared to $320,946 at November 3, 2012. Working capital was $18,606,752 at February 2, 2013 as compared to $18,589,914 at November 3, 2012. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $2.5 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary.

As indicated previously, we have become delinquent in the periodic filings required under the Securities and Exchange Act of 1934. The Securities and Exchange Commission (SEC) has issued the Company a letter of notification that inaction to bring our filings current may result in de-registration of the Company with the SEC. Loss of this status may limit our ability to access capital markets. The Company has filed all prior delinquent periodic reports and as of the date of this filing is delinquent only with respect to the filing of its Form 10-Q for the quarterly period ended May 4, 2013.

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

Critical Accounting Policies and Estimates

In Item 7 of our Form 10-K, under the heading “Critical Accounting Policies and Estimates,” we have provided a discussion of the critical accounting policies and estimates that management believes affect it’s more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. No significant changes have occurred since that time.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective for the period ended February 2, 2013.

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

Subsequent to fiscal year 2012, the Company has taken specific remediation actions to address the material control weaknesses noted below and in its fiscal 2011 Form 10-K. Due to the revision of the FRSA as discussed in the notes to the Company’s financial statements, certain complexities of that arrangement have been eliminated but others relating to the valuation of pre-owned inventory remain. The Company has engaged an independent consultant who is a Certified Public Accountant and is familiar with periodic SEC filings to assist Company personnel with periodic accounting and financial reporting for (i) minority owned investments; (ii) income taxes; (iii) inventory valuation, (iv) preparation of periodic filings required by the Exchange Act, and (v) other areas as identified by us or our consultant. The Company believes that this action will adequately mitigate the control issues we identified in our 2011 Form 10-K which are discussed in the following paragraphs. The Company implemented this remedial action in the second quarter of fiscal year 2013 and this action was in place during the time frame in which the fiscal year 2012 10-K was prepared but was not in place as of November 3, 2012 and accordingly we have reported that as of February 2, 2013 our controls were not effective for the same reasons identified in our fiscal year 2011 Form 10-K.

Following is a discussion of the areas in which the Company identified specific material control weaknesses in its accounting processes in fiscal 2011:

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

The Company’s overall assessment based on the matters identified above was that its inability to deal with these complex accounting transactions in an accurate and timely manner and to complete its periodic filings within prescribed initial or extended time frames is indicative that it needs to upgrade its accounting capabilities either through its hiring process or through reliance on additional independent outside expertise. Since the latter approach was taken, the Company recognizes that it will need to improve its processes to manage its outside experts to prevent issues which arose relating to the second matter discussed above. The Company also identified certain practices in the administration of its accounting function that it needs to address and improvement through more frequent preparation of financial statements; adoption of procedures for review of analysis and originating sources of entry into its accounting records; adopting procedures to review the accounting implications of key agreements under which the Company does or will operate in the future; and various matters related to routine recordkeeping. As noted above, these matters were addressed subsequent to February 2, 2013 but during the time frame which the first quarter fiscal 2013 Form 10-Q was prepared. We believe that as of the filing of this Form 10-Q that we have taken appropriate remedial actions to correct or which will correct the deficiencies that we identified in our fiscal year 2011 Form 10-K.

Changes in Internal Control over Financial Reporting. No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended February 2, 2013 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. As discussed above, the changes as described above were made after the first quarter of 2013.

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

NOBILITY HOMES, INC.

DATE: July 24, 2013	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman, President and Chief Executive Officer

DATE: July 24, 2013	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President, and Chief Financial Officer

DATE: July 24, 2013	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer and Principal Accounting Officer