Form 10-Q
period 2013-05-04
NOBILITY HOMES INC
filed 2013-08-22
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on August 9, 2013
Common Stock	4,057,053

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	May 4, 2013	November 3, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,917,787	$7,352,480
Short-term investments	365,576	320,946
Accounts and notes receivable	1,116,554	2,850,276
Mortgage notes receivable, current	3,792	3,483
Inventories	5,367,764	5,781,880
Pre-owned homes, current	2,170,705	2,503,164
Prepaid expenses and other current assets	362,102	480,055
Deferred income taxes	626,727	679,745

Total current assets	19,931,007	19,972,029

Property, plant and equipment, net	3,741,324	3,801,552
Pre-owned homes	4,824,430	4,430,833
Mortgage notes receivable, long term	185,158	186,516
Income tax receivable	248,164	248,164
Other investments	3,037,329	3,106,970
Deferred income taxes	1,290,273	1,237,255
Other assets	2,743,784	2,687,540

Total assets	$36,001,469	$35,670,859

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$338,681	$404,546
Accrued compensation	145,673	112,372
Accrued expenses and other current liabilities	574,113	514,520
Customer deposits	645,045	350,677

Total current liabilities	1,703,512	1,382,115

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,625,301	10,618,542
Retained earnings	32,530,502	32,572,678
Accumulated other comprehensive income	150,720	106,090
Less treasury stock at cost, 1,307,854 shares in 2013 and 2012	(9,545,057)	(9,545,057)

Total stockholders’ equity	34,297,957	34,288,744

Total liabilities and stockholders’ equity	$36,001,469	$35,670,859

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012

Net sales	$3,813,619	$4,057,099	$7,215,286	$7,618,402

Cost of goods sold	(3,235,633)	(3,357,811)	(6,091,517)	(6,238,708)

Gross profit	577,986	699,288	1,123,769	1,379,694

Selling, general and administrative expenses	(627,019)	(632,428)	(1,179,518)	(1,245,168)

Operating income (loss)	(49,032)	66,860	(55,749)	134,526

Other income (loss):
Interest income	23,407	18,089	28,946	32,768
Undistributed earnings in joint venture - Majestic 21	42,964	18,084	60,200	42,550
Losses from investments in retirement community limited partnerships	(83,504)	(58,553)	(129,841)	(149,385)
Miscellaneous	19,144	11,561	54,268	37,702

Total other income (loss)	2,011	(10,819)	13,573	(36,365)

Income (loss) before provision for income taxes	(47,021)	56,041	(42,176)	98,161

Income tax	—	—	—	—

Net income (loss)	(47,021)	56,041	(42,176)	98,161

Other comprehensive income (loss)
Unrealized investment gain (loss)	35,660	(39,137)	44,630	3,925

Comprehensive income (loss)	$(11,361)	$16,904	$2,454	$102,086

Weighed average number of shares outstanding:
Basic	4,057,053	4,057,053	4,057,053	4,056,633
Diluted	4,057,053	4,057,053	4,057,053	4,056,633

Income (loss) per share:
Basic	$(0.01)	$0.01	$(0.01)	$0.02
Diluted	$(0.01)	$0.01	$(0.01)	$0.02

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 4, 2013	May 5, 2012
Cash flows from operating activities:
Net income (loss)	$(42,176)	$98,161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	60,228	67,182
Amortization of bond premium/discount	—	1,668
Undistributed earnings in joint venture - Majestic 21	(60,200)	(42,550)
Losses from investments in retirement community limited partnerships	129,841	149,385
Increase in cash surrender value of life insurance	(56,244)	(47,400)
Stock-based compensation	6,759	24,265
Decrease (increase) in:
Accounts receivable - trade	1,733,722	402,029
Inventories	414,116	525,194
Pre-owned homes	(61,138)	755,358
Prepaid expenses and other assets	117,953	(147,350)
(Decrease) increase in:
Accounts payable	(65,865)	3,968
Accrued compensation	33,301	38,836
Accrued expenses and other current liabilities	59,593	(457,649)
Customer deposits	294,368	(321,583)

Net cash provided by operating activities	2,564,258	1,049,514

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(4,331)
Decrease (increase) in mortgage notes receivable	1,049	(550)
Proceeds from maturity of long-term investment	—	505,000

Net cash provided by investing activities	1,049	500,119

Increase in cash and cash equivalents	2,565,307	1,549,633

Cash and cash equivalents at beginning of year	7,352,480	6,206,218

Cash and cash equivalents at end of quarter	$9,917,787	$7,755,851

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and six months ended May 4, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 4, 2013 are not necessarily indicative of the results of the full fiscal year.

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

Other inventory costs are determined on a first-in, first-out basis.

Inventories were as follows:

	May 4, 2013	November 3, 2012

Raw materials	$520,891	$505,122
Work-in-process	93,637	90,444
Finished homes	4,720,893	5,140,200
Model home furniture and others	32,343	46,114

Inventories, net	$5,367,764	$5,781,880

Pre-owned homes	$10,097,113	$10,335,524
Inventory impairment reserve	(3,101,978)	(3,401,527)

	6,995,135	6,933,997
Less homes expected to sell in 12 months	(2,170,705)	(2,503,164)

Pre-owned homes, long-term	$4,824,430	$4,430,833

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

In October 2011, the Company entered into the Seventh Amendment to the FRSA. As a result, the Company’s obligation to buyback contracts on repossessed homes ceased and any homes that had not yet been re-sold are to be liquidated by the Company and there will be no reimbursement from the FRSA escrow for any expenses or losses upon sale of the home.

The following table summarizes certain key statistics regarding repurchased homes and subsequent sale of those homes under its FRSA. These homes and land are reflected as pre-owned homes in the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012

Homes repurchased	0	1	0	3
Cost of repurchased homes	$0	$27,507	$0	$192,417

Number of repurchased homes sold	6	10	9	16
Cost of repurchased homes sold	$340,230	$624,536	$571,017	$1,007,912

Liquidation costs of repurchased homes sold	$106,980	$59,326	$161,413	$79,365

Impact upon results of operations	$0	$0	$0	$0

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	May 4, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$197,646	$—	$365,576

	November 3, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$153,016	$—	$320,946

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis at May 4, 2013 and November 3, 2012.

	May 4, 2013
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$365,576	$—	$—

	November 3, 2012
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$320,946	$—	$—

Note 5	Investments in Retirement Community Limited Partnerships

The Company’s investment in retirement community limited partnerships include a 31.9% interest in Walden Woods South LLC (“South”) and a 48.5% interest in CRF III, Ltd. (“Cypress Creek”). The Cypress Creek investment was $628,083 and $757,924 at May 4, 2013 and November 3, 2012, respectively. The South investment is zero at both May 4, 2013 and November 3, 2012.

The following is summarized financial information of South and Cypress Creek*:

	March 31, 2013	September 30, 2012
Total Assets	$13,946,814	$14,159,361
Total Liabilities	$15,108,712	$14,829,587
Total Equity	$(1,161,898)	$(670,226)

*	Due to South and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

Note 6	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Six Months Ended
	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012
Beginning accrued warranty expense	$75,000	$75,000	$75,000	$75,000
Less: reduction for payments	(41,368)	(42,035)	(84,181)	(89,446)
Plus: additions to accrual	41,368	42,035	84,181	89,446

Ending accrued warranty expense	$75,000	$75,000	$75,000	$75,000

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

Note 7	Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed similarly to basic net income (loss) per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and six months ended May 4, 2013 and May 5, 2012, options to purchase 54,150 and 78,900 shares, respectively, have been excluded from the computation of potentially dilutive securities as the effect on earnings (loss) per share is antidilutive.

Note 8	Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended		Six Months Ended
	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012

Manufactured housing	$2,978,304	$3,159,101	$6,026,303	$6,201,539
Pre-owned homes-FRSA	446,273	683,862	688,196	1,087,277
Trade in and other pre-owned homes	319,556	148,349	383,719	199,018
Insurance agent commissions	62,349	59,357	103,361	111,930
Construction lending operations	7,137	6,430	13,707	18,638

Total net sales	$3,813,619	$4,057,099	$7,215,286	$7,618,402

Note 9	Commitments and Contingent Liabilities

The Company’s common stock currently trades under the symbol NOBH on the OTC Markets Group, Inc. (the “Pink Sheets”). The Company’s common stock will be eligible for trading only on the Pink Sheets unless and until it is eligible for trading on the OTC Bulletin Board (“OTCBB”). OTCBB trading may occur only if a market maker applies to quote the Company’s common stock. There is no assurance that any market maker will apply to quote the Company’s common stock to trade on the OTCBB.

We are currently delinquent in the periodic filings required under the Securities and Exchange Act of 1934. The Securities and Exchange Commission (SEC) has issued the Company a letter of notification that inaction to bring our filings current may result in de-registration of the Company with the SEC. Loss of this status may limit our ability to access capital markets. The Company has filed all prior delinquent periodic reports as of the date of this filing.

Majestic 21 – The Company has a 50% interest in Majestic 21, a joint venture with an unrelated entity (21st Mortgage Corporation) (“21st Mortgage”). The Company is a 50% guarantor on a $5 million note payable entered into by Majestic 21. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of May 4, 2013, the outstanding principal balance of the note was $2,247,600 and the amount of collateral was $3,438,957. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit for the three and six months ended May 4, 2013 and May 5, 2012.

	Three Months Ended		Six Months Ended
	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012

Homes sold through Company owned sales centers	19	22	37	39
Pre-owned homes sold through Company owned sales centers	13	13	18	21
Homes sold to independent dealers	49	50	101	105
Total new factory built homes produced	67	69	132	135
Average new manufactured home price - retail	$62,131	$63,677	$59,680	$65,759
Average new manufactured home price - wholesale	$28,991	$27,618	$28,259	$28,011

As a percent of net sales:
Gross profit from the Company owned retail sales centers	12%	14%	13%	14%
Gross profit from the manufacturing facilities - including intercompany sales	11%	14%	12%	16%

Total net sales in the second quarter of 2013 were $3,813,619 compared to $4,057,099 in the second quarter of 2012, which includes sales of pre-owned homes of $765,829 and $832,211, respectively. Total net sales for the first six months of 2013 were $7,215,286 compared to $7,618,402 for the first six months of 2012, which includes sales of pre-owned homes of $1,071,915 and $1,286,295, respectively. Sales to two publicly traded REIT’S (Real Estate Investment Trusts) and other companies which own multiple retirement communities in our market area accounted for approximately 29% and 30% of our sales for the six months ended May 4, 2013 and May 5, 2012, respectively. Accounts receivable due from these customers were approximately $945,951 at May 4, 2013.

According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2012 through March 2013 were up approximately 14% from the same period last year. Our sales and operations continue to be impacted by our country’s economic conditions and those in the state of Florida. Although the overall housing picture, credit market and economy have not improved measurably during the past year and the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. Our 45 years of experience in the Florida market and consumers’ increased need for more affordable housing should serve us well in the coming years. We remain convinced that our specific geographic market is one of the best long-term growth areas in the country. The country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, continued low interest rates, improving credit markets, increased consumer confidence and more retail financing for the sales of our affordable homes to improve significantly.

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

Insurance agent commission revenues in the second quarter of 2013 were $62,349 compared to $59,357 in the second quarter of 2012. Total insurance agent commission revenues for the first six months of 2013 were $103,361 compared to $111,930 for the first six months of 2012. The decline in insurance agent commissions year to date in 2013 resulted from a decline in new policies written and renewals, due to few home sales in fiscal year 2013. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at May 4, 2013 and November 3, 2012.

The revenues from construction lending operations in second quarter of 2013 was $7,137 compared to $6,430 in the second quarter of 2012 and was $13,707 for the first six months of 2013 compared to $18,638 for the first six months of 2012. The decrease in revenues year to date in 2013 was due to fewer homes sales in fiscal year 2013 financed with a construction loan.

Gross profit as a percentage of net sales was 15% in second quarter of 2013 compared to 17% in second quarter of 2012 and was 16% for the first six months of 2013 compared to 18% for the first six months of 2012. The gross profit in second quarter of 2013 was $577,986 compared to $699,288 in the second quarter of 2012 and was $1,123,769 for the first six months of 2013 compared to $1,379,694 for the first six months of 2012. The decrease in gross profit was primarily due to the decreased sales volume and decreases in the average retail new manufactured home selling price.

Selling, general and administrative expenses as a percent of net sales was 16% in second quarter of 2013 compared to 16% in the second quarter of 2012 and was 16% for the first six months of 2013 compared to 16% for the first six months of 2012. We continue our efforts to reduce our overhead costs, which included closing two retail sales centers in fiscal year 2012.

Our earnings from Majestic 21 in the second quarter of 2013 were $42,964, compared to $18,084 for the second quarter of 2012. Our earnings from Majestic 21 for the first six months of 2013 were $60,200, compared to $42,550 for the first six months of 2012. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company. The increase in earnings in fiscal year 2013 is due to the lower cost of funds on the portfolio.

We earned interest on cash, cash equivalents and short-term investments in the amount of $23,407 for the second quarter of 2013 compared to $18,089 for the second quarter of 2012. For the first six months of 2013 interest earned on cash, cash equivalents and short-term investments were $28,946 compared to $32,768 in the first six months of 2012. Interest income is dependent on our cash balance and available rates of return.

We reported non-cash losses from our investment in retirement community limited partnerships of $83,504 for the second quarter of 2013 compared to $58,553 for the second quarter of 2012. For the first six months of 2013 losses were $129,841 compared to $149,385 in the first six months of 2012. We expect similar losses for the remainder of 2013 as the community continues to see slow growth in new home sales.

We reported net loss of $47,021 for the second quarter of 2013, or $0.01 per share, compared to a net income of $56,041, or $0.01 per share, for the second quarter of 2012. For the first six months of 2013 net loss was $42,176 or $0.01 per share, compared to a net income of $98,161, or $0.02 per share, in the first six months of 2012.

Liquidity and Capital Resources

Cash and cash equivalents were $9,917,787 at May 4, 2013 compared to $7,352,480 at November 3, 2012. Short-term investments were $365,576 at May 4, 2013 compared to $320,946 at November 3, 2012. Working capital was $18,227,495 at May 4, 2013 as compared to $18,589,914 at November 3, 2012. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective for the period ended May 4, 2013.

Changes in Internal Control over Financial Reporting.

As noted on our Annual Report 10-K for the year ended November 3, 2012, we identified and reported certain weaknesses related to our accounting for our minority investments, income tax accounting matters, accounting for the FRSA, and our inability to complete periodic filings required by the Securities and Exchange Act of 1934 on a timely basis. We developed and implemented a remediation plan that addressed the material weaknesses described above to improve our internal control. Due to the revision of the FRSA as discussed in the notes to the Company’s financial statements, certain complexities of that arrangement have been eliminated but others relating to the valuation of pre-owned inventory remain. The Company has engaged an independent consultant who is a Certified Public Accountant and is familiar with periodic SEC filings to assist Company personnel with periodic accounting and financial reporting for (i) minority owned investments; (ii) income taxes; (iii) inventory valuation; (iv) preparation of periodic filings required by the Exchange Act, and (v) other areas as identified by us or our consultant.

Our management believes that the measures described above have remediated the material weaknesses identified and strengthened our internal controls. As we continue to evaluate and improve our internal controls, additional measures to address the material weaknesses or modifications to the remediation procedures described above may be identified.

We made no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f)) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or which is reasonably likely to materially affect our internal controls.

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

NOBILITY HOMES, INC.

DATE: August 22, 2013	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman, President and Chief Executive Officer

DATE: August 22, 2013	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President, and Chief Financial Officer

DATE: August 22, 2013	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer and Principal Accounting Officer