Form 10-Q
period 2013-08-03
NOBILITY HOMES INC
filed 2013-09-10
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on September 9, 2013
Common Stock	4,057,053

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	August 3, 2013	November 3, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,855,173	$7,352,480
Short-term investments	462,073	320,946
Accounts and notes receivable	1,309,003	2,850,276
Mortgage notes receivable, current	3,841	3,483
Inventories	5,242,583	5,781,880
Pre-owned homes, current	2,037,428	2,503,164
Prepaid expenses and other current assets	788,612	480,055
Deferred income taxes	572,849	679,745

Total current assets	20,271,562	19,972,029

Property, plant and equipment, net	3,714,523	3,801,552
Pre-owned homes	4,869,813	4,430,833
Mortgage notes receivable, long term	184,461	186,516
Income tax receivable	248,164	248,164
Other investments	2,973,219	3,106,970
Deferred income taxes	1,344,151	1,237,255
Other assets	2,771,906	2,687,540

Total assets	$36,377,799	$35,670,859

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$251,877	$404,546
Accrued compensation	112,540	112,372
Accrued expenses and other current liabilities	617,542	514,520
Customer deposits	876,505	350,677

Total current liabilities	1,858,464	1,382,115

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,628,681	10,618,542
Retained earnings	32,652,003	32,572,678
Accumulated other comprehensive income	247,217	106,090
Less treasury stock at cost, 1,307,854 shares in 2013 and 2012	(9,545,057)	(9,545,057)

Total stockholders’ equity	34,519,335	34,288,744

Total liabilities and stockholders’ equity	$36,377,799	$35,670,859

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012

Net sales	$4,758,456	$3,828,400	$11,973,742	$11,446,802

Cost of goods sold	(3,854,816)	(3,314,488)	(9,946,333)	(9,553,196)

Gross profit	903,640	513,912	2,027,409	1,893,606

Selling, general and administrative expenses	(748,700)	(628,517)	(1,928,218)	(1,873,685)

Operating income (loss)	154,940	(114,605)	99,191	19,921

Other income (loss):
Interest income	11,398	16,593	40,344	49,361
Undistributed earnings in joint venture - Majestic 21	29,180	20,796	89,380	63,346
Losses from investments in retirement community limited partnerships	(93,290)	(110,342)	(223,131)	(259,727)
Miscellaneous	19,273	30,521	73,541	68,223

Total other loss	(33,439)	(42,432)	(19,866)	(78,797)

Income (loss) before provision for income taxes	121,501	(157,037)	79,325	(58,876)

Income tax	—	—	—	—

Net income (loss)	121,501	(157,037)	79,325	(58,876)

Other comprehensive income (loss)
Unrealized investment gain (loss)	96,497	(4,821)	141,127	(896)

Comprehensive income (loss)	$217,998	$(161,858)	$220,452	$(59,772)

Weighed average number of shares outstanding:
Basic	4,057,053	4,057,053	4,057,053	4,056,773
Diluted	4,057,053	4,057,053	4,057,053	4,056,733

Income (loss) per share:
Basic	$0.03	$(0.04)	$0.02	$(0.01)
Diluted	$0.03	$(0.04)	$0.02	$(0.01)

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 3, 2013	August 4, 2012
Cash flows from operating activities:
Net income (loss)	$79,325	$(58,876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	90,058	100,663
Amortization of bond premium/discount	—	1,668
Undistributed earnings in joint venture - Majestic 21	(89,380)	(63,346)
Losses from investments in retirement community limited partnerships	223,131	259,727
Increase in cash surrender value of life insurance	(84,366)	(71,100)
Stock-based compensation	10,139	34,034
Decrease (increase) in:
Accounts receivable - trade	1,541,273	(95,542)
Inventories	539,297	718,272
Pre-owned homes	26,756	1,477,081
Prepaid expenses and other assets	(308,557)	(216,378)
(Decrease) increase in:
Accounts payable	(152,669)	(103,556)
Accrued compensation	168	(1,751)
Accrued expenses and other current liabilities	103,022	(398,287)
Customer deposits	525,828	43,125

Net cash provided by operating activities	2,504,025	1,625,734

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,029)	(57,872)
Decrease in mortgage notes receivable	1,697	564
Proceeds from maturity of long-term investment	—	505,000

Net cash provided by (used in) investing activities	(1,332)	447,692

Increase in cash and cash equivalents	2,502,693	2,073,426

Cash and cash equivalents at beginning of year	7,352,480	6,206,218

Cash and cash equivalents at end of quarter	$9,855,173	$8,279,644

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and nine months ended August 3, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended August 3, 2013 are not necessarily indicative of the results of the full fiscal year.

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

Other inventory costs are determined on a first-in, first-out basis.

Inventories were as follows:

	August 3, 2013	November 3, 2012

Raw materials	$523,286	$505,122
Work-in-process	99,589	90,444
Finished homes	4,594,507	5,140,200
Model home furniture and others	25,201	46,114

Inventories, net	$5,242,583	$5,781,880

Pre-owned homes	$9,740,463	$10,335,524
Inventory impairment reserve	(2,833,222)	(3,401,527)

	6,907,241	6,933,997
Less homes expected to sell in 12 months	(2,037,428)	(2,503,164)

Pre-owned homes, long-term	$4,869,813	$4,430,833

Finance Revenue Sharing Agreement – During fiscal 2004, the Company entered into a finance revenue sharing agreement (FRSA) between 21st Mortgage Corporation (“21st Mortgage”), Prestige Home Centers, Inc., and Majestic Homes, Inc. without forming a separate entity. In connection with this FRSA, mortgage financing is provided on manufactured homes sold through the Company’s retail centers to customers who qualify for such mortgage financing. Under the FRSA, prior to the execution of the Seventh Amendment as described below, the Company had agreed to repurchase any repossessed homes and related collateral from 21st Mortgage that was financed under the agreement. Prior to the Seventh Amendment, the FRSA contained certain provisions that would reimburse the Company for a portion of any repossessed homes and related collateral sold.

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

	Three Months Ended		Nine Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012

Homes repurchased	0	0	0	3
Cost of repurchased homes	$0	$0	$0	$192,417

Number of repurchased homes sold	8	9	17	25
Cost of repurchased homes sold	$541,682	$748,175	$1,101,407	$1,756,087

Liquidation costs of repurchased homes sold	$263,558	$116,965	$424,972	$196,330

Impact upon results of operations*	$0	$0	$0	$0

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	August 3, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$294,143	$—	$462,073

	November 3, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$153,016	$—	$320,946

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis at August 3, 2013 and November 3, 2012.

	August 3, 2013
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$462,073	$—	$—

	November 3, 2012
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$320,946	$—	$—

Note 5	Investments in Retirement Community Limited Partnerships

The Company’s investment in retirement community limited partnerships include a 31.9% interest in Walden Woods South LLC (“South”) and a 48.5% interest in CRF III, Ltd. (“Cypress Creek”). The fair value of the Cypress Creek investment was $534,793 and $757,924 at August 3, 2013 and November 3, 2012, respectively. The fair value of the South investment is zero at both August 3, 2013 and November 3, 2012.

The following is summarized financial information of South and Cypress Creek*:

	June 30,	September 30,
	2013	2012
Total Assets	$13,729,968	$14,159,361
Total Liabilities	$15,154,769	$14,829,587
Total Equity	$(1,424,801)	$(670,226)

*	Due to South and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

Note 6	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Nine Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Beginning accrued warranty expense	$75,000	$75,000	$75,000	$75,000
Less: reduction for payments	(43,202)	(39,283)	(127,384)	(128,730)
Plus: additions to accrual	43,202	39,283	127,384	128,730

Ending accrued warranty expense	$75,000	$75,000	$75,000	$75,000

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

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed similarly to basic net income (loss) per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and nine months ended August 3, 2013 and August 4, 2012, options to purchase 54,150 and 78,900 shares, respectively, have been excluded from the computation of potentially dilutive securities as the effect on earnings (loss) per share is antidilutive.

Note 8	Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended		Nine Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012

Manufactured housing	$3,751,433	$2,799,928	$9,777,737	$9,001,467
Pre-owned homes-FRSA	685,222	819,448	1,373,418	1,906,725
Trade in and other pre-owned homes	261,643	158,677	645,362	357,695
Insurance agent commissions	49,566	43,249	152,926	155,179
Construction lending operations	10,592	7,098	24,299	25,736

Total net sales	$4,758,456	$3,828,400	$11,973,742	$11,446,802

Majestic 21 – The Company has a 50% interest in Majestic 21, a joint venture with an unrelated entity (21st Mortgage Corporation) (“21st Mortgage”). The Company is a 50% guarantor on a $5 million note payable entered into by Majestic 21. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of August 3, 2013, the outstanding principal balance of the note was $2,138,500 and the amount of collateral was $2,827,525. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit for the three and nine months ended August 3, 2013 and August 4, 2012.

	Three Months Ended		Nine Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012

Homes sold through Company owned sales centers	25	10	62	49
Pre-owned homes sold through Company owned sales centers	15	12	33	33
Homes sold to independent dealers	47	61	148	166
Total new factory built homes produced	72	66	204	201
Average new manufactured home price - retail	$65,248	$62,991	$58,854	$65,194
Average new manufactured home price - wholesale	$31,767	$26,556	$29,497	$27,532

As a percent of net sales:
Gross profit from the Company owned retail sales centers	12%	10%	13%	13%
Gross profit from the manufacturing facilities - including intercompany sales	19%	14%	15%	16%

Total net sales in the third quarter of 2013 were $4,758,456, up 24% compared to $3,828,400 in the third quarter of 2012, which includes sales of pre-owned homes of $946,865 and $978,125, respectively. Total net sales for the first nine months of 2013 were $11,973,742, up 5% compared to $11,446,802 for the first nine months of 2012, which includes sales of pre-owned homes of $2,018,780 and $2,264,420, respectively. Sales to two publicly traded REIT’S (Real Estate Investment Trusts) and other companies which own multiple retirement communities in our market area accounted for approximately 28% and 33% of our sales for the nine months ended August 3, 2013 and August 4, 2012, respectively. Accounts receivable due from these customers were approximately $990,073 at August 3, 2013.

According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2012 through May 2013 were up approximately 14% from the same period last year. Our sales and operations continue to be impacted by our country’s economic conditions and those in the state of Florida. Although the immediate outlook for the manufactured housing industry in Florida and the nation is uncertain, the long-term demographic trends still favor future growth in the Florida market area we serve. Our 46 years of experience in the Florida market and consumers’ increased need for more affordable housing should serve us well in the coming years. We remain convinced that our specific geographic market is one of the best long-term growth areas in the country. The country must experience a better economy with less uncertainty, improved sales in the existing home market, declining unemployment, increased consumer confidence and more retail financing for the sales of our affordable homes to improve significantly.

We understand that during this very complex economic environment, maintaining our strong financial position is vital for future growth and success. Because of the recent historical poor business conditions in our market area and the lack of any clarity as to when today’s economic challenges will improve measurably, we will continue to evaluate Prestige’s retail model centers in Florida, along with all other expenses and react in a manner consistent with maintaining our strong financial position.

We have specialized for 46 years in the design and production of quality, affordable manufactured homes at our plant located in central Florida. With our multiple retail sales centers, a finance company joint venture, an insurance subsidiary, and investments in retirement manufactured home communities, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the third quarter of 2013 were $49,566 compared to $43,249 in the third quarter of 2012. Total insurance agent commission revenues for the first nine months of 2013 were $152,926 compared to $155,179 for the first nine months of 2012. The decline in insurance agent commission’s year to date in 2013 resulted from a decline in renewals. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at August 3, 2013 and November 3, 2012.

The revenues from construction lending operations in third quarter of 2013 was $10,592 compared to $7,098 in the third quarter of 2012 and was $24,299 for the first nine months of 2013 compared to $25,736 for the first nine months of 2012. The decrease in revenues year to date in 2013 was due to fewer homes sales in fiscal year 2013 financed with a construction loan.

Gross profit as a percentage of net sales was 19% in third quarter of 2013 compared to 13% in third quarter of 2012 and was 17% for the first nine months of 2013 and 2012. The gross profit in third quarter of 2013 was $903,640 compared to $513,912 in the third quarter of 2012 and was $2,027,409 for the first nine months of 2013 compared to $1,893,606 for the first nine months of 2012. The increase in gross profit was primarily due to the increased sales volume and increases in the average wholesale new manufactured home selling price.

Selling, general and administrative expenses as a percent of net sales was 16% in third quarter of 2013 and 2012 and was 16% for the first nine months of 2013 and 2012. We continue our efforts to reduce our overhead costs, which included closing two retail sales centers in fiscal year 2012.

Our earnings from Majestic 21 in the third quarter of 2013 were $29,180, compared to $20,796 for the third quarter of 2012. Our earnings from Majestic 21 for the first nine months of 2013 were $89,380, compared to $63,346 for the first nine months of 2012. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company. The increase in earnings in fiscal year 2013 is due to the lower cost of funds on the portfolio.

We earned interest on cash, cash equivalents and short-term investments in the amount of $11,398 for the third quarter of 2013 compared to $16,593 for the third quarter of 2012. For the first nine months of 2013 interest earned on cash, cash equivalents and short-term investments were $40,344 compared to $49,361 in the first nine months of 2012. Interest income is dependent on our cash balance and available rates of return.

We reported non-cash losses from our investment in retirement community limited partnerships of $93,290 for the third quarter of 2013 compared to $110,342 for the third quarter of 2012. For the first nine months of 2013, losses were $223,131 compared to $259,727 in the first nine months of 2012. We expect similar losses for the remainder of 2013 as the community continues to see slow growth in new home sales.

We reported net income of $121,501 for the third quarter of 2013, or $0.03 per share, compared to a net loss of $157,037, or $0.04 per share, for the third quarter of 2012. For the first nine months of 2013 net income was $79,325, or $0.02 per share, compared to a net loss of $58,876, or $0.01 per share, in the first nine months of 2012.

Liquidity and Capital Resources

Cash and cash equivalents were $9,855,173 at August 3, 2013 compared to $7,352,480 at November 3, 2012. Short-term investments were $462,073 at August 3, 2013 compared to $320,946 at November 3, 2012. Working capital was $18,413,098 at August 3, 2013 as compared to $18,589,914 at November 3, 2012. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective for the period ended August 3, 2013.

Changes in Internal Control over Financial Reporting. We made no changes in our internal control over financial reporting (as defined in Rules 13a-15(f)) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or which is reasonably likely to materially affect our internal controls over financial reporting.

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

NOBILITY HOMES, INC.

DATE: September 10, 2013	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman, President and Chief Executive Officer

DATE: September 10, 2013	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President, and Chief Financial Officer

DATE: September 10, 2013	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer and Principal Accounting Officer