Form 10-K
period 2013-11-02
NOBILITY HOMES INC
filed 2014-01-28
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 2, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (1,407,700 shares), based on the closing price on the over-the-counter market on May 3, 2013 (the last business day of the second quarter of fiscal 2013), and was approximately $7,883,120.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding on January 28, 2014
Common Stock	4,057,053

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held February 28, 2014	Part III, Items 10-14

PART I

Item 1.	Business

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

Manufactured Homes

Nobility’s homes are available in approximately 100 active models sold under the trade names “Kingswood,” “Springwood,” “Springwood Special,” “Tropic Isle Special,” “Regency Manor Special,” and “Special Edition.” The homes, ranging in size from 431 to 2,650 square feet and containing from one to five bedrooms, are available in:

•	single-wide widths of 12, 14 and 16 feet ranging from 35 to 72 feet in length;

•	double-wide widths of 20, 24, 26, 28 and 32 feet ranging from 32 to 72 feet in length;

•	triple-wide widths of 36, 38 and 42 feet ranging from 46 to 72 feet in length; and

•	quad-unit with 2 sections 28 feet wide by 48 feet long and 2 sections 28 feet wide by 52 feet long

•	Our floor plans can be built as an on-frame modular home.

•	We have been approved to build A.N.S.I. Park models under 400 square feet.

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

Retail Sales

Prestige Home Centers, Inc., our wholly-owned subsidiary, operated ten retail sales centers in north and central Florida in fiscal year 2013. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 53% and 47% of Nobility’s sales during fiscal years 2013 and 2012, respectively.

Each of Prestige’s retail sales centers is located within 350 miles of Nobility’s Ocala manufacturing facility. Prestige owns the land at four of its retail sales centers and leases the remaining six retail sales centers from unaffiliated parties under leases with terms between one and three years with renewal options.

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

Prestige does not itself finance customers’ new home purchases, but since 1997, Nobility has partnered with 21st Mortgage Corporation to provide financing to retail customers purchasing homes from Prestige. Additionally, financing for home purchases has historically been available from several other independent sources that specialize in manufactured housing lending and numerous banks that finance manufactured home purchases. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources. During fiscal 2004, the company transferred $250,000 from its exiting joint venture in Majestic 21 in order to participate in a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation, Prestige and Nobility’s wholly-owned subsidiary, Majestic Homes, Inc. without forming a separate entity. Effective December 31, 2013, 21st Mortgage Corporation informed the Company they will no longer originate loans under the terms of the FRSA due to regulatory changes. No revenue was recorded under this agreement in fiscal years 2013 or 2012. 21st Mortgage Corporation will continue to provide financing to retail customers who purchase the Company’s manufactured homes at Prestige retail sales centers.

Investments in Limited Partnerships

The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a 236 residential lot manufactured home community named Walden Woods located in Homosassa, Florida. The majority owner of Walden Woods is the Company’s principal shareholder.

The Company has a 48.5% limited partnership investment in CRF III, Ltd. (“Cypress Creek”). Cypress Creek owns and operates a 403 residential lot manufactured home community located in Winter Haven, Florida.

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which lead us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2013 and 2012.

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

Wholesale Sales to Manufactured Home Communities

Nobility sells its homes on a wholesale basis exclusively through two full-time salespersons to approximately 30 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers. Sales to two publicly traded REIT’s (Real Estate Investment Trusts) which own multiple retirement communities in our market area accounted for $2,001,730 or 11 % and $3,469,130 or 19% of our total sales in fiscal year 2013 and $1,952,795 or 12% and $3,416,285 or 22% of our total sales in fiscal year 2012.

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

Competition

The manufactured home industry is highly competitive. The initial investment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry in the business vary from state to state. The bond requirement for Florida is $50,000. Nobility competes directly with other manufacturers, some of whom are both considerably larger and possess greater financial resources than Nobility. Nobility estimates that of the 45 manufacturers selling in the state, approximately 15 manufacture homes of the same type as Nobility and compete in the same market area. Nobility believes that it is generally competitive with most of those manufacturers in terms of price, service, warranties and product performance.

Employees

As of January 10, 2014, the Company had 97 full-time employees, including 25 employed by Prestige. Approximately 48 employees are factory personnel compared to approximately 43 in such positions a year ago and 49 are in management, administrative, supervisory, sales and clerical positions (including 22 management and sales personnel employed by Prestige) compared to approximately 46 a year ago. In addition, Nobility employs part-time employees when necessary.

Nobility makes contributions toward employees’ group health and life insurance. Nobility, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 10, 2014, Nobility owned two manufacturing plants:

Location	Approximate Size

3741 SW 7th Street Ocala, Florida	72,000 sq ft.

6432 SE 115th Lane Belleview, Florida	33,500 sq. ft.

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

Prestige owns the properties on which it’s Pace (closed February 2012), Panama City, Yulee, Punta Gorda and Ocala North, Florida retail sales centers are located. Prestige leases the property for its other 6 retail sales centers.

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

Market Information

Nobility’s common stock was listed on the NASDAQ Global Market under the symbol NOBH until September 17, 2012. The Company’s common stock currently trades under the symbol NOBH on the OTC Markets Group, Inc. (the “Pink Sheets”). The following table shows the range of high and low sales prices and/or high and low bid quotations (as applicable) for the common stock for each fiscal quarter of 2013 and 2012 on the over-the-counter market and NASDAQ Global Market, respectively. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year End
	November 2, 2013		November 3, 2012
Fiscal Quarter	High	Low	High	Low

1st	$5.69	$4.50	$7.23	$4.76
2nd	5.75	5.00	8.99	5.70
3rd	9.00	5.60	7.45	4.69
4th	9.35	8.35	6.35	4.34

Holders

At January 24, 2014, the approximate number of holders of record of common stock was 154 (not including individual participants in security position listings).

Dividends

The Board of Directors declared no dividends in fiscal years 2013 and 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the end of the fiscal year ended November 2, 2013. For further information, see Note 12 of “Notes to Consolidated Financial Statements”.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	300,000
Equity compensation plans not approved by security holders	30,400	$13.58	—

Total	30,400	$13.58	300,000

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2013 and 2012, Nobility continued to experience consumer demand for smaller, less expensive homes. Beginning in 2011, two publicly traded REIT’s and other companies which own multiple retirement communities increased their purchase of lower price homes, which helped to improve the slower sales in their communities. Our three, four and five bedroom manufactured homes are favored by families, compared with the one, two and three-bedroom homes that typically appeal to the retirement buyers who reside in the manufactured housing communities.

Nobility’s joint venture and FRSA with 21st Mortgage Corporation provides mortgage financing to retail customers who purchase Nobility’s manufactured homes at Prestige retail sales centers. Effective December 31, 2013, 21st Mortgage Corporation informed the Company they will no longer originate loans under the terms of the FRSA due to regulatory changes. No revenue was recorded under this agreement in fiscal years 2013 or 2012. 21st Mortgage Corporation will continue to provide financing to retail customers who purchase the Company’s manufactured homes at Prestige retail sales centers.

In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.

In the third quarter of fiscal year 2009, Majestic 21 secured $5,000,000 in financing from a commercial bank. The Company guarantees 50% of this financing. Subsequent to our 2009 fiscal year end, 21st Mortgage Corporation announced that their parent company had agreed to provide additional capital to fund loan originations, which became available when Majestic 21 fully utilized the proceeds from the $5,000,000 commercial loan. As of November 2, 2013, the outstanding principal balance of the note was $2,034,100 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $2,791,316. The Company has also been able to sign dealer agreements with additional lenders who provide financing for our homes.

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

The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended November 2, 2013 and November 3, 2012 each consisted of fifty-two week periods.

Results of Operations

The Company reported net income of approximately $747,000 in fiscal year 2013, compared to a net income of approximately $50,000 during fiscal year 2012.

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended November 2, 2013 and November 3, 2012.

	2013	2012

New homes sold through Company owned sales centers	99	60
Pre-owned homes sold through Company owned sales centers	49	40
Homes sold to independent dealers	242	268
Total new factory built homes produced	324	312
Average new manufactured home price - retail	$62,433	$64,598
Average new manufactured home price - wholesale	$30,104	$26,990

As a percent of net sales:
Gross profit from the Company owned retail sales centers	13%	12%
Gross profit from the manufacturing facilities - including intercompany sales	16%	19%

Total net sales in fiscal year 2013 were $18,525,950 compared to $15,834,971 in fiscal year 2012.

Sales to two publicly traded REIT’s and other companies which own multiple retirement communities in our market area accounted for approximately 31% and 38% of our sales for the twelve months ended November 2, 2013 and November 3, 2012, respectively. Accounts receivable due from these customers were $2,473,090 at November 2, 2013.

Our sales are affected by the strength of the U.S. economy, interest rates and employment levels, consumer confidence and the availability of retail financing. The manufactured housing industry has until recently been affected by declining or stagnating unit shipments. This decline or stagnation, caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2012 through September 2013 were up approximately 17% from the same period last year. Our 2013 sales increased 17% from 2012 sales. Although 2013 shipments increased, the intermediate outlook for the manufactured housing industry in Florida and the nation is uncertain. The long-term demographic trends still favor future growth in the Florida market area we serve. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country. The country must experience a better economy with less uncertainty, continued improved sales in the existing home market, declining unemployment, increased consumer confidence and more retail financing for the sales of our affordable homes, for the Company to improve significantly.

We understand that during this very complex economic environment, maintaining our strong financial position is vital for future growth and success. Because of the recent historically poor business conditions in our market area and the lack of any clarity as to when today’s economic challenges will improve measurably, we will continue to evaluate Prestige’s retail model centers in Florida, along with all other expenses and react in a manner consistent with maintaining our strong financial position.

We have specialized for 46 years in the design and production of quality, affordable manufactured homes at our plant located in central Florida. With our multiple retail sales centers, a finance company joint venture, an insurance subsidiary, and investments in retirement manufactured home communities, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in fiscal year 2013 were $204,960 compared to $211,076 in fiscal year 2012. The decline in insurance agent commissions resulted from a decline in new policies written and renewals. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at November 2, 2013 and November 3, 2012.

The revenues from the construction lending operations in fiscal year 2013 were $29,688 compared to $31,907 in fiscal year 2012. The decrease in revenues was due to fewer homes sales in fiscal year 2013 financed with a construction loan.

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

Gross profit as a percentage of net sales was 18.2% in fiscal year 2013 compared to 18.1% in fiscal year 2012. Our gross profit of $3,376,673 increased 18.1% compared to $2,859,493 for 2012.

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

Selling, general and administrative expenses decreased approximately $115,000 from 2012 to 2013. As a percent of net sales, selling, general and administrative expenses were 14.0% in fiscal year 2013 compared to 17.1% in fiscal year 2012. The decrease in selling, general and administrative expenses in 2013 resulted primarily from a decrease in accounting expenses.

The Company earned $121,293 from its joint venture, Majestic 21, in fiscal year 2013 compared to $95,035 in fiscal year 2012. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The increase in earnings was due to a higher net interest margin.

The Company recorded a loss on its investment in Cypress Creek of $289,990 and $334,779 in fiscal year 2013 and 2012 respectively. The decrease in the loss was due to improved operating results for Cypress Creek. No loss was recorded in fiscal year 2013 and 2012 for Walden Woods as this investment was fully impaired in 2011.

The Company earned interest on cash, cash equivalents and short-term investments in the amount of $53,346 in fiscal year 2013 compared to $59,834 in fiscal year 2012. The decreased interest income was primarily due to the lower variable rate earned on our cash and cash equivalents balances.

The Company realized pre-tax income of approximately $741,000 in 2013 compared to a pre-tax income of approximately $50,000 in fiscal 2012.

The Company recorded an income tax benefit of $6,000 in 2013. No income tax expense or benefit was recorded in 2012. The Company was able to use net operating loss carry forwards to offset its current income tax liabilities for 2013 and 2012.

As a result of the factors discussed above, net income in fiscal year 2013 was $747,106 or $0.18 per share and net income in fiscal year 2012 was $49,759 or $0.01 per share.

Liquidity and Capital Resources

Cash and cash equivalents were $10,468,453 at November 2, 2013 compared to $7,352,480 at November 3, 2012. Short-term investments were $455,232 at November 2, 2013 compared to $320,946 at November 2, 2012. The increase in cash was due primarily to a reduction in inventory and pre-owned homes. Working capital was $19,869,747 at November 2, 2013 as compared to $18,589,914 at November 3, 2012. Nobility owns the entire inventory for its Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and does not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

The Company currently has no line of credit facility and does not believe that such a facility is currently necessary to its operations. The Company has no debt. The Company also has approximately $2.6 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of November 2, 2013, the Company continued to report a strong balance sheet which included total assets of approximately $37 million which was funded primarily by stockholders’ equity of approximately $35 million.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 2, 2013 or November 3, 2012.

Investments in Retirement Communities

The Company has a 31.3% investment interest in Walden Woods, which owns and operates a 236 residential lot manufactured home community located in Homosassa, Florida. The Company fully impaired its investment in Walden Woods in 2011. The majority owner of Walden Woods is the Company’s principal shareholder.

The Company has a 48.5% limited partnership investment in Cypress Creek, which owns and operates a 403 residential lot manufactured home community located in Winter Haven, Florida.

In 2011, the Company assessed the fair value of its investment in the two manufactured home communities, using projected financial information. The analysis for Walden Woods revealed that the value for Walden Woods was less than the value at which the Company was carrying the investment on the balance sheet. Consequently, the Company fully impaired its investment in Walden Woods, resulting in a noncash charge to losses from investments in retirement community limited partnerships of $791,355. The fair value analysis for Cypress Creek also resulted in impairment. The Company took a noncash $1.3 million charge to reduce the carrying value of this investment in third quarter of 2011. In 2013 and 2012, no impairment in the carrying value of Cypress Creek was necessary.

These investments are accounted for under the equity method of accounting and are reviewed quarterly for impairment. The Company holds a 31.3% interest in Walden Woods and a 48.5% interest in Cypress Creek and all allocations of profit and loss are on a pro-rata basis. Since all allocations are to be made on a pro-rata basis and the Company’s maximum exposure is limited to its investment in Walden Woods and Cypress Creek, management has concluded that the Company would not absorb a majority of Walden Woods’ and Cypress Creek’s expected losses nor receive a majority of Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with ASC No. 810-10.

Investment in Majestic 21

On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 2, 2013, the outstanding principal balance of the note was $2,034,100 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $2,791,316. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

At November 2, 2013, there was approximately $171,385 in loan loss reserves or 0.89% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

The Company has determined that, due to significant negative evidence as a result of losses in numerous consecutive years through 2011, a valuation reserve is required to reduce the Company’s net deferred taxes to a level supportable by certain tax planning strategies that could be enacted to realize deferred tax assets, if necessary.

The primary tax planning strategy is the potential sale of real estate, primarily land not currently used in the operations of the Company, to generate taxable gains. The Company has assessed that these strategies could result in the realization of approximately $2.0 million of deferred tax assets. The amount of deferred tax assets above this amount are reserved with a valuation allowance. The valuation allowance was approximately $1.5 million at November 2, 2013 and $2.1 at November 3 2012.

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

Finance Revenue Sharing Agreement

The Company entered into a FRSA with 21st Mortgage Corporation during 2004. The FRSA allows for revenue sharing distributions of excess reserves that accumulated under the escrow arrangement to the Company and 21st Mortgage Corporation. The Company has determined that escrow balances should be sufficient to cover losses on repurchases in the normal course of business and has recognized revenue under the arrangement on an as-received basis. Effective December 31, 2013, 21st Mortgage Corporation informed the Company they will no longer originate loans under the terms of the FRSA due to regulatory changes. No revenue was recorded under this agreement in fiscal years 2013 or 2012. 21st Mortgage Corporation will continue to provide financing to retail customers who purchase the Company’s manufactured homes at Prestige retail sales centers.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 2, 2013, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21, the FRSA and retirement community limited partnerships).

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

We have audited the accompanying consolidated balance sheets of Nobility Homes, Inc. and subsidiaries (the “Company”) as of November 2, 2013 and November 3, 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended November 2, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and subsidiaries as of November 2, 2013 and November 3, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended November 2, 2013, in conformity with U. S. generally accepted accounting principles.

/s/ Averett Warmus Durkee, P.A.

Orlando, Florida

January 28, 2014

Nobility Homes, Inc.

Consolidated Balance Sheets

November 2, 2013 and November 3, 2012

	November 2, 2013	November 3, 2012

Assets
Current assets:
Cash and cash equivalents	$10,468,453	$7,352,480
Short-term investments	455,232	320,946
Accounts receivable - trade	2,701,057	2,850,276
Mortgage notes receivable, current	4,549	3,483
Inventories	5,043,816	5,781,880
Pre-owned homes, current	2,187,598	2,503,164
Prepaid expenses and other current assets	319,546	480,055
Deferred income taxes	656,461	679,745

Total current assets	21,836,712	19,972,029

Property, plant and equipment, net	3,731,463	3,801,552
Pre-owned homes	4,316,397	4,430,833
Mortgage notes receivable, long term	183,753	186,516
Income tax receivable	—	248,164
Other investments	2,938,273	3,106,970
Deferred income taxes	1,339,539	1,237,255
Other assets	2,804,484	2,687,540

Total assets	$37,150,621	$35,670,859

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$645,519	$404,546
Accrued compensation	170,026	112,372
Accrued expenses and other current liabilities	614,368	514,520
Customer deposits	537,052	350,677

Total current liabilities	1,966,965	1,382,115

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,632,060	10,618,542
Retained earnings	33,319,784	32,572,678
Accumulated other comprehensive income	240,378	106,090
Less treasury stock at cost, 1,307,854 shares	(9,545,057)	(9,545,057)

Total stockholders’ equity	35,183,656	34,288,744

Total liabilities and stockholders’ equity	$37,150,621	$35,670,859

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Comprehensive Income

For the years ended November 2, 2013 and November 3, 2012

	Year Ended
	November 2, 2013	November 3, 2012

Net sales	$18,525,950	$15,834,971

Cost of goods sold	(15,149,277)	(12,975,478)

Gross profit	3,376,673	2,859,493

Selling, general and administrative expenses	(2,594,981)	(2,709,481)

Operating income	781,692	150,012

Other income (loss):
Interest income	53,346	59,834
Undistributed earnings in joint venture - Majestic 21	121,293	95,035
Losses from investments in retirement community limited partnerships	(289,990)	(334,779)
Miscellaneous	74,447	79,657

Total other loss	(40,904)	(100,253)

Income before provision for income taxes	740,788	49,759

Income tax benefit	6,318	—

Net income	747,106	49,759

Other comprehensive income:
Unrealized investment gain	134,288	28,317

Comprehensive income	$881,394	$78,076

Weighed average number of shares outstanding:
Basic	4,057,053	4,056,843
Diluted	4,057,053	4,056,843

Net income per share:
Basic	$0.18	$0.01
Diluted	$0.18	$0.01

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended November 2, 2013 and November 3, 2012

	Common Stock Shares	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 5, 2011	4,056,144	$536,491	$10,579,467	$32,524,828	$77,773	$(9,551,693)	$34,166,866
Stock-based compensation	909	—	39,075	(1,909)	—	6,636	43,802
Unrealized investment gain	—	—	—	—	28,317	—	28,317
Net income	—	—	—	49,759	—	—	49,759

Balance at November 3, 2012	4,057,053	536,491	10,618,542	32,572,678	106,090	(9,545,057)	34,288,744
Stock-based compensation	—	—	13,518	—	—	—	13,518
Unrealized investment gain	—	—	—	—	134,288	—	134,288
Net income	—	—	—	747,106	—	—	747,106

Balance at November 2, 2013	4,057,053	$536,491	$10,632,060	$33,319,784	$240,378	$(9,545,057)	$35,183,656

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended November 2, 2013 and November 3, 2012

	Year Ended
	November 2, 2013	November 3, 2012
Cash flows from operating activities:
Net income	$747,106	$49,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102,968	116,248
Amortization of bond premium/discount	—	1,668
Undistributed earnings in joint venture - Majestic 21	(121,293)	(95,035)
Losses from investments in retirement community limited partnerships	289,990	334,779
Loss on disposal of property, plant and equipment	33,682	—
Stock-based compensation	13,518	43,802
Deferred income taxes	(79,000)	—
Decrease (increase) in:
Accounts receivable - trade	149,219	(1,673,778)
Inventories	738,064	713,690
Pre-owned homes	430,002	1,824,325
Prepaid expenses and other assets	160,509	(60,578)
Income taxes receivable	248,164	—
(Decrease) increase in:
Accounts payable	240,973	16,117
Accrued compensation	57,654	(1,441)
Accrued expenses and other current liabilities	99,848	(351,367)
Customer deposits	186,375	(107,380)

Net cash provided by operating activities	3,297,779	810,809

Cash flows from investing activities:
Purchase of property, plant and equipment	(68,859)	(57,982)
Proceeds from the sale of property, plant and equipment	2,300	—
Collections on mortgage notes receivable	1,697	924
Increase in cash surrender value of life insurance	(116,944)	(112,489)
Proceeds from maturity of long-term investment	—	505,000

Net cash provided by (used in) investing activities	(181,806)	335,453

Increase in cash and cash equivalents	3,115,973	1,146,262

Cash and cash equivalents at beginning of year	7,352,480	6,206,218

Cash and cash equivalents at end of year	$10,468,453	$7,352,480

Supplemental disclosure of cash flows information:

Income taxes received	$(169,164)	$—

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1	Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”) Nobility Parks I, LLC, Nobility Parks II, LLC and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and mortgage broker, and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. At November 2, 2013 Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda.

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended November 2, 2013 and November 3, 2012 each consisted of fifty-two week periods.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior

Notes to Consolidated Financial Statements

to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 2, 2013 or November 3, 2012.

Revenues by Products and Services – Revenues by net sales from manufactured housing, insurance agent commissions, and construction lending operations for the years ended November 2, 2013 and November 3, 2012 are as follows:

	2013	2012
Manufactured housing	$15,495,710	$12,815,516
Pre-owned homes-FRSA	1,706,056	2,310,588
Trade-in and other pre-owned homes	1,089,536	465,884
Insurance agent commissions	204,960	211,076
Construction lending operations	29,688	31,907

Total net sales	$18,525,950	$15,834,971

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At November 2, 2013 and November 3, 2012, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

Accounts receivable fluctuates due to the number of homes sold to independent dealers. The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer.

Investments – The Company’s investments consist of money market accounts as well as equity securities of a public company. Investments with maturities of less than one year are classified as short-term investments. Debt securities that the Company has the positive intent and ability to hold until maturity are accounted for as “held-to-maturity” securities and are carried at amortized cost. Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). The Company’s equity investment in a public company is classified as “available-for-sale” and carried at fair value. Unrealized gains on the available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income.

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

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity 21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact Majestic 21 economic performance therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FASB ASC 810. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes as of November 2, 2013 and November 3, 2012. Based on management’s evaluation, there was no impairment of this investment at November 2, 2013 or November 3, 2012.

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

See Note 14 for discussion of the Company’s guarantee of a $5 million note payable of Majestic 21.

Finance Revenue Sharing Agreement – During fiscal year 2004, the Company transferred $250,000 from its existing joint venture in Majestic 21 in order to participate in a FRSA between 21st Mortgage Corporation, Prestige Homes, Inc., and Majestic Homes, Inc. without forming a separate entity. In connection with this FRSA, mortgage financing will be provided on manufactured homes sold through the Company’s retail centers to customers who qualify for such mortgage financing.

Effective December 31, 2013, 21st Mortgage Corporation informed the Company they will no longer originate loans under the terms of the FRSA due to regulatory changes. No revenue was recorded under this agreement in fiscal years 2013 or 2012. 21st Mortgage Corporation will continue to provide financing to retail customers who purchase the Company’s manufactured homes at Prestige retail sales centers.

Other Investments – The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement manufactured home community located in Homosassa, Florida. The Company fully impaired its investment in Walden Woods in 2011. The majority owner of Walden Woods is the Company’s principal shareholder.

The Company owns 100% of a limited liability company called Nobility Parks II, LLC to hold a 48.5% interest in a retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes. The Company recorded an impairment charge on its investment in Cypress Creek in 2011.

See further discussion of these investments in Note 5.

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

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2013 and 2012 are as follows:

	2013	2012

Beginning accrued warranty expense	$75,000	$75,000
Less: reduction for payments	(165,627)	(176,074)
Plus: additions to accrual	165,627	176,074

Ending accrued warranty expense	$75,000	$75,000

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

Stock-Based Compensation – At November 2, 2013, the Company has a stock incentive plan (the “Plan”) which authorizes the issuance of options to purchase common stock. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

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

Advertising – Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $223,100 and $222,900 for fiscal year 2013 and 2012, respectively.

Notes to Consolidated Financial Statements

Audit Fees – The Company generally records audit fees in the period in which services are provided. Audit fees relating to the finalization of the audit generally will be reflected in the financial statements of the subsequent year. Due to certain issues, primarily relating to FRSA accounting matters that occurred during 2011 the Company incurred significant audit fees in financial statements for fiscal year 2012 and 2013 relating to the finalization of the fiscal 2011 audit. Audit fees which related to the completion of the 2011 audit were $83,891 and $279,891 in 2013 and 2012, respectively.

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

Net Income per Share – These financial statements include “basic” and “diluted” net income per share information for all periods presented. The basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding. The diluted net income per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive common shares.

For the year ended November 2, 2013 and November 3, 2012, options to purchase 30,400 and 54,150 shares, respectively, have been excluded from the computation of potentially dilutive securities as the effect on net income per share is antidilutive.

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

Major Customers – Sales to two publicly traded REIT’s which own multiple retirement Communities in our market area accounted for $2,001,730 or 11 % and $3,469,130 or 19% of our total sales in fiscal year 2013 and $1,952,795 or 12% and $3,416,285 or 22% of our total sales in fiscal year 2012.

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

Recently Issued Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Notes to Consolidated Financial Statements

NOTE 2	Investments

The following is a summary of short-term investments (available for sale):

	November 2, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities in a public company	$167,930	$287,302	$—	$455,232

	November 3, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities in a public company	$167,930	$153,016	$—	$320,946

The fair values were estimated based on quoted market prices using current market rates at each respective period end.

NOTE 3	Fair Values of Financial Investments

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

Notes to Consolidated Financial Statements

The following table represents the Company’s financial assets and liabilities which are carried at fair value at November 2, 2013 and November 3, 2012.

	November 2, 2013
	Level 1	Level 2	Level 3
Equity securities in a public company	$455,232	$—	$—
Non-recurring fair value investment	—	—	467,934

	$455,232	$—	$467,934

	November 3, 2012
	Level 1	Level 2	Level 3
Equity securities in a public company	$320,946	$—	$—
Non-recurring fair value investment	—	—	757,924

	$320,946	$—	$757,924

The level 3 non-recurring fair value investment represents the investment in Cypress Creek limited partnership.

NOTE 4	Related Party Transactions

Affiliated Entities

TLT, Inc. – The President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). The President owns between a 24.75% and a 49.5% direct and indirect interest in each of these limited partnerships. The Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2013 and 2012.

Walden Woods – The Company’s principal shareholder owns 51% of Walden Woods South LLC (“South”), which owns the Walden Wood park.

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

See Note 14 for discussion of the Company’s guarantee of a $5 million note payable of Majestic 21.

Notes to Consolidated Financial Statements

The following is summarized financial information of the Company’s joint venture:

	November 2, 2013	November 3, 2012
Total Assets	$16,569,995	$15,368,882
Total Liabilities	$12,129,322	$11,170,792
Total Equity	$4,440,673	$4,198,091
Net Income	$242,583	$190,072

There were no distributions received from the joint venture in fiscal years 2013 and 2012.

With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21.

Investment in Retirement Community Limited Partnerships – The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement manufactured home community named Walden Woods located in Homosassa, Florida. The Company fully impaired its investment in Walden Woods in 2011. The majority owner of Walden Woods is the Company’s principal shareholder. The Company’s principal shareholder guaranteed the financing used to purchase Walden Woods Park, which created an implicit guarantee from the Company. The implicit guarantee caused Walden Woods Park to be a variable interest entity as defined in Accounting Standard Codification (ASC) 810. The Company is considered to currently have an implicit guarantee with Walden Woods because it is a related party to the primary guarantor. In determining the primary beneficiary of the variable interest entity, the Company has determined the principal shareholder has the power to direct the activities that most significantly impact the economic performance of Walden Woods. As a result, in accordance with ASC 810, Walden Woods has not been consolidated in the financial statements of the Company.

The Company owns 100% of a limited liability company called Nobility Parks II, LLC to hold a 48.5% interest in a retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. Nobility Parks II, LLC has the right to assign some of its ownership to partners other than Nobility Homes. The Company recorded an impairment charge on its investment in Cypress Creek in 2011.

These investments in Walden Woods and Cypress Creek are accounted for under the equity method of accounting and all allocations of profit and loss are on a pro-rata basis. Since the Company’s maximum exposure is limited to its investment in Walden Woods and Cypress Creek, management has concluded that the Company would not absorb a majority of Walden Woods’ or Cypress Creek’s expected losses nor receive a majority of Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with FASB ASC No. 810-10.

The following is summarized financial information of Walden Woods and Cypress Creek as of September 30, 2013 and September 30, 2012*:

	September 30, 2013	September 30, 2012
Total Assets	$13,559,275	$14,159,361
Total Liabilities	$15,231,044	$14,829,587
Total Equity	$(1,671,769)	$(670,226)

*	Due to Walden Woods, and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter.

Notes to Consolidated Financial Statements

The following table summarizes the change in the investments for fiscal year 2013 and 2012:

	Walden Woods	Cypress Creek

Investment at November 5, 2011	$—	$1,092,703
Losses on investments	—	(334,779)

Investment at November 3, 2012	—	757,924
Losses on investment	—	(289,990)

Investment at November 2, 2013	$—	$467,934

The Company has no obligation to fund future operating losses of Walden Woods and accordingly, has not reduced the investment carrying value to less than zero.

NOTE 6	Inventories

The Company acquired certain repossessed pre-owned inventory in 2011 as part of an Amendment of the FSRA agreement with 21st Mortgage Corporation. The Company expects that the pre-owned inventory will be sold over the next 3 years and will monitor and reduce, if necessary, the value of this inventory if circumstances so indicate in future periods. If the real estate market further deteriorates, the Company could experience additional losses on the disposition of these homes beyond the level of the reserve recorded by the Company.

Notes to Consolidated Financial Statements

A breakdown of the elements of inventory at November 2, 2013 and November 3, 2012 is as follows:

	November 2, 2013	November 3, 2012

Raw materials	$571,621	$505,122
Work-in-process	108,641	90,444
Finished homes	4,344,117	5,140,200
Model home furniture and others	19,437	46,114

Inventories, net	$5,043,816	$5,781,880

Pre-owned homes *	$9,215,590	$10,335,524
Inventory impairment reserve	(2,711,595)	(3,401,527)

	6,503,995	6,933,997
Less homes expected to sell in 12 months	(2,187,598)	(2,503,164)

Pre-owned homes, long-term	$4,316,397	$4,430,833

*	The following table summarizes a breakdown of pre-owned homes inventory for fiscal year 2013 and 2012:

	FRSA pre-owned homes	Trade in and other pre-owned homes	Total pre-owned homes

Balance at November 5, 2011	$11,886,362	$970,784	$12,857,146
Purchased	275,572	167,281	442,853
Sold	(2,530,643)	(433,832)	(2,964,475)

Balance at November 2, 2012	9,631,291	704,233	10,335,524
Purchased	—	1,399,205	1,399,205
Sold	(1,718,453)	(800,686)	(2,519,139)

Balance at November 2, 2013	$7,912,838	$1,302,752	$9,215,590

An analysis of the inventory impairment reserve at November 2, 2013 and November 3, 2012 is as follows:

	November 2, 2013	November 3, 2012

Beginning inventory impairment reserve	$3,401,527	$4,098,824
Less: Reductions for homes sold	(393,138)	(475,031)
Inventory holding costs	(302,497)	(251,067)
Plus: Additions to impairment reserve	5,703	28,801

Ending inventory impairment reserve	$2,711,595	$3,401,527

Notes to Consolidated Financial Statements

NOTE 7	Properties, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	November 2, 2013	November 3, 2012

Land	—	$2,349,383	$2,349,383
Land improvements	10-20	839,912	872,977
Buildings and improvements	15-40	2,538,248	2,571,628
Machinery and equipment	3-10	1,061,463	1,131,687
Furniture and fixtures	3-10	437,434	489,979

		7,226,440	7,415,654
Less accumulated depreciation		(3,494,977)	(3,614,102)

		$3,731,463	$3,801,552

NOTE 8	Other Assets

Other assets are comprised of the following:

	November 2, 2013	November 3, 2012

Cash surrender value of life insurance	$2,648,197	$2,531,253
Other	156,287	156,287

Total other assets	$2,804,484	$2,687,540

NOTE 9	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	November 2, 2013	November 3, 2012

Accrued warranty expense	$75,000	$75,000
Accrued legal	—	18,000
Accrued taxes	235,490	159,014
Other accrued expenses	303,878	262,506

Total accrued expenses and other current liabilities	$614,368	$514,520

NOTE 10	Income Taxes

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

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of Florida. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

Notes to Consolidated Financial Statements

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not reflect any amounts for interest and penalties in its 2013 or 2012 statements of operations, nor are any amounts accrued for interest and penalties at November 2, 2013 or November 3, 2012.

The provision for income taxes for the years ended consists of the following:

	November 2, 2013	November 3, 2012

Current tax benefit:
Federal	$(6,318)	$—
State	—	—

	(6,318)	—

Deferred tax benefit	652,902	10,034
Valuation allowance	(652,902)	(10,034)

Income tax benefit	$(6,318)	$—

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	November 2, 2013	November 3, 2012

Provision - federal statutory tax rate	$251,868	$16,918
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	26,891	1,947
Permanent differences:
Tax exempt interest	—	(1,317)
Stock option expirations	225,860	—
Changes in DTA valuation allowance	(652,902)	(10,034)
Other	141,965	(7,514)

Income tax benefit	$(6,318)	$—

Notes to Consolidated Financial Statements

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	November 2, 2013	November 3, 2012

Deferred tax assets:
Allowance for doubtful accounts	$87,261	$87,261
Inventories	1,164,353	1,428,743
Carrying value of other investments	1,834,434	1,799,252
Accrued expenses	44,271	42,275
Stock-based compensation	32,382	276,087
Net operating loss carryforwards	438,632	552,877
Valuation allowance	(1,465,233)	(2,118,135)

Total deferred tax assets	2,136,100	2,068,360

Deferred tax liabilities:
Depreciation	(32,784)	(30,274)
State income tax refunds	(29,598)	(57,605)
Amortization	(58,810)	(52,105)
Prepaid expenses	(18,908)	(11,376)

Net deferred tax assets	$1,996,000	$1,917,000

At November 2, 2013, the Company has unused net operating loss carry forwards totaling approximately $1,200,000 that may be applied against taxable income. If not used, the net operating loss carry forwards of $300,000 and $900,000 will expire in 2031 and 2032 respectively.

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	November 2, 2013	November 3, 2012

Current assets:
Deferred tax assets	$1,295,882	$1,558,278
Deferred tax liabilities	(157,523)	(127,468)
Valuation allowance	(481,898)	(751,065)

Net current deferred taxes	656,461	679,745

Non-current assets:
Deferred tax assets	2,414,469	2,686,703
Deferred tax liabilities	(91,595)	(82,379)
Valuation allowance	(983,335)	(1,367,069)

Net non-current deferred taxes	1,339,539	1,237,255

Net deferred tax asset	$1,996,000	$1,917,000

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In fiscal 2013 and 2012 the Company has determined that, due to significant negative evidence as a result of losses in numerous consecutive years through 2011, a valuation reserve is required to reduce the Company’s net deferred taxes to a level supportable by certain tax planning strategies that could be enacted to realize deferred tax assets, if necessary.

The primary tax planning strategy is the potential sale of real estate, primarily land not currently used in the operations of the Company, to generate taxable gains. The Company has assessed that these strategies could result in the realization of approximately $2.0 million of deferred tax assets. The amount of deferred tax assets above this amount are reserved with a valuation allowance. The valuation allowance was approximately $1.5 million at November 2, 2013 and $2.1 at November 3, 2012.

Notes to Consolidated Financial Statements

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

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company did not repurchase any shares of its common stock during fiscal years 2013 or 2012.

NOTE 12	Stock Option Plan

In June 2011, the Company’s Board of Directors adopted and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee directors. A total of 300,000 shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. At November 2, 2013, options available for future grant under the plan were 300,000 and no options were outstanding.

The Company has 30,400 stock options outstanding that were granted pursuant to individual award agreements outside of the 2011 Plan. The Company does not expect to award additional stock options outside of the 2011 Plan in the future.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2013 and 2012, the Company recognized approximately $13,500 and $39,100 in compensation cost related to stock options.

A summary of information with respect to options granted is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at November 5, 2011	95,400	$7.91 - 26.56	$21.12

Granted	—	—	—
Exercised	—	—	—
Canceled	(41,250)	7.91 - 26.56	23.66

Outstanding at November 3, 2012	54,150	7.91 - 26.56	19.19

Granted	—	—	—
Exercised	—	—	—
Canceled	(23,750)	26.38	26.38

Outstanding at November 2, 2013	30,400	7.91 - 18.50	$13.58	$8,310

Notes to Consolidated Financial Statements

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2013 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on November 2, 2013.

The following table summarizes information about the outstanding stock options at November 2, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$18.50	15,250	1	$18.50	15,250	$18.50
7.91	8,150	2	7.91	5,705	7.91
10.45	3,500	3	10.45	1,575	10.45
8.49	3,500	4	8.49	875	8.49

	30,400	1.8	$13.58	23,405	$15.00

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

As of November 2, 2013, there is $12,914 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.49 years.

NOTE 13	Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution of up to 20% of an employee’s contribution, up to a maximum of 6% of an employee’s compensation. No contribution expense was charged to operations in fiscal years 2013 and 2012.

NOTE 14	Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through April 2016. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to $102,833 and $115,673 in fiscal year 2013 and 2012, respectively.

Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of November 2, 2013 are as follows for the fiscal years ending:

2014	$45,689
2015	$25,680
2016	$8,560

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee

Notes to Consolidated Financial Statements

declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 2, 2013, the outstanding principal balance of the note was $2,034,100 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $2,791,316. Should the collateral not be sufficient, the Company’s maximum exposure at November 2, 2013, would be 50% or $1,017,050 of the outstanding principal balance. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On November 2, 2013 there was approximately $171,385 in loan loss reserves or 0.89% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate and effective internal control over financial reporting in order to provide reasonable assurance of the reliability of the Company’s financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting involves policies and procedure that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer Company assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 2, 2013 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning Nobility’s directors is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2014 annual meeting of shareholders.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (74)	Chairman of the Board and President of Nobility for more than five years; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (50)	Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Jean Etheredge (68)	Secretary.

Lynn J. Cramer, Jr. (68)	Treasurer.

Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility’s President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning the Section 16(a) Beneficial Ownership Reporting Compliance of Nobility’s officers, directors and 10% shareholders is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2014 annual meeting of shareholders.

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

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2014 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2014 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2014 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2014 annual meeting of shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedules

Report of Averett Warmus Durkee, P.A.

Consolidated Balance Sheets at November 2, 2013 and November 3, 2012

Consolidated Statements of Comprehensive Income for the Years Ended November 2, 2013 and November 3, 2012

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 2, 2013 and November 3, 2012

Consolidated Statements of Cash Flows for the Years Ended November 2, 2013 and November 3, 2012

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

3.	(a)	Nobility’s Articles of Incorporation, as amended (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

	(b)	Bylaws, as amended March 28, 1994 (filed as an exhibit to Nobility’s Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

10.	(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

	(b)	2011 Stock Incentive Plan (filed as part of Nobility’s definitive proxy statement filed on June 7, 2011 and incorporated herein by reference).

	(c)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

	(d)	Finance Revenue Sharing Agreement dated April 10, 2004 between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

	(e)	Seventh Amendment to the Finance Revenue Sharing Agreement dated April 10, 2004 with 21st Mortgage Corporation (filed as an exhibit to Nobility’s Form 8-K filed November 14, 2011 and incorporated herein by reference).

	(f)	Loan and Security Agreement dated May 20, 2009, by and among Clayton Bank & Trust, Majestic 21 Partnership, 21st Mortgage Corporation, Majestic Homes, Inc. and the Company, as guarantor (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

	(g)	Term Note dated May 20, 2009 in favor of Clayton Bank & Trust (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

14.	Nobility’s Code of Ethics (filed as an exhibit to Nobility’s form 10-K for the fiscal year ended November 4, 2006 and incorporated herein by reference).

21.	Subsidiaries of Nobility.

23.1	Consent of Averett Warmus Durkee, P.A.

31.	(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

	(b)	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.	(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

	(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.	Interactive data filing formatted in XBRL.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: January 28, 2014	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive Officer)

DATE: January 28, 2014	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: January 28, 2014	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 28, 2014	By:	/s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: January 28, 2014	By:	/s/ Richard C. Barberie
Richard C. Barberie, Director

DATE: January 28, 2014	By:	/s/ Robert Holliday
Robert Holliday, Director

DATE: January 28, 2014	By:	/s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: January 28, 2014	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Director