Form 10-Q
period 2014-02-01
NOBILITY HOMES INC
filed 2014-03-17
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended February 1, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding on
Title of Class	March 17, 2014
Common Stock	4,057,994

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	February 1, 2014	November 2, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,628,025	$10,468,453
Short-term investments	473,175	455,232
Accounts receivable - trade	924,310	2,701,057
Mortgage notes receivable, current	5,163	4,549
Income tax receivable	10,000	—
Inventories	5,517,600	5,043,816
Pre-owned homes, current	2,571,210	2,187,598
Prepaid expenses and other current assets	459,601	319,546
Deferred income taxes	589,171	656,461

Total current assets	22,178,255	21,836,712

Property, plant and equipment, net	3,762,707	3,731,463
Pre-owned homes	3,468,532	4,316,397
Mortgage notes receivable, long term	183,033	183,753
Other investments	2,931,203	2,938,273
Deferred income taxes	1,406,829	1,339,539
Other assets	2,833,719	2,804,484

Total assets	$36,764,278	$37,150,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$447,437	$645,519
Accrued compensation	80,451	170,026
Accrued expenses and other current liabilities	437,291	614,368
Customer deposits	479,575	537,052

Total current liabilities	1,444,754	1,966,965

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,634,083	10,632,060
Retained earnings	33,423,186	33,319,784
Accumulated other comprehensive income	258,321	240,378
Less treasury stock at cost, 1,306,913 shares in 2014 and 1,307,854 shares in 2013	(9,532,557)	(9,545,057)

Total stockholders’ equity	35,319,524	35,183,656

Total liabilities and stockholders’ equity	$36,764,278	$37,150,621

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	February 1, 2014	February 2, 2013

Net sales	$4,191,429	$3,401,667

Cost of goods sold	(3,445,899)	(2,855,884)

Gross profit	745,530	545,783

Selling, general and administrative expenses	(661,344)	(552,500)

Operating income (loss)	84,186	(6,717)

Other income (loss):
Interest income	9,832	5,539
Undistributed earnings in joint venture - Majestic 21	32,331	17,236
Losses from investments in retirement community limited partnerships	(39,401)	(46,337)
Miscellaneous	16,454	35,124

Total other income	19,216	11,562

Income before provision for income taxes	103,402	4,845

Income tax	—	—

Net income	103,402	4,845

Other comprehensive income
Unrealized investment gain	17,943	8,970

Comprehensive income	$121,345	$13,815

Weighed average number of shares outstanding:
Basic	4,057,994	4,057,023
Diluted	4,059,316	4,057,023

Net income per share
Basic	$0.03	$—
Diluted	$0.03	$—

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 1, 2014	February 2, 2013
Cash flows from operating activities:
Net income	$103,402	$4,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,913	30,114
Undistributed earnings in joint venture - Majestic 21	(32,331)	(17,236)
Losses from investments in retirement community limited partnerships	39,401	46,337
Stock-based compensation	2,023	3,380
Other	12,500	—
Decrease (increase) in:
Accounts receivable	1,776,747	1,154,344
Inventories	(473,784)	280,467
Pre-owned homes	464,253	87,470
Income tax receivable	(10,000)	—
Prepaid expenses and other current assets	(140,055)	(106,875)
(Decrease) increase in:
Accounts payable	(198,082)	(85,748)
Accrued compensation	(89,575)	(12,647)
Accrued expenses and other current liabilities	(177,077)	(77,628)
Customer deposits	(57,477)	(87,068)

Net cash provided by operating activities	1,246,858	1,219,755

Cash flows from investing activities:
Purchase of property, plant and equipment	(58,157)	—
Collections on mortgage notes receivable	106	346
Increase in cash surrender value of life insurance	(29,235)	(28,121)

Net cash used in investing activities	(87,286)	(27,775)

Increase in cash and cash equivalents	1,159,572	1,191,980

Cash and cash equivalents at beginning of year	10,468,453	7,352,480

Cash and cash equivalents at end of quarter	$11,628,025	$8,544,460

Supplemental disclosure of cash flows information:

Income taxes paid	$10,000	$—

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three months ended February 1, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three months ended February 1, 2014 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2013.

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

Other inventory costs are determined on a first-in, first-out basis.

Inventories were as follows:

	February 1, 2014	November 2, 2013

Raw materials	$578,385	$571,621
Work-in-process	95,935	108,641
Finished homes	4,821,745	4,344,117
Model home furniture and others	21,535	19,437

Inventories, net	$5,517,600	$5,043,816

Pre-owned homes	$8,427,218	$9,215,590
Inventory impairment reserve	(2,387,476)	(2,711,595)

	6,039,742	6,503,995
Less homes expected to sell in 12 months	(2,571,210)	(2,187,598)

Pre-owned homes, long-term	$3,468,532	$4,316,397

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	February 1, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$305,245	$—	$473,175

	November 2, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$287,302	$—	$455,232

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis at February 1, 2014 and November 2, 2013.

	February 1, 2014
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$473,175	$—	$—

	November 2, 2013
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$455,232	$—	$—

Note 5	Investments in Retirement Community Limited Partnerships

The Company’s investment in retirement community limited partnerships includes a 31.3% interest in Walden Woods South LLC (“Walden Woods”) and a 48.5% interest in CRF III, Ltd. (“Cypress Creek”). The Cypress Creek investment is $428,533 and $467,934 at February 1, 2014 and November 2, 2013, respectively. The Walden Woods investment is zero at both February 1, 2014 and November 2, 2013.

The following is summarized financial information of Walden Woods and Cypress Creek*:

	December 31,	September 30,
	2013	2013
Total Assets	$13,596,015	$13,559,275
Total Liabilities	$15,509,994	$15,231,044
Total Equity	$(1,913,979)	$(1,671,769)

*	Due to Walden Woods and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

Note 6	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended
	February 1, 2014	February 2, 2013

Beginning accrued warranty expense	$75,000	$75,000
Less: reduction for payments	(43,005)	(42,813)
Plus: additions to accrual	43,005	42,813

Ending accrued warranty expense	$75,000	$75,000

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

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed similarly to basic net income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended February 1, 2014 and February 2, 2013, options to purchase 18,750 and 54,150 shares, respectively, have been excluded from the computation of potentially dilutive securities as the effect on earnings per share is antidilutive.

Note 8	Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended
	February 1, 2014	February 2, 2013

Manufactured housing	$3,303,205	$3,047,999
Trade in and other pre-owned homes	841,012	306,086
Insurance agent commissions	44,125	41,012
Construction lending operations	3,087	6,570

Total net sales	$4,191,429	$3,401,667

9. Commitments and Contingent Liabilities

Majestic 21 –The Company has a 50% interest in Majestic 21, a joint venture with an unrelated entity (21st Mortgage Corporation) (“21st Mortgage”). The Company is a 50% guarantor on a $5 million note payable entered into by Majestic 21. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of February 1, 2014, the outstanding principal balance of the note was $1,929,700 and the amount of collateral was $2,693,561. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit for the three and nine months ended February 1, 2014 and February 2, 2013.

	Three Months Ended
	February 1, 2014	February 2, 2013

Homes sold through Company owned sales centers	25	18
Pre-owned homes sold through Company owned sales centers	11	5
Homes sold to independent dealers	44	52
Total new factory built homes produced	86	65
Average new manufactured home price - retail	$59,326	$57,093
Average new manufactured home price - wholesale	$31,565	$27,504

As a percent of net sales:
Gross profit from the Company owned retail sales centers	14%	15%
Gross profit from the manufacturing facilities - including intercompany sales	12%	13%

Total revenues in the first quarter of 2014 were $4,191,429, up 23% compared to $3,401,667 in the first quarter of 2013, which includes sales of pre-owned homes of $690,338 and $241,923, respectively. Sales to two publicly traded REIT’S and other companies which own multiple retirement communities in our market area accounted for approximately 20% and 38% of our sales for the three months ended February 1, 2014 and February 2, 2013, respectively. Accounts receivable due from these customers were approximately $625,303 at February 1, 2014.

Our sales are affected by the strength of the U.S. economy, interest rates and employment levels, consumer confidence and the availability of retail financing. We believe the lack of retail financing for manufactured housing continues to have a negative effect on our sales, although the overall economy has shown improvement. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2013 through January 2014 were up approximately 12% from the same period last year. Although shipments increased, the intermediate outlook for the manufactured housing industry in Florida and the nation is uncertain. The long-term demographic trends still favor future growth in the Florida market area we serve. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country. The country must experience a better economy with less uncertainty, continued improved sales in the existing home market, declining unemployment, increased consumer confidence and more retail financing for the sales of our affordable homes, for the Company to improve significantly.

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

We have specialized for 46 years in the design and production of quality, affordable manufactured homes at our plant located in central Florida. With our multiple retail sales centers, an insurance subsidiary, and investments in retirement manufactured home communities, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the first quarter of 2014 were $44,125 compared to $41,012 in the first quarter of 2013. The increase in insurance agent commission’s resulted from an increase in new policies written and renewals as the result of increased home sales. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve is deemed necessary for policy cancellations at February 1, 2014 and November 2, 2013.

The revenues from construction lending operations in first quarter of 2014 were $3,087 compared to $6,570 in the first quarter of 2013. The decrease in revenues was due a change in legislation that affected homes financed with a construction loan. Therefore, we expect these revenues to decrease in the future.

Gross profit as a percentage of net sales was 18% in first quarter of 2014 compared to 16% in first quarter of 2013. The increase in gross profit was primarily due a more profitable mix of homes sold at the retail sales centers.

Selling, general and administrative expenses as a percent of net sales was 16% in first quarter of 2014 and 2013. We have continued our efforts to reduce selling, general and administrative expenses even as our revenues increase.

Our earnings from Majestic 21 in the first quarter of 2014 were $32,331, compared to $17,236 for the first quarter of 2013. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company. The increase in earnings is due to the lower cost of funds on the portfolio.

We earned interest on cash and cash equivalents in the amount of $9,832 for the first quarter of 2014 compared to $5,539 for the first quarter of 2013. Interest income is dependent on our cash balance and available rates of return.

We reported non-cash losses from our investment in a retirement community limited partnerships of $39,401 for the first quarter of 2014 compared to $46,337 for the first quarter of 2013. We expect similar losses for the remainder of 2014 as the communities continue to see slow but, improving growth in new home sales.

We reported net income of $103,402 for the first quarter of 2014, or $0.03 per share, compared to a net income of $4,845, or $0.00 per share, for the first quarter of 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $11,628,025 at February 1, 2014 compared to $10,468,453 at November 2, 2013. Short-term investments were $473,175 at February 1, 2014 compared to $455,232 at November 2, 2013.

Working capital was $20,733,501 at February 1, 2014 as compared to $19,869,747 at November 2, 2013. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $2.7 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of February 1, 2014, the Company continued to report a strong balance sheet which included total assets of approximately $37 million which was funded primarily by stockholders’ equity of approximately $35 million.

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

Item  4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective for the period ended February 1, 2014.

Changes in Internal Control over Financial Reporting. We made no changes in our internal control over financial reporting (as defined in Rules 13a-15(f)) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or which is reasonably likely to materially affect, our internal controls over financial reporting.

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

NOBILITY HOMES, INC.

DATE: March 17, 2014	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: March 17, 2014	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: March 17, 2014	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer