Form 10-Q
period 2014-05-03
NOBILITY HOMES INC
filed 2014-06-16
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on June 16, 2014
Common Stock	4,058,994

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	May 3, 2014	November 2, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,276,236	$10,468,453
Short-term investments	460,055	455,232
Accounts receivable - trade	855,481	2,701,057
Mortgage notes receivable, current	5,865	4,549
Income tax receivable	10,000	—
Inventories	5,994,972	5,043,816
Pre-owned homes, current	2,854,706	2,187,598
Prepaid expenses and other current assets	472,516	319,546
Deferred income taxes	557,525	656,461

Total current assets	23,487,356	21,836,712

Property, plant and equipment, net	3,808,956	3,731,463
Pre-owned homes	2,696,024	4,316,397
Mortgage notes receivable, long term	182,301	183,753
Other investments	2,875,394	2,938,273
Deferred income taxes	1,438,475	1,339,539
Other assets	2,862,955	2,804,484

Total assets	$37,351,461	$37,150,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$375,916	$645,519
Accrued compensation	238,808	170,026
Accrued expenses and other current liabilities	448,549	614,368
Customer deposits	686,951	537,052

Total current liabilities	1,750,224	1,966,965

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,636,716	10,632,060
Retained earnings	33,708,086	33,319,784
Accumulated other comprehensive income	245,201	240,378
Less treasury stock at cost, 1,305,913 shares in 2014 and 1,307,854 shares in 2013	(9,525,257)	(9,545,057)

Total stockholders’ equity	35,601,237	35,183,656

Total liabilities and stockholders’ equity	$37,351,461	$37,150,621

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013

Net sales	$7,416,806	$3,813,619	$11,608,235	$7,215,286

Cost of goods sold	(6,312,508)	(3,235,633)	(9,758,407)	(6,091,517)

Gross profit	1,104,298	577,986	1,849,828	1,123,769

Selling, general and administrative expenses	(798,670)	(627,018)	(1,460,014)	(1,179,518)

Operating income (loss)	305,628	(49,032)	389,814	(55,749)

Other income (loss):
Interest income	18,182	23,407	28,014	28,946
Undistributed earnings in joint venture - Majestic 21	39,477	42,964	71,808	60,200
Losses from investments in retirement community limited partnerships	(95,286)	(83,504)	(134,687)	(129,841)
Miscellaneous	16,899	19,144	33,353	54,268

Total other income (loss)	(20,728)	2,011	(1,512)	13,573

Income (loss) before provision for income taxes	284,900	(47,021)	388,302	(42,176)

Income tax	—	—	—	—

Net income (loss)	284,900	(47,021)	388,302	(42,176)

Other comprehensive income (loss)
Unrealized investment gain (loss)	(13,120)	35,660	4,823	44,630

Comprehensive income (loss)	$271,780	$(11,361)	$393,125	$2,454

Weighed average number of shares outstanding:
Basic	4,058,115	4,057,053	4,058,054	4,057,053
Diluted	4,060,907	4,057,053	4,059,982	4,057,053

Net income (loss) per share:
Basic	$0.07	$(0.01)	$0.10	$(0.01)
Diluted	$0.07	$(0.01)	$0.10	$(0.01)

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net income	$388,302	$(42,176)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,826	60,228
Undistributed earnings in joint venture - Majestic 21	(71,808)	(60,200)
Losses from investments in retirement community limited partnerships	134,687	129,841
Stock-based compensation	4,046	6,759
Other	12,500	—
Decrease (increase) in:
Accounts receivable	1,845,576	1,733,722
Inventories	(951,156)	414,116
Pre-owned homes	953,265	(61,138)
Income tax receivable	(10,000)	—
Prepaid expenses and other current assets	(152,970)	117,953
(Decrease) increase in:
Accounts payable	(269,603)	(65,865)
Accrued compensation	68,782	33,301
Accrued expenses and other current liabilities	(165,819)	59,593
Customer deposits	149,899	294,368

Net cash provided by operating activities	1,989,527	2,620,502

Cash flows from investing activities:
Purchase of property, plant and equipment	(131,319)	—
Collections on mortgage notes receivable	136	1,049
Increase in cash surrender value of life insurance	(58,471)	(56,244)

Net cash used in investing activities	(189,654)	(55,195)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	7,910	—

Increase in cash and cash equivalents	1,807,783	2,565,307

Cash and cash equivalents at beginning of year	10,468,453	7,352,480

Cash and cash equivalents at end of quarter	$12,276,236	$9,917,787

Supplemental disclosure of cash flows information:

Income taxes paid	$10,000	$—

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and six months ended May 3, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended May 3, 2014 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2013.

In May 2014, the FASB issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606)), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer; and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is not permitted. We believe that our implementation of this guidance will have no material impact on our consolidated financial statements.

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

Other inventory costs are determined on a first-in, first-out basis.

Inventories were as follows:

	May 3, 2014	November 2, 2013

Raw materials	$586,562	$571,621
Work-in-process	87,369	108,641
Finished homes	5,274,759	4,344,117
Model home furniture and others	46,282	19,437

Inventories, net	$5,994,972	$5,043,816

Pre-owned homes	$7,712,726	$9,215,590
Inventory impairment reserve	(2,161,996)	(2,711,595)

	5,550,730	6,503,995
Less homes expected to sell in 12 months	(2,854,706)	(2,187,598)

Pre-owned homes, long-term	$2,696,024	$4,316,397

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	May 3, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$292,125	$—	$460,055

	November 2, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$287,302	$—	$455,232

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis at May 3, 2014 and November 2, 2013.

	May 3, 2014
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$460,055	$—	$—

	November 2, 2013
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$455,232	$—	$—

Note 5	Investments in Retirement Community Limited Partnerships

The Company’s investment in retirement community limited partnerships includes a 31.3% interest in Walden Woods South LLC (“Walden Woods”) and a 48.5% interest in CRF III, Ltd. (“Cypress Creek”). The Cypress Creek investment is $333,247 and $467,934 at May 3, 2014 and November 2, 2013, respectively. The Walden Woods investment is zero at both May 3, 2014 and November 2, 2013.

The following is summarized financial information of Walden Woods and Cypress Creek*:

	March 31,	September 30,
	2014	2013
Total Assets	$13,602,610	$13,559,275
Total Liabilities	$15,818,268	$15,231,044
Total Equity	$(2,215,658)	$(1,671,769)

*	Due to Walden Woods and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

Note 6	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2014	2013	2014	2013
Beginning accrued warranty expense	$75,000	$75,000	$75,000	$75,000
Less: reduction for payments	(54,145)	(41,368)	(97,150)	(84,181)
Plus: additions to accrual	54,145	41,368	97,150	84,181

Ending accrued warranty expense	$75,000	$75,000	$75,000	$75,000

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

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed similarly to basic net income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and six months ended May 4, 2013, options to purchase 54,150 shares, have been excluded from the computation of potentially dilutive securities as the effect on earnings per share is antidilutive.

Note 8	Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2014	2013	2014	2013

Manufactured housing	$6,367,003	$2,978,304	$9,670,209	$6,026,303
Trade in and other pre-owned homes	984,063	765,829	1,825,075	1,071,915
Insurance agent commissions	62,076	62,349	106,201	103,361
Construction lending operations	3,664	7,137	6,750	13,707

Total net sales	$7,416,806	$3,813,619	$11,608,235	$7,215,286

9. Commitments and Contingent Liabilities

Majestic 21 – The Company has a 50% interest in Majestic 21, a joint venture with an unrelated entity (21st Mortgage Corporation) (“21st Mortgage”). The Company is a 50% guarantor on a $5 million note payable entered into by Majestic 21. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of May 3, 2014, the outstanding principal balance of the note was $1,825,300 and the amount of collateral was $2,613,832. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit for the three and six months ended May 3, 2014 and May 4, 2013.

	Three Months Ended		Six Months Ended
	May 3,	May 4.	May 3,	May 4.
	2014	2013	2014	2013

Homes sold through Company owned sales centers	36	19	61	37
Pre-owned homes sold through Company owned sales centers	17	13	28	18
Homes sold to independent dealers	45	49	89	101
Total new factory built homes produced	94	67	180	132
Average new manufactured home price - retail	$69,174	$62,131	$65,138	$59,680
Average new manufactured home price - wholesale	$32,255	$28,991	$31,926	$28,259

As a percent of net sales:
Gross profit from the Company owned retail sales centers	13%	12%	14%	13%
Gross profit from the manufacturing facilities - including intercompany sales	16%	11%	14%	12%

Total revenues in the second quarter of 2014 were $7,416,806, up 94% compared to $3,813,619 in the second quarter of 2013, which includes sales of pre-owned homes of $984,063 and $765,829, respectively. Total net sales for the first six months of 2014 were $11,608,235, up 61% compared to $7,215,286 for the first six months of 2013, which includes sales of pre-owned homes of $1,825,075 and $1,071,915, respectively. Sales to two publicly traded REIT’S and other companies which own multiple retirement communities in our market area accounted for approximately 17% and 29% of our sales for the first six months ended May 3, 2014 and May 4, 2013, respectively. Accounts receivable due from these customers were approximately $600,383 at May 3, 2014.

Our sales are affected by the strength of the U.S. economy, interest rates and employment levels, consumer confidence and the availability of retail financing. We believe the lack of retail financing for manufactured housing continues to have a negative effect on our sales, although the overall economy has shown improvement. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2013 through April 2014 were up approximately 21% from the same period last year. We believe that the long-term demographic trends favor future growth in the Florida market area we serve.

We believe that the current economic environment, requires us to maintain our strong financial position for future growth and success.

We have specialized for 47 years in the design and production of quality, affordable manufactured homes at our plant located in central Florida. With our multiple retail sales centers, an insurance subsidiary, and investments in retirement manufactured home communities, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2014 were $62,076 compared to $62,349 in the second quarter of 2013. Total insurance agent commission revenues for the first six months of 2014 were $106,201 compared to $103,361 for the first six months of 2013. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at May 3, 2014 and November 2, 2013.

The revenues from construction lending operations in the second quarter of 2014 was $3,664 compared to $7,137 in the second quarter of 2013 and was $6,750 for the first six months of 2014 compared to $13,707 for the first six months of 2013. The decrease in revenues was due to a change in legislation that affected homes financed with a construction loan. Therefore, we expect these revenues to continue to decrease in the future.

Gross profit as a percentage of net sales was 15% in second quarter of 2014 and 2013 and was 16% for the first six months of 2014 and 2013. The gross profit in second quarter of 2014 was $1,104,298 compared to $577,986 in the second quarter of 2013 and was $1,849,828 for the first six months of 2014 compared to $1,123,769 for the first six months of 2013. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold.

Selling, general and administrative expenses as a percent of net sales was 11% in second quarter of 2014 compared to 16% in the second quarter of 2013 and was 13% for the first six months of 2014 compared to 16% for the first six months of 2013. The decrease was primarily due to our continued efforts to maintain existing general and administrative expenses, even as our revenues increase.

Our earnings from Majestic 21 in the second quarter of 2014 were $39,477, compared to $42,964 for the second quarter of 2013. Our earnings from Majestic 21 for the first six months of 2014 were $71,808, compared to $60,200 for the first six months of 2013. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company.

We earned interest on cash, cash equivalents and short-term investments in the amount of $18,182 for the second quarter of 2014 compared to $23,407 for the second quarter of 2013. For the first six months of 2014, interest earned on cash, cash equivalents and short-term investments were $28,014 compared to $28,946 in the first six months of 2013. Interest income is dependent on our cash balance and available rates of return.

We reported non-cash losses from our investment in retirement community limited partnerships of $95,286 for the second quarter of 2014 compared to $83,504 for the second quarter of 2013. For the first six months of 2014 losses were $134,687 compared to $129,841 in the first six months of 2013. We expect similar losses for the remainder of 2014 as the community continues to see slow growth in new home sales.

We reported net income of $284,900 for the second quarter of 2014, or $0.07 per share, compared to a net loss of $47,021, or $0.01 per share, for the second quarter of 2013. For the first six months of 2014 net income was $388,302 or $0.10 per share, compared to a net loss of $42,176, or $0.01 per share, in the first six months of 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $12,276,236 at May 3, 2014 compared to $10,468,453 at November 2, 2013. Short-term investments were $460,055 at May 3, 2014 compared to $455,232 at November 2, 2013. Working capital was $21,737,132 at May 3, 2014 as compared to $19,869,747 at November 2, 2013. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $2.7 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of May 3, 2014, the Company continued to report a strong balance sheet which included total assets of approximately $37 million which was funded primarily by stockholders’ equity of approximately $36 million.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective for the period ended May 3, 2014.

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

NOBILITY HOMES, INC.

DATE: June 16, 2014	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 16, 2014	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer

DATE: June 16, 2014	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer