Form 10-Q
period 2014-08-02
NOBILITY HOMES INC
filed 2014-09-15
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on September 15, 2014
Common Stock	4,061,544

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	August 2, 2014	November 2, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,459,002	$10,468,453
Short-term investments	481,361	455,232
Accounts receivable - trade	1,388,588	2,701,057
Mortgage notes receivable, current	6,561	4,549
Income tax receivable	9,142	—
Inventories	6,116,856	5,043,816
Pre-owned homes, current	2,770,354	2,187,598
Prepaid expenses and other current assets	434,446	319,546
Deferred income taxes	522,227	656,461

Total current assets	24,188,537	21,836,712

Property, plant and equipment, net	3,987,570	3,731,463
Pre-owned homes	2,357,960	4,316,397
Mortgage notes receivable, long term	181,557	183,753
Other investments	2,812,831	2,938,273
Deferred income taxes	1,473,773	1,339,539
Other assets	2,892,189	2,804,484

Total assets	$37,894,417	$37,150,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$281,282	$645,519
Accrued compensation	188,317	170,026
Accrued expenses and other current liabilities	520,091	614,368
Customer deposits	1,007,723	537,052

Total current liabilities	1,997,413	1,966,965

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,640,294	10,632,060
Retained earnings	33,960,354	33,319,784
Accumulated other comprehensive income	266,507	240,378
Less treasury stock at cost, 1,303,363 shares in 2014 and 1,307,854 shares in 2013	(9,506,642)	(9,545,057)

Total stockholders’ equity	35,897,004	35,183,656

Total liabilities and stockholders’ equity	$37,894,417	$37,150,621

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$5,346,639	$4,758,456	$14,969,094	$11,973,742

Cost of goods sold	(4,286,471)	(3,854,816)	(12,059,098)	(9,946,333)

Gross profit	1,060,168	903,640	2,909,996	2,027,409

Selling, general and administrative expenses	(771,042)	(748,700)	(2,231,056)	(1,928,218)

Operating income	289,126	154,940	678,940	99,191

Other income (loss):
Interest income	11,099	11,398	39,113	40,344
Undistributed earnings in joint venture - Majestic 21	34,105	29,180	105,913	89,380
Losses from investments in retirement community limited partnerships	(96,668)	(93,290)	(231,355)	(223,131)
Miscellaneous	15,464	19,273	48,817	73,541

Total other loss	(36,000)	(33,439)	(37,512)	(19,866)

Income before provision for income taxes	253,126	121,501	641,428	79,325

Income tax	(858)	—	(858)	—

Net income	252,268	121,501	640,570	79,325

Other comprehensive income
Unrealized investment gain	21,306	96,497	26,129	141,127

Comprehensive income	$273,574	$217,998	$666,699	$220,452

Weighed average number of shares outstanding:
Basic	4,059,922	4,057,053	4,058,677	4,057,053
Diluted	4,062,024	4,057,053	4,060,244	4,057,053

Net income per share:
Basic	$0.06	$0.03	$0.16	$0.02
Diluted	$0.06	$0.03	$0.16	$0.02

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net income	$640,570	$79,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80,739	90,058
Undistributed earnings in joint venture - Majestic 21	(105,913)	(89,380)
Losses from investments in retirement community limited partnerships	231,355	223,131
Stock-based compensation	6,068	10,139
Other	12,500	—
Decrease (increase) in:
Accounts receivable - trade	1,312,469	1,541,273
Inventories	(1,073,040)	539,297
Pre-owned homes	1,375,681	26,756
Income tax receivable	(9,142)	—
Prepaid expenses and other current assets	(114,900)	(308,557)
(Decrease) increase in:
Accounts payable	(364,237)	(152,669)
Accrued compensation	18,291	168
Accrued expenses and other current liabilities	(94,277)	103,022
Customer deposits	470,671	525,828

Net cash provided by operating activities	2,386,835	2,588,391

Cash flows from investing activities:
Purchase of property, plant and equipment	(336,846)	(3,029)
Collections on mortgage notes receivable	184	1,697
Increase in cash surrender value of life insurance	(87,705)	(84,366)

Net cash used in investing activities	(424,367)	(85,698)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	28,081	—

Increase in cash and cash equivalents	1,990,549	2,502,693

Cash and cash equivalents at beginning of year	10,468,453	7,352,480

Cash and cash equivalents at end of quarter	$12,459,002	$9,855,173

Supplemental disclosure of cash flows information:
Income taxes paid	$10,000	$—

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and nine months ended August 2, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended August 2, 2014 are not necessarily indicative of the results of the full fiscal year.

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

Other inventory costs are determined on a first-in, first-out basis.

Inventories were as follows:

	August 2,	November 2,
	2014	2013
Raw materials	$609,279	$571,621
Work-in-process	96,657	108,641
Finished homes	5,348,879	4,344,117
Model home furniture and others	62,041	19,437

Inventories, net	$6,116,856	$5,043,816

Pre-owned homes	$7,076,801	$9,215,590
Inventory impairment reserve	(1,948,487)	(2,711,595)

	5,128,314	6,503,995
Less homes expected to sell in 12 months	(2,770,354)	(2,187,598)

Pre-owned homes, long-term	$2,357,960	$4,316,397

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	August 2, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$313,431	$—	$481,361

	November 2, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$287,302	$—	$455,232

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis at August 2, 2014 and November 2, 2013.

	August 2, 2014
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$481,361	$—	$—

	November 2, 2013
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$455,232	$—	$—

Note 5	Investments in Retirement Community Limited Partnerships

The Company’s investment in retirement community limited partnerships includes a 31.3% interest in Walden Woods South LLC (“Walden Woods”) and a 48.5% interest in CRF III, Ltd. (“Cypress Creek”). The Cypress Creek investment is $236,579 and $467,934 at August 2, 2014 and November 2, 2013, respectively. The Walden Woods investment is zero at both August 2, 2014 and November 2, 2013.

The following is summarized financial information of Walden Woods and Cypress Creek*:

	June 30,	September 30,
	2014	2013
Total Assets	$13,323,859	$13,559,275
Total Liabilities	$15,848,331	$15,231,044
Total Equity	$(2,524,473)	$(1,671,769)

*	Due to Walden Woods and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

Note 6	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Nine Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Beginning accrued warranty expense	$75,000	$75,000	$75,000	$75,000
Less: reduction for payments	(51,239)	(43,202)	(148,389)	(127,384)
Plus: additions to accrual	51,239	43,202	148,389	127,384

Ending accrued warranty expense	$75,000	$75,000	$75,000	$75,000

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

Note 7	Net Income Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed similarly to basic net income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and nine months ended August 3, 2013, options to purchase 54,150 shares, have been excluded from the computation of potentially dilutive securities as the effect on earnings per share is antidilutive.

Note 8	Revenues

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended		Nine Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Manufactured housing	$4,444,142	$3,751,433	$12,128,570	$9,777,737
Trade in and other pre-owned homes	858,603	946,865	2,683,678	2,018,780
Insurance agent commissions	40,449	49,566	146,650	152,926
Construction lending operations	3,445	10,592	10,196	24,299

Total net sales	$5,346,639	$4,758,456	$14,969,094	$11,973,742

Note 9	Commitments and Contingent Liabilities

Majestic 21 –The Company has a 50% interest in Majestic 21, a joint venture with an unrelated entity (21st Mortgage Corporation) (“21st Mortgage”). The Company is a 50% guarantor on a $5 million note payable entered into by Majestic 21. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of August 2, 2014, the outstanding principal balance of the note was $1,729,300 and the amount of collateral was $2,576,294. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Note 10	Revisions to May 3, 2014 Financial Statements

The Company’s consolidated statements of comprehensive income for the three and six months ended May 3, 2014 have been revised for the correction of an error in the elimination of intercompany sales between Nobility and Prestige Homes, a wholly owned subsidiary of the Company.

This correction had no effect on net income as originally reported for the three and six months ended May 3, 2014. The revisions for the correction of the error are as follows:

Consolidated Statements of Comprehensive Income:

	Three Months Ended			Six Months Ended
		May 3, 2014			May 3, 2014
	As Reported	As Revised	Change	As Reported	As Revised	Change
Net sales	$7,416,806	$5,431,026	$(1,985,780)	$11,608,235	$9,622,455	$(1,985,780)
Cost of goods sold	(6,312,508)	(4,326,728)	(1,985,780)	(9,758,407)	(7,772,627)	(1,985,780)
Gross profit	1,104,298	1,104,298	—	1,849,828	1,849,828	—
Comprehensive income	271,780	271,780	—	393,125	393,125	—

The Company has applied the provisions of Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined that the impact of the errors on its previously filed consolidated financial statements was not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit for the three and nine months ended August 2, 2014 and August 3, 2013.

	Three Months Ended		Nine Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Homes sold through Company owned sales centers	43	25	104	62
Pre-owned homes sold through Company owned sales centers	12	15	40	33
Homes sold to independent dealers	36	47	125	148
Total new factory built homes produced	84	72	264	204
Average new manufactured home price – retail	$66,193	$65,248	$65,574	$58,854
Average new manufactured home price – wholesale	$33,323	$31,767	$32,370	$29,497

As a percent of net sales:
Gross profit from the Company owned retail sales centers	15%	12%	14%	13%
Gross profit from the manufacturing facilities - including intercompany sales	14%	19%	14%	15%

Total revenues in the third quarter of 2014 were $5,346,639 up 12% compared to $4,758,456 in the third quarter of 2013, which includes sales of pre-owned homes of $858,603 and $946,865, respectively. Total net sales for the first nine months of 2014 were $14,969,094 up 25% compared to $11,973,742 for the first nine months of 2013, which includes sales of pre-owned homes of $2,683,678 and $2,018,780, respectively. Sales to two publicly traded REIT’S and other companies which own multiple retirement communities in our market area accounted for approximately 37% and 28% of our sales for the first nine months ended August 2, 2014 and August 3, 2013, respectively. Accounts receivable due from these customers were approximately $974,953 at August 2, 2014.

Our sales are affected by the strength of the U.S. economy, interest rates and employment levels, consumer confidence and the availability of retail financing. We believe the lack of retail financing for manufactured housing continues to have a negative effect on our sales, although the overall economy has shown improvement. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2013 through July 2014 were up approximately 22% from the same period last year. We believe that the long-term demographic trends favor future growth in the Florida market area we serve.

We believe that the current economic environment requires us to maintain our strong financial position for future growth and success.

We have specialized for 47 years in the design and production of quality, affordable manufactured homes at our plant located in central Florida. With our multiple retail sales centers, an insurance subsidiary, and investments in retirement manufactured home communities, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the third quarter of 2014 were $40,449 compared to $49,566 in the third quarter of 2013. Total insurance agent commission revenues for the first nine months of 2014 were $146,650 compared to $152,926 for the first nine months of 2013. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at August 2, 2014 and November 2, 2013.

The revenues from construction lending operations in the third quarter of 2014 was $3,445 compared to $10,592 in the third quarter of 2013 and was $10,196 for the first nine months of 2014 compared to $24,299 for the first nine months of 2013. The decrease in revenues was due to a change in legislation that affected homes financed with a construction loan. Therefore, we expect these revenues to continue to decrease in the future.

Gross profit as a percentage of net sales was 20% in third quarter of 2014 compared to 19% in the third quarter of 2013 and was 19% for the first nine months of 2014 compared to 17% for the first nine months of 2013. The gross profit in third quarter of 2014 was $1,060,168 compared to $903,640 in the third quarter of 2013 and was $2,909,996 for the first nine months of 2014 compared to $2,027,409 for the first nine months of 2013. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold.

Selling, general and administrative expenses as a percent of net sales was 14% in third quarter of 2014 compared to 16% in the third quarter of 2013 and was 15% for the first nine months of 2014 compared to 16% for the first nine months of 2013. The decrease was primarily due to our continued efforts to maintain existing general and administrative expenses, even as our revenues increase.

Our earnings from Majestic 21 in the third quarter of 2014 were $34,105, compared to $29,180 for the third quarter of 2013. Our earnings from Majestic 21 for the first nine months of 2014 were $105,913, compared to $89,380 for the first nine months of 2013. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company.

We earned interest on cash, cash equivalents and short-term investments in the amount of $11,099 for the third quarter of 2014 compared to $11,398 for the third quarter of 2013. For the first nine months of 2014, interest earned on cash, cash equivalents and short-term investments were $39,113 compared to $40,344 in the first nine months of 2013. Interest income is dependent on our cash balance and available rates of return.

We reported non-cash losses from our investment in retirement community limited partnerships of $96,668 for the third quarter of 2014 compared to $93,290 for the third quarter of 2013. For the first nine months of 2014 losses were $231,355 compared to $223,131 in the first nine months of 2013. We expect similar losses for the remainder of 2014 as the community continues to see slow growth in new home sales.

We reported net income of $252,268 for the third quarter of 2014, or $0.06 per share, compared to a net income of $121,501, or $0.03 per share, for the third quarter of 2013. For the first nine months of 2014 net income was $640,570 or $0.16 per share, compared to a net income of $79,325, or $0.02 per share, in the first nine months of 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $12,459,002 at August 2, 2014 compared to $10,468,453 at November 2, 2013. Short-term investments were $481,361 at August 2, 2014 compared to $455,232 at November 2, 2013. Working capital was $22,191,124 at August 2, 2014 as compared to $19,869,747 at November 2, 2013. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $2.7 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of August 2, 2014, the Company continued to report a strong balance sheet which included total assets of approximately $38 million which was funded primarily by stockholders’ equity of approximately $36 million.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of August 2, 2014, our management concluded that our internal control over financial reporting was not effective as a result of a material weakness related to the period-end financial reporting process. Specifically, controls were not effective to ensure that intercompany sales were properly eliminated. This material weakness resulted in an error in the elimination of intercompany sales between Nobility and Prestige Homes as originally reported in our Form 10-Q for the period ended May 3, 2014.

Remediation and Changes in Internal Controls

We have developed and are implementing remediation plans to address the material weakness discussed above and to improve our internal control over the period-end financial reporting process. Specifically, our remediation plan requires the elimination of intercompany sales to be verified by our outside accounting consultant.

Our management believes that the measure described above should remediate the material weakness identified and strengthen our internal control over the period-end financial reporting process. Our management is committed to improving our internal control processes. As we continue to evaluate and improve our internal control over the period-end financial reporting process, additional measures to address the material weakness or modifications to the remediation procedure described above may be identified.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent public accountants in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting. Except as set forth above, we made no changes in our internal control over financial reporting (as defined in Rules 13a-15(f)) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or which is reasonably likely to materially affect, our internal controls over financial reporting.

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

NOBILITY HOMES, INC.

DATE: September 15, 2014	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: September 15, 2014	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer

DATE: September 15, 2014	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer