Form 10-K
period 2014-11-01
NOBILITY HOMES INC
filed 2015-01-28
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended November 1, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant 1,406,781 shares), based on the closing price on the over-the-counter market on May 2, 2014 (the last business day of the second quarter of fiscal 2014), and was approximately $15,615,269.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding on January 28, 2015
Common Stock	4,061,869

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held February 27, 2015	Part III, Items 10-14

PART I

Item 1.	Business

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

Manufactured Homes

Nobility’s homes are available in approximately 100 active models sold under the trade names “Kingswood,” “Springwood,” “Springwood Special,” “Tropic Isle Special,” “Regency Manor Special,” and “Special Edition.” The homes, ranging in size from 431 to 2,650 square feet and containing from one to five bedrooms, are available in:

•	Single-wide widths of 12, 14 and 16 feet ranging from 35 to 72 feet in length;

•	Double-wide widths of 20, 24, 26, 28 and 32 feet ranging from 32 to 72 feet in length;

•	Triple-wide widths of 36, 38 and 42 feet ranging from 46 to 72 feet in length; and

•	Quad-unit with 2 sections 28 feet wide by 48 feet long and 2 sections 28 feet wide by 52 feet long.

Our floor plans can be built as an on-frame modular home. We have been approved to build A.N.S.I. Park models under 400 square feet and exposure D homes.

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

The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product. Nobility’s homes are delivered by outside trucking companies. Nobility estimates that it can compete effectively within a range of approximately 350 miles from its manufacturing plant. Substantially all of Nobility’s sales are made in Florida.

Retail Sales

Prestige Home Centers, Inc., our wholly-owned subsidiary, operates ten retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 64% and 53% of Nobility’s sales during fiscal years 2014 and 2013, respectively.

Each of Prestige’s retail sales centers are located within 350 miles of Nobility’s Ocala manufacturing facility. Prestige owns the land at four of its retail sales centers and leases the remaining six retail sales centers from unaffiliated parties under leases with terms between one and three years with renewal options.

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

Prestige does not itself finance customers’ new home purchases, but from 1997 to 2013, Nobility partnered with 21st Mortgage Corporation to provide financing to retail customers purchasing homes from Prestige. Additionally, financing for home purchases has historically been available from other independent sources that specialize in manufactured housing lending and banks that finance manufactured home purchases. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources. During fiscal 2004, the company transferred $250,000 from its exiting joint venture in Majestic 21 in order to participate in a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation, Prestige and Nobility’s wholly-owned subsidiary, Majestic Homes, Inc. without forming a separate entity. Effective December 31, 2013, 21st Mortgage Corporation informed the Company they will no longer originate loans under the terms of the FRSA due to regulatory changes. No revenue was recorded under this agreement in fiscal years 2014 or 2013. 21st Mortgage Corporation will continue to provide financing to retail customers who purchase the Company’s manufactured homes at Prestige retail sales centers.

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

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers, which lead us to conclude that the Company has no material commitments or contingencies related to Mountain Financial, Inc. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2014 and 2013.

Mountain Financial also provides construction financing to buyers who have been approved for financing by an independent third party who are purchasing a home through the Company’s retail sales centers. Such a loan provides the homeowner with enough money to pay for the land, land improvements, construction and installation of the home, impact fees and permits. The loan is disbursed in draws as construction progresses and is secured by a first mortgage on the land, home and all of the improvements. The term is typically for one year, with interest only payable monthly. There is also a finance charge which is added to the loan at closing. The construction loan is paid off when the homeowner closes on the permanent financing, typically a 30 year fixed mortgage.

Wholesale Sales to Manufactured Home Communities

Nobility sells its homes on a wholesale basis exclusively through two full-time salespersons to approximately 30 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers. Sales to two publicly traded

REIT’s (Real Estate Investment Trusts) which own multiple retirement communities in our market area accounted for $304,345 or 1% and $1,700,910 or 8% of our total sales in fiscal year 2014 and $2,001,730 or 11% and $3,469,130 or 19% of our total sales in fiscal year 2013. Other companies which own multiple retirement communities in our market area accounted for $1,908,125 or 9% of our total sales in fiscal year 2014 and $212,865 or 2% of our total sales in fiscal year 2013.

Nobility does not generally offer consigned inventory programs or other credit terms to its dealers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, Nobility may offer extended terms to park dealers who do a high volume of business with Nobility. In order to stimulate sales, Nobility sells homes for display to related manufactured home communities on extended terms and recognizes revenue when the homes are sold to the end users. The high visibility of Nobility’s homes in such communities generates additional sales of its homes through such dealers.

Regulation

The manufacture, distribution and sale of homes are subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development (HUD) has adopted national construction and safety standards that preempt state standards. In addition, HUD regulations require that manufactured homes be constructed to more stringent wind load and thermal standards. Compliance with these standards involves approval by a HUD approved engineering firm of engineering plans and specifications on all models. HUD has also promulgated rules requiring producers of manufactured homes to utilize wood products certified by their suppliers to meet HUD’s established limits on formaldehyde emissions and to place in each home written notice to prospective purchasers of possible adverse reaction from airborne formaldehyde in homes. HUD’s standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. In addition, some components of manufactured homes may also be subject to Consumer Product Safety Commission standards and recall requirements. Modular homes manufactured by Nobility are required to comply with the Florida Building Code established by the Florida Department of Business and Professional Regulations.

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

Employees

As of January 9, 2015, the Company had 110 full-time employees, including 27 employed by Prestige. Approximately 62 employees are factory personnel compared to approximately 48 in such positions a year ago and 48 are in management, administrative, supervisory, sales and clerical positions (including 24 management and sales personnel employed by Prestige) compared to approximately 49 a year ago. In addition, Nobility employs part-time employees when necessary.

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

As of January 9, 2015, Nobility owned two manufacturing plants:

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

Prestige owns the properties on which its Pace (closed February 2012), Panama City, Yulee, Punta Gorda and Ocala North, Florida retail sales centers are located. Prestige leases the property for its other 6 retail sales centers.

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

Market Information

The Company’s common stock currently trades under the symbol NOBH on the OTC Markets Group, Inc. (the “Pink Sheets”). The following table shows the range of high and low sales prices and/or high and low bid quotations (as applicable) for the common stock for each fiscal quarter of 2014 and 2013 on the over-the-counter market. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year End
Fiscal	November 1, 2014		November 2, 2013
Quarter	High	Low	High	Low
1st	$10.00	$8.00	$5.69	$4.50
2nd	13.00	9.25	5.75	5.00
3rd	12.00	10.61	9.00	5.60
4th	11.50	9.40	9.35	8.35

Holders

At January 28, 2015, the approximate number of holders of record of common stock was 143 (not including individual participants in security position listings).

Dividends

The Board of Directors declared no dividends in fiscal years 2014 and 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the end of the fiscal year ended November 1, 2014. For further information, see Note 12 of “Notes to Consolidated Financial Statements”.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	300,000
Equity compensation plans not approved by security holders	7,000	$9.02	—

Total	7,000	$9.02	300,000

Recent Sales of Unregistered Securities

Nobility has not sold any securities within the past two years which were not registered under the Securities Act.

Issuer Repurchases of Equity Securities

On January 12, 2015, Nobility repurchased 4,000 shares of its common stock for an aggregate purchase price of $40,200.

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2014 and 2013, Nobility continued to experience consumer demand for smaller, less expensive homes. Our three, four and five bedroom manufactured homes are favored by families, compared with the one, two and three-bedroom homes that typically appeal to the retirement buyers who reside in the manufactured housing communities.

Nobility’s joint venture and FRSA with 21st Mortgage Corporation provided mortgage financing to retail customers who purchase Nobility’s manufactured homes at Prestige retail sales centers. Effective December 31, 2013, 21st Mortgage Corporation informed the Company they will no longer originate loans under the terms of the FRSA due to regulatory changes. No revenue was recorded under this agreement in fiscal years 2014 or 2013. 21st Mortgage Corporation will continue to provide financing to retail customers who purchase the Company’s manufactured homes at Prestige retail sales centers.

In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.

In the third quarter of fiscal year 2009, Majestic 21 secured $5,000,000 in financing from a commercial bank to support loan originations. The Company guarantees 50% of this financing. Subsequent to our 2009 fiscal year end, 21st Mortgage Corporation announced that their parent company had agreed to provide additional capital to fund loan originations, which became available when Majestic 21 fully utilized the proceeds from the $5,000,000 commercial loan. As of November 1, 2014, the outstanding principal balance of the note was $1,637,500 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $2,472,464. The Company has also been able to sign dealer agreements with additional lenders who provide financing for our homes.

Prestige maintains several other outside financing sources that provide financing to retail homebuyers for its manufactured homes. The Company continually tries to develop relationships with new lenders, since established lenders will occasionally leave manufactured home lending.

Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent and licensed loan originator. Mountain Financial provides construction loans, mortgage brokerage services, automobile insurance, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes.

The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended November 1, 2014 and November 2, 2013 each consisted of fifty-two week periods.

Results of Operations

The Company reported net income of approximately $1,258,000 in fiscal year 2014, compared to a net income of approximately $747,000 during fiscal year 2013.

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended November 1, 2014 and November 2, 2013.

	2014	2013
New homes sold through Company owned sales centers	153	99
Pre-owned homes sold through Company owned sales centers	50	45
Homes sold to independent dealers	183	242
Total new factory built homes produced	375	324
Average new manufactured home price—retail	$64,769	$62,433
Average new manufactured home price—wholesale	$32,407	$30,104

As a percent of net sales:
Gross profit from the Company owned retail sales centers	16%	13%
Gross profit from the manufacturing facilities—including intercompany sales	15%	16%

Total net sales in fiscal year 2014 were $21,152,259 compared to $17,788,715 in fiscal year 2013.

Sales to two publicly traded REIT’s and other companies which own multiple retirement communities in our market area accounted for approximately 18% and 31% of our sales for the twelve months ended November 1, 2014 and November 2, 2013, respectively. Accounts receivable due from these customers were $1,963,620 at November 1, 2014.

The immediate outlook for the manufactured housing industry in Florida and the nation is improving and the long-term demographic trends still favor stronger growth in the Florida market area we serve. Our 47 years of experience in the Florida market and consumers’ increased need for more affordable housing should serve us well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country. The country must experience a better economy with less uncertainty, continued improved sales in the existing home market, declining unemployment, increased consumer confidence and more retail financing for the sales of our affordable homes, for the Company to improve significantly. Management believes that maintaining our strong financial position is vital for future growth and success.

The Company has specialized for 47 years in the design and production of quality, affordable manufactured homes at our plant located in central Florida. With our multiple retail sales centers, an insurance subsidiary, and investments in retirement manufactured home communities, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in fiscal year 2014 were $204,355 compared to $204,960 in fiscal year 2013. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 1, 2014 and November 2, 2013.

The revenues from the construction lending operations in fiscal year 2014 were $12,577 compared to $29,688 in fiscal year 2013. The decrease in revenues was due to fewer homes sales in fiscal year 2014 financed with a construction loan.

Cost of goods sold at our manufacturing facilities include: materials, direct and indirect labor and manufacturing expenses (which consists of factory occupancy, salary and salary related, delivery costs, manufactured home service costs and other manufacturing expenses). Cost of goods sold at our retail sales centers include: appliances, air conditioners, electrical and plumbing hook-ups, furniture, insurance, impact and permit fees, land and home fees, manufactured home, service warranty, setup contractor, interior drywall finish, setup display, skirting, steps, well and septic tank and other expenses.

Gross profit as a percentage of net sales was 20.7% in fiscal year 2014 compared to 18.2% in fiscal year 2013. Our gross profit of $4,371,546 increased 29.5% compared to $3,376,673 for 2013. The increase in gross profit is primarily due to the increase in the average retail and wholesale selling price and increase in the average gross profit on each retail home sold.

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

Selling, general and administrative expenses increased approximately $465,000 from 2013 to 2014. As a percent of net sales, selling, general and administrative expenses were 14.4% in fiscal year 2014 compared to 14.0% in fiscal year 2013. The increase in selling, general and administrative expenses in 2014 resulted from the increase in compensation expenses directly related to our increased sales.

The Company earned $134,921 from its joint venture, Majestic 21, in fiscal year 2014 compared to $121,293 in fiscal year 2013. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

The Company recorded a non-cash loss on its investment in Cypress Creek of $321,531 and $289,990 in fiscal year 2014 and 2013 respectively. The increase in the non-cash loss was due to a lower gross profit on sales for Cypress Creek. No loss was recorded for Walden Woods as this investment was fully impaired.

The Company earned interest on cash, cash equivalents and short-term investments in the amount of $63,137 in fiscal year 2014 compared to $53,346 in fiscal year 2013.

The Company realized pre-tax income of $1,261,934 in 2014 compared to a pre-tax income of $740,788 in fiscal 2013.

The Company recorded an income tax expense of approximately $4,000 in 2014 and a tax benefit of approximately $6,000 in 2013. The Company was able to use net operating loss carry forwards to offset its current income tax liabilities.

As a result of the factors discussed above, net income in fiscal year 2014 was $1,257,898 or $0.31 per share and net income in fiscal year 2013 was $747,106 or $0.18 per share.

Liquidity and Capital Resources

Cash and cash equivalents were $14,116,412 at November 1, 2014 compared to $10,468,453 at November 2, 2013. Short-term investments were $496,444 at November 1, 2014 compared to $455,232 at November 2, 2013. The increase in cash was due primarily to a reduction in accounts receivable and pre-owned inventory. Working capital was $23,540,635 at November 1, 2014 as compared to $19,869,747 at November 2, 2013. Nobility owns the entire inventory for its Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and does not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

The Company currently has no line of credit facility and does not believe that such a facility is currently necessary to its operations. The Company has no debt. The Company also has approximately $2.7 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of November 1, 2014, the Company continued to report a strong balance sheet which included total assets of approximately $39 million which was funded primarily by stockholders’ equity of approximately $36 million.

Looking ahead, the Company’s strong balance sheet and significant cash reserves accumulated in profitable years has allowed the Company to remain sufficiently liquid so as to allow continuation of operations and should enable the Company to take advantage of market opportunities when presented by an expected improvement in the overall and the industry specific economy in fiscal 2015 and beyond. Management believes it has sufficient levels of liquidity as of the date of the filing of this Form 10-K to allow the Company to operate into the foreseeable future.

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

The Company recognizes revenue from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to setup the home or to complete any other significant obligations.

The Company recognizes revenue from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 1, 2014 or November 2, 2013.

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

In 2011, the Company assessed the fair value of its investment in the two manufactured home communities, using projected financial information. The analysis for Walden Woods revealed that the value for Walden Woods was less than the value at which the Company was carrying the investment on the balance sheet. Consequently, the Company fully impaired its investment in Walden Woods, resulting in a noncash charge to losses from investments in retirement community limited partnerships of $791,355. The fair value analysis for Cypress Creek also resulted in impairment. The Company took a noncash $1.3 million charge to reduce the carrying value of this investment in third quarter of 2011. In 2014 and 2013, no impairment in the carrying value of Cypress Creek was necessary.

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

Investment in Majestic 21

On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided a $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 1, 2014, the outstanding principal balance of the note was $1,637,500 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $2,472,464. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

At November 1, 2014, there was approximately $278,507 in loan loss reserves or 1.64% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

The Company has determined that, due to negative evidence as a result of losses in numerous consecutive years through 2011, a valuation reserve is required to reduce the Company’s net deferred tax assets to a level supportable by certain tax planning strategies that could be enacted to realize deferred tax assets, if necessary.

The primary tax planning strategy is the potential sale of real estate, primarily land not currently used in the operations of the Company, to generate taxable gains. The Company has assessed that these strategies could result in the realization of approximately $2.0 million of deferred tax assets. The amount of deferred tax assets above this amount are reserved with a valuation allowance. The valuation allowance was approximately $975,000 at November 1, 2014 and $1.5 million at November 2, 2013.

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

Finance Revenue Sharing Agreement

The Company entered into a FRSA with 21st Mortgage Corporation during 2004. The FRSA allows for revenue sharing distributions of excess reserves that accumulated under the escrow arrangement to the Company and 21st Mortgage Corporation. The Company has determined that escrow balances should be sufficient to cover losses on repurchases in the normal course of business and has recognized revenue under the arrangement on an as-received basis. Effective December 31, 2013, 21st Mortgage Corporation informed the Company they will no longer originate loans under the terms of the FRSA due to regulatory changes. No revenue was recorded under this agreement in fiscal years 2014 or 2013. 21st Mortgage Corporation will continue to provide financing to retail customers who purchase the Company’s manufactured homes at Prestige retail sales centers.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 1, 2014, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21, the FRSA and retirement community limited partnerships).

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

We have audited the accompanying consolidated balance sheets of Nobility Homes, Inc. and subsidiaries (the “Company”) as of November 1, 2014 and November 2, 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended November 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and subsidiaries as of November 1, 2014 and November 2, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended November 1, 2014, in conformity with U. S. generally accepted accounting principles.

/s/ Averett Warmus Durkee, P.A.
Orlando, Florida
January 28, 2015

Nobility Homes, Inc.

Consolidated Balance Sheets

November 1, 2014 and November 2, 2013

	November 1,	November 2,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$14,116,412	$10,468,453
Short-term investments	496,444	455,232
Accounts receivable—trade	2,141,468	2,701,057
Mortgage notes receivable, current	7,126	4,549
Income tax receivable	5,964	—
Inventories	5,516,540	5,043,816
Pre-owned homes, current	2,839,203	2,187,598
Prepaid expenses and other current assets	286,990	319,546
Deferred income taxes	508,633	656,461

Total current assets	25,918,780	21,836,712
Property, plant and equipment, net	3,957,071	3,731,463
Pre-owned homes	1,711,000	4,316,397
Mortgage notes receivable, long term	180,800	183,753
Other investments	2,751,663	2,938,273
Deferred income taxes	1,487,367	1,339,539
Other assets	2,921,424	2,804,484

Total assets	$38,928,105	$37,150,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$502,259	$645,519
Accrued compensation	320,502	170,026
Accrued expenses and other current liabilities	526,296	614,368
Customer deposits	1,029,088	537,052

Total current liabilities	2,378,145	1,966,965

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,643,866	10,632,060
Retained earnings	34,577,682	33,319,784
Accumulated other comprehensive income	281,590	240,378
Less treasury stock at cost, 1,301,038 shares in 2014 and 1,307,854 shares in 2013	(9,489,669)	(9,545,057)

Total stockholders’ equity	36,549,960	35,183,656

Total liabilities and stockholders’ equity	$38,928,105	$37,150,621

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Comprehensive Income

For the years ended November 1, 2014 and November 2, 2013

	Year Ended
	November 1, 2014	November 2, 2013
Net sales	$21,152,259	$17,788,715
Cost of goods sold	(16,780,713)	(14,412,042)

Gross profit	4,371,546	3,376,673
Selling, general and administrative expenses	(3,060,516)	(2,594,981)

Operating income	1,311,030	781,692

Other income (loss):
Interest income	63,137	53,346
Undistributed earnings in joint venture—Majestic 21	134,921	121,293
Losses from investments in retirement community limited partnerships	(321,531)	(289,990)
Miscellaneous	74,377	74,447

Total other loss	(49,096)	(40,904)

Income before provision for income taxes	1,261,934	740,788
Income tax benefit (expense)	(4,036)	6,318

Net income	1,257,898	747,106
Other comprehensive income
Unrealized investment gain	41,212	134,288

Comprehensive income	$1,299,110	$881,394

Weighed average number of shares outstanding:
Basic	4,059,668	4,057,053
Diluted	4,060,654	4,057,053
Net income per share:
Basic	$0.31	$0.18
Diluted	$0.31	$0.18

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended November 1, 2014 and November 2, 2013

	Common Stock Shares	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 3, 2012	4,057,053	$536,491	$10,618,542	$32,572,678	$106,090	$(9,545,057)	$34,288,744
Stock-based compensation	—	—	13,518	—	—	—	13,518
Unrealized investment gain	—	—	—	—	134,288	—	134,288
Net income	—	—	—	747,106	—	—	747,106

Balance at November 2, 2013	4,057,053	$536,491	$10,632,060	$33,319,784	$240,378	$(9,545,057)	$35,183,656
Stock-based compensation	—	—	8,091	—	—	—	8,091
Unrealized investment gain	—	—	—	—	41,212	—	41,212
Exercise of employee stock options	5,875	—	3,715	—	—	42,888	46,603
Other	941	—	—	—	—	12.500	12,500
Net income	—	—	—	1,257,898	—	—	1,257,898

Balance at November 1, 2014	4,063,869	$536,491	$10,643,866	$34,577,682	$281,590	$(9,489,669)	$36,549,960

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended November 1, 2014 and November 2, 2013

	Year Ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities:
Net income	$1,257,898	$747,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,843	102,968
Undistributed earnings in joint venture—Majestic 21	(134,921)	(121,293)
Losses from investments in retirement community limited partnerships	321,531	289,990
(Gain) loss on disposal of property, plant and equipment	(3,650)	33,682
Stock-based compensation	8,091	13,518
Deferred income taxes	—	(79,000)
Other	12,500	—
Decrease (increase) in:
Accounts receivable—trade	559,589	149,219
Inventories	(472,724)	738,064
Pre-owned homes	1,953,792	430,002
Prepaid expenses and other current assets	32,556	160,509
Income tax receivable	(5,964)	248,164
(Decrease) increase in:
Accounts payable	(143,260)	240,973
Accrued compensation	150,476	57,654
Accrued expenses and other current liabilities	(88,072)	99,848
Customer deposits	492,036	186,375

Net cash provided by operating activities	4,035,721	3,297,779

Cash flows from investing activities:
Purchase of property, plant and equipment	(321,451)	(68,859)
Proceeds from sale of property, plant and equipment	3,650	2,300
Collections on mortgage notes receivable	376	1,697
Increase in cash surrender value of life insurance	(116,940)	(116,944)

Net cash used in investing activities	(434,365)	(181,806)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	46,603	—

Increase in cash and cash equivalents	3,647,959	3,115,973
Cash and cash equivalents at beginning of year	10,468,453	7,352,480

Cash and cash equivalents at end of year	$14,116,412	$10,468,453

Supplemental disclosure of cash flows information:
Income taxes paid (received)	$10,000	$(169,164)

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1 Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”) Nobility Parks I, LLC, Nobility Parks II, LLC and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and mortgage broker, and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. At November 1, 2014 Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda.

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended November 1, 2014 and November 2, 2013 each consisted of fifty-two week periods.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed

Notes to Consolidated Financial Statements

with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 1, 2014 or November 2, 2013.

Revenues by Products and Services – Revenues by net sales from manufactured housing, insurance agent commissions, and construction lending operations for the years ended November 1, 2014 and November 2, 2013 are as follows:

	2014	2013
Manufactured housing	$17,802,174	$15,495,710
Pre-owned homes-FRSA	2,153,134	1,209,129
Trade-in and other pre-owned homes	980,019	849,228
Insurance agent commissions	204,355	204,960
Construction lending operations	12,577	29,688

Total net sales	$21,152,259	$17,788,715

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At November 1, 2014 and November 2, 2013, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

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

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity 21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact Majestic 21 economic performance therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FASB ASC 810. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes as of November 1, 2014 and November 2, 2013. Based on management’s evaluation, there was no impairment of this investment at November 1, 2014 or November 2, 2013.

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

Effective December 31, 2013, 21st Mortgage Corporation informed the Company they will no longer originate loans under the terms of the FRSA due to regulatory changes. No revenue was recorded under this agreement in fiscal years 2014 or 2013. 21st Mortgage Corporation will continue to provide financing to retail customers who purchase the Company’s manufactured homes at Prestige retail sales centers.

Other Investments - The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement manufactured home community located in Homosassa, Florida. The Company fully impaired its investment in Walden Woods in 2011. The majority owner of Walden Woods is the Company’s principal shareholder.

The Company has a 48.5% investment interest in a retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The Company has the right to assign some of its ownership to partners other than Nobility Homes. The Company recorded an impairment charge on its investment in Cypress Creek in 2011.

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

Notes to Consolidated Financial Statements

Company Owned Life Insurance – The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2014 and 2013 are as follows:

	2014	2013
Beginning accrued warranty expense	$75,000	$75,000
Less: reduction for payments	(195,819)	(165,627)
Plus: additions to accrual	195,819	165,627

Ending accrued warranty expense	$75,000	$75,000

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

Stock-Based Compensation – At November 1, 2014, the Company has a stock incentive plan (the “Plan”) which authorizes the issuance of options to purchase common stock. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

Rebate Program – The Company has a rebate program for some dealers based upon the number and type of home purchased, which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets.

Advertising – Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $262,500 and $223,100 for fiscal year 2014 and 2013, respectively.

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

Notes to Consolidated Financial Statements

For the year ended November 2, 2013, options to purchase 30,400 shares have been excluded from the computation of potentially dilutive securities as the effect on net income per share is antidilutive.

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

Major Customers – Sales to two publicly traded REIT’s which own multiple retirement Communities in our market area accounted for $304,345 or 1% and $1,700,910 or 8% of our total sales in fiscal year 2014 and $2,001,730 or 11% and $3,469,130 or 19% of our total sales in fiscal year 2013. Other companies which own multiple retirement communities in our market area accounted for $1,908,125 or 9% of our total sales in fiscal year 2014 and $212,865 or 2% of our total sales in fiscal year 2013. Accounts receivable due from these customers were $1,963,520 and $2,379,146 at November 1, 2014 and November 2, 2013, respectively.

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

Concentration of Retail Financing Sources – The manufactured housing industry recently lost one of the few lenders to our industry. US Bank decided to cease indirect lending to the manufactured housing industry in late 2014 due to the regulatory environment and the small market size. This leaves only 2 national lenders that service our industry, with several other who specialize in government insured loans (Fannie, Freddie, FHA, VA, etc.). With only a few lenders dedicated to our industry, the loss of either of them could adversely affect our retail sales.

Recently Issued Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606)), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer; and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is not permitted. We believe that our implementation of this guidance will have no material impact on our consolidated financial statements.

Reclassifications – Certain amounts in the fiscal year 2013 consolidated financial statements have been reclassified to conform to the fiscal year 2014 presentation. Such reclassifications had no effect on net income (loss) or equity.

NOTE 2 Investments

The following is a summary of short-term investments (available for sale):

	November 1, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$328,514	$—	$496,444

	November 2, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$287,302	$—	$455,232

The fair values were estimated based on unadjusted quoted prices at each respective period end.

Notes to Consolidated Financial Statements

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value at November 1, 2014 and November 2, 2013.

	November 1, 2014
	Level 1	Level 2	Level 3
Equity securities in a public company	$496,444	$—	$—
Non-recurring fair value investment	—	—	146,403

	$496,444	$—	$146,403

	November 2, 2013
	Level 1	Level 2	Level 3
Equity securities in a public company	$455,232	$—	$—
Non-recurring fair value investment	—	—	467,934

	$455,232	$—	$467,934

The level 3 non-recurring fair value investment represents the investment in Cypress Creek limited partnership.

NOTE 4 Related Party Transactions

Affiliated Entities

TLT, Inc. – Our President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). Our President owns between a 24.75% and a 49.5% direct and indirect interest in each of these limited partnerships. Our Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2014 and 2013.

Walden Woods – The Company’s principal shareholder owns 51% of Walden Woods South LLC (“South”), which owns the Walden Woods South community.

Notes to Consolidated Financial Statements

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

See Note 14 for discussion of the Company’s guarantee of a $5 million note payable of Majestic 21.

The following is summarized financial information of the Company’s joint venture:

	November 1, 2014	November 2, 2013
Total Assets	$16,457,594	$16,569,995
Total Liabilities	$11,747,081	$12,129,322
Total Equity	$4,710,513	$4,440,673
Net Income	$269,840	$242,583

There were no distributions received from the joint venture in fiscal years 2014 and 2013.

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

The Company has a 48.5% investment interest in a retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The Company has the right to assign some of its ownership to partners other than Nobility Homes. The Company recorded an impairment charge on its investment in Cypress Creek in 2011.

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

Notes to Consolidated Financial Statements

The following is summarized financial information of Walden Woods and Cypress Creek as of September 30, 2014 and September 30, 2013*:

	September 30, 2014	September 30, 2013
Total Assets	$13,477,599	$13,559,275
Total Liabilities	$16,271,729	$15,231,044
Total Deficit	$(2,794,130)	$(1,671,769)

*	Due to Walden Woods, and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter.

The following table summarizes the change in the investments for fiscal year 2014 and 2013:

	Walden Woods	Cypress Creek
Investment at November 3, 2012	$—	$757,924
Losses on investment	—	(289,990)

Investment at November 2, 2013	—	467,934
Losses on investment	—	(321,531)

Investment at November 1, 2014	$—	$146,403

The Company has no obligation to fund future operating losses of Walden Woods and accordingly, has not reduced the investment carrying value to less than zero.

NOTE 6 Inventories

The Company acquired certain repossessed pre-owned inventory in 2011. The Company will continue to sell the remaining pre-owned inventory and monitor and reduce, if necessary, the value of this inventory if circumstances so indicate in future periods. The Company could experience additional losses on the disposition of these homes beyond the level of the reserve recorded by the Company.

Notes to Consolidated Financial Statements

A breakdown of the elements of inventory at November 1, 2014 and November 2, 2013 is as follows:

	November 1, 2014	November 2, 2013
Raw materials	$622,831	$571,621
Work-in-process	114,368	108,641
Finished homes	4,722,923	4,344,117
Model home furniture and others	56,418	19,437

Inventories, net	$5,516,540	$5,043,816

Pre-owned homes *	$6,322,483	$9,215,590
Inventory impairment reserve	(1,772,280)	(2,711,595)

	4,550,203	6,503,995
Less homes expected to sell in 12 months	(2,839,203)	(2,187,598)

Pre-owned homes, long-term	$1,711,000	$4,316,397

*	The following table summarizes a breakdown of pre-owned homes inventory for fiscal year 2014 and 2013:

	FRSA pre-owned homes	Trade in and other pre-owned homes	Total pre-owned homes
Balance at November 3, 2012	$9,631,291	$704,233	$10,335,524
Purchased	—	1,399,205	1,399,205
Sold	(1,718,453)	(800,686)	(2,519,139)

Balance at November 2, 2013	7,912,838	1,302,752	9,215,590
Purchased	—	525,436	525,436
Sold	(2,738,878)	(679,665)	(3,418,543)

Balance at November 1, 2014	$5,173,960	$1,148,523	$6,322,483

An analysis of the inventory impairment reserve at November 1, 2014 and November 2, 2013 is as follows:

	November 1, 2014	November 2, 2013
Beginning inventory impairment reserve	$2,711,595	$3,401,527
Less: Reductions for homes sold	(691,094)	(369,182)
Inventory holding costs	(211,334)	(302,497)
Plus: Additions (Subtractions) to impairment reserve	(36,887)	(18,253)

Ending inventory impairment reserve	$1,772,280	$2,711,595

Notes to Consolidated Financial Statements

NOTE 7 Properties, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	November 1, 2014	November 2, 2013
Land	—	$2,349,383	$2,349,383
Land improvements	10-20	839,912	839,912
Buildings and improvements	15-40	2,786,761	2,538,248
Machinery and equipment	3-10	1,089,401	1,061,463
Furniture and fixtures	3-10	437,432	437,434

		7,502,889	7,226,440
Less accumulated depreciation		(3,545,818)	(3,494,977)

		$3,957,071	$3,731,463

NOTE 8 Other Assets

Other assets are comprised of the following:

	November 1, 2014	November 2, 2013
Cash surrender value of life insurance	$2,765,137	$2,648,197
Other	156,287	156,287

Total other assets	$2,921,424	$2,804,484

NOTE 9 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	November 1, 2014	November 2, 2013
Accrued warranty expense	$75,000	$75,000
Accrued taxes	215,807	235,490
Other accrued expenses	235,489	303,878

Total accrued expenses and other current liabilities	$526,296	$614,368

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

Notes to Consolidated Financial Statements

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not reflect any amounts for interest and penalties in its 2014 or 2013 statements of operations, nor are any amounts accrued for interest and penalties at November 1, 2014 or November 2, 2013.

The provision for income taxes for the years ended consists of the following:

	November 1, 2014	November 2, 2013
Current tax benefit (expense):
Federal	$(4,036)	$6,318
State	—	—

	(4,036)	6,318
Deferred tax benefit (expense)	(489,921)	(652,902)
Valuation allowance	489,921	652,902

Income tax benefit (expense)	$(4,036)	$6,318

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	November 1, 2014	November 2, 2013
Provision—federal statutory tax rate	$(429,057)	$(251,868)
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(45,808)	(26,891)
Permanent differences:
Stock option expirations	(20,773)	(225,860)
Other	1,681	(141,965)
Changes in DTA valuation allowance	489,921	652,902

Income tax benefit (expense)	$(4,036)	$6,318

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	November 1, 2014	November 2, 2013
Deferred tax assets:
Allowance for doubtful accounts	$87,261	$87,261
Inventories	782,308	1,164,353
Carrying value of other investments	1,939,918	1,834,434
Accrued expenses	58,311	44,271
Stock-based compensation	10,507	32,382
Net operating loss carryforwards	231,289	438,632
Valuation allowance	(975,312)	(1,465,233)

Total deferred tax assets	2,134,282	2,136,100
Deferred tax liabilities:
Depreciation	(33,288)	(32,784)
State income tax refunds	(29,598)	(29,598)
Amortization	(58,810)	(58,810)
Prepaid expenses	(16,586)	(18,908)

Net deferred tax assets	$1,996,000	$1,996,000

Notes to Consolidated Financial Statements

At November 1, 2014, the Company has unused net operating loss carry forwards totaling approximately $600,000 that may be applied against taxable income. If not used, the net operating loss carry forwards of $600,000 will expire in 2032.

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	November 1, 2014	November 2, 2013
Current assets:
Deferred tax assets	$927,879	$1,295,882
Deferred tax liabilities	(170,710)	(157,523)
Valuation allowance	(248,535)	(481,898)

Net current deferred taxes	508,634	656,461

Non-current assets:
Deferred tax assets	2,306,241	2,414,469
Deferred tax liabilities	(92,098)	(91,595)
Valuation allowance	(726,777)	(983,335)

Net non-current deferred taxes	1,487,366	1,339,539

Net deferred tax asset	$1,996,000	$1,996,000

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In fiscal 2014 and 2013 the Company has determined that, due to negative evidence as a result of losses in numerous consecutive years through 2011, a valuation reserve is required to reduce the Company’s net deferred taxes to a level supportable by certain tax planning strategies that could be enacted to realize deferred tax assets, if necessary.

The primary tax planning strategy is the potential sale of real estate, primarily land not currently used in the operations of the Company, to generate taxable gains. The Company has assessed that these strategies could result in the realization of approximately $2.0 million of deferred tax assets. The amount of deferred tax assets above this amount are reserved with a valuation allowance. The valuation allowance was approximately $975,000 at November 1, 2014 and $1.5 million at November 2, 2013.

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

NOTE 11 Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company did not repurchase any shares of its common stock during fiscal years 2014 or 2013.

NOTE 12 Stock Option Plan

In June 2011, the Company’s Board of Directors adopted and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee directors. A total of 300,000 shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. At November 1, 2014, options available for future grant under the plan were 300,000 and no options were outstanding.

The Company has 7,000 stock options outstanding that were granted pursuant to individual award agreements outside of the 2011 Plan. The Company does not expect to award additional stock options outside of the 2011 Plan in the future.

Notes to Consolidated Financial Statements

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2014 and 2013, the Company recognized approximately $8,000 and $13,500 in compensation cost related to stock options.

A summary of information with respect to options granted is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at November 3, 2012	54,150	$7.91 - 26.56	$19.19
Granted	—	—	—
Exercised	—	—	—
Canceled	(23,750)	26.38	26.38

Outstanding at November 2, 2013	30,400	7.91 - 18.50	13.58

Granted	—	—	—
Exercised	(5,875)	7.91 - 8.49	7.93
Canceled	(17,525)	7.91 - 18.50	17.30

Outstanding at November 1, 2014	7,000	$7.91 - 10.45	$9.02	$6,660

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2014 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on November 1, 2014.

The following table summarizes information about the outstanding stock options at November 1, 2014:

Options Outstanding				Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 7.91	2,000	1	$7.91	2,000	$7.91
10.45	2,500	2	10.45	1,750	10.45
8.49	2,500	3	8.49	1,125	8.49

	7,000	2.07	$9.02	4,875	$8.96

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

Notes to Consolidated Financial Statements

As of November 1, 2014, there is $4,869 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.84 years.

NOTE 13 Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution of up to 20% of an employee’s contribution, up to a maximum of 6% of an employee’s compensation. No contribution expense was charged to operations in fiscal years 2014 and 2013.

NOTE 14 Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through November 2017. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to $183,631 and $102,833 in fiscal year 2014 and 2013, respectively.

Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of November 1, 2014 are as follows for the fiscal years ending:

2015	$47,508
2016	$30,388
2017	$20,009

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 1, 2014, the outstanding principal balance of the note was $1,637,500 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $2,472,464. Should the collateral not be sufficient, the Company’s maximum exposure at November 1, 2014, would be 50% or $818,750 of the outstanding principal balance. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On November 1, 2014 there was approximately $278,507 in loan loss reserves or 1.64% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

NOTE 15 Subsequent Events

On January 12, 2015, Nobility repurchased 4,000 shares of its common stock for an aggregate purchase price of $40,200.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures require remedial action as of the Evaluation Date as outlined in management’s Report on Internal Controls over Financial Reporting as outlined below.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 1, 2014 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management identified the following material weakness in the Company’s internal controls. The Company has an agreement with a lender to sell inventory repossessed by the lender. The Company earns a commission based on sales. The Company initially recorded these transactions at the gross selling price rather than reporting the commission earned. This deficiency resulted in certain adjustments to net sales and cost of goods sold. Subsequent to year end, the Company implemented internal controls to remediate this weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Nobility’s directors is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2015 annual meeting of shareholders.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (75)	Chairman of the Board and President of Nobility for more than five years; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (51)	Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Jean Etheredge (69)	Secretary.

Lynn J. Cramer, Jr. (69)	Treasurer.

Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility’s President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning the Section 16(a) Beneficial Ownership Reporting Compliance of Nobility’s officers, directors and 10% shareholders is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2015 annual meeting of shareholders.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer, principal financial officer, executive vice presidents and controller. The code has been designed in accordance with provisions of the Sarbanes-Oxley Act of 2002, to promote honest and ethical conduct.

Our code of ethics is available on our website at www.nobilityhomes.com. You may also obtain a copy of the Nobility Homes, Inc. Code of Ethics, at no cost, by forwarding a written request to the Secretary, Nobility Homes, Inc., 3741 SW 7th Street, Ocala, Florida 34474.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2015 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2015 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2015 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2015 annual meeting of shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedules

Report of Averett Warmus Durkee, P.A.

Consolidated Balance Sheets at November 1, 2014 and November 2, 2013

Consolidated Statements of Comprehensive Income for the Years Ended November 1, 2014 and November 2. 2013

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 1, 2014 and November 2. 2013

Consolidated Statements of Cash Flows for the Years Ended November 1, 2014 and November 2. 2013

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

3.(a)	Nobility’s Articles of Incorporation, as amended (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	Bylaws, as amended March 28, 1994 (filed as an exhibit to Nobility’s Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

10.(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	2011 Stock Incentive Plan (filed as part of Nobility’s definitive proxy statement filed on June 7, 2011 and incorporated herein by reference).

(c)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

(d)	Finance Revenue Sharing Agreement dated April 10, 2004 between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(e)	Seventh Amendment to the Finance Revenue Sharing Agreement dated April 10, 2004 with 21st Mortgage Corporation (filed as an exhibit to Nobility’s Form 8-K filed November 14, 2011 and incorporated herein by reference).

(f)	Loan and Security Agreement dated May 20, 2009, by and among Clayton Bank & Trust, Majestic 21 Partnership, 21st Mortgage Corporation, Majestic Homes, Inc. and the Company, as guarantor (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(g)	Term Note dated May 20, 2009 in favor of Clayton Bank & Trust (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

14.	Nobility’s Code of Ethics (filed as an exhibit to Nobility’s form 10-K for the fiscal year ended November 4, 2006 and incorporated herein by reference).

21.	Subsidiaries of Nobility.

23.1	Consent of Averett Warmus Durkee, P.A.

31.(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(b)	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.	Interactive data filing formatted in XBRL.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: January 28, 2015	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive Officer)

DATE: January 28, 2015	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: January 28, 2015	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 28, 2015	By: /s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: January 28, 2015	By: /s/ Richard C. Barberie
Richard C. Barberie, Director

DATE: January 28, 2015	By: /s/ Robert Holliday
Robert Holliday, Director

DATE: January 28, 2015	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: January 28, 2015	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director