Form 10-Q
period 2015-01-31
NOBILITY HOMES INC
filed 2015-03-16
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on March 16, 2015
Common Stock	4,061,869

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	January 31, 2015	November 1, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,730,850	$14,116,412
Short-term investments	425,459	496,444
Accounts receivable - trade	1,260,874	2,141,468
Mortgage notes receivable, current	7,832	7,126
Income tax receivable	4,757	5,964
Inventories	5,604,695	5,516,540
Pre-owned homes, current	2,401,834	2,839,203
Prepaid expenses and other current assets	674,795	286,990
Deferred income taxes	531,826	508,633

Total current assets	25,642,922	25,918,780
Property, plant and equipment, net	3,954,558	3,957,071
Pre-owned homes	2,275,696	1,711,000
Mortgage notes receivable, long term	180,031	180,800
Other investments	2,779,548	2,751,663
Deferred income taxes	1,464,174	1,487,367
Other assets	2,952,924	2,921,424

Total assets	$39,249,853	$38,928,105

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$405,079	$502,259
Accrued compensation	307,843	320,502
Accrued expenses and other current liabilities	644,135	526,296
Customer deposits	957,462	1,029,088

Total current liabilities	2,314,519	2,378,145

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,646,157	10,643,866
Retained earnings	35,057,470	34,577,682
Accumulated other comprehensive income	210,605	281,590
Less treasury stock at cost, 1,303,038 shares in 2015 and 1,301,038 shares in 2014	(9,515,389)	(9,489,669)

Total stockholders’ equity	36,935,334	36,549,960

Total liabilities and stockholders’ equity	$39,249,853	$38,928,105

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	January 31, 2015	February 1, 2014

Net sales	$5,576,800	$4,137,438

Cost of goods sold	(4,404,031)	(3,391,908)

Gross profit	1,172,769	745,530

Selling, general and administrative expenses	(747,949)	(661,344)

Operating income	424,820	84,186

Other income (loss):
Interest income	13,120	9,832
Undistributed earnings in joint venture - Majestic 21	33,578	32,331
Losses from investments in retirement community limited partnerships	(5,693)	(39,401)
Miscellaneous	15,170	16,454

Total other income	56,175	19,216

Income before provision for income taxes	480,995	103,402

Income tax expense	(1,207)	—

Net income	479,788	103,402

Other comprehensive income (loss)
Unrealized investment gain (loss)	(70,985)	17,943

Comprehensive income	$408,803	$121,345

Weighed average number of shares outstanding:
Basic	4,063,913	4,057,944
Diluted	4,064,254	4,059,316

Net income per share
Basic	$0.12	$0.03
Diluted	$0.12	$0.03

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31, 2015	February 1, 2014
Cash flows from operating activities:
Net income	$479,788	$103,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,502	26,913
Undistributed earnings in joint venture - Majestic 21	(33,578)	(32,331)
Losses from investments in retirement community limited partnerships	5,693	39,401
Stock-based compensation	1,071	2,023
Other	—	12,500
Decrease (increase) in:
Accounts receivable	880,594	1,776,747
Inventories	(88,155)	(473,784)
Pre-owned homes	(127,327)	464,253
Income tax receivable	1,207	(10,000)
Prepaid expenses and other current assets	(387,805)	(140,055)
(Decrease) increase in:
Accounts payable	(97,180)	(198,082)
Accrued compensation	(12,659)	(89,575)
Accrued expenses and other current liabilities	117,839	(177,077)
Customer deposits	(71,626)	(57,477)

Net cash provided by operating activities	691,364	1,246,858

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,989)	(58,157)
Collections on mortgage notes receivable	63	106
Increase in cash surrender value of life insurance	(31,500)	(29,235)

Net cash used in investing activities	(52,426)	(87,286)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	15,820	—
Purchase of treasury stock	(40,320)	—

Net cash used in financing activities	(24,500)	—

Increase in cash and cash equivalents	614,438	1,159,572

Cash and cash equivalents at beginning of year	14,116,412	10,468,453

Cash and cash equivalents at end of quarter	$14,730,850	$11,628,025

Supplemental disclosure of cash flows information:

Income taxes paid	$—	$10,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three months ended January 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended January 31, 2015 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2014.

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

Reclassifications – Certain amounts in the fiscal year 2014 consolidated financial statements have been reclassified to conform to the fiscal year 2015 presentation. Such reclassifications had no effect on net income (loss) or equity.

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

Other inventory costs are determined on a first-in, first-out basis.

Inventories were as follows:

	January 31, 2015	November 1, 2014

Raw materials	$699,990	$622,831
Work-in-process	95,836	114,368
Finished homes	4,753,607	4,722,923
Model home furniture and others	55,262	56,418

Inventories, net	$5,604,695	$5,516,540

Pre-owned homes	$6,328,436	$6,322,483
Inventory impairment reserve	(1,650,906)	(1,772,280)

	4,677,530	4,550,203
Less homes expected to sell in 12 months	(2,401,834)	(2,839,203)

Pre-owned homes, long-term	$2,275,696	$1,711,000

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	January 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$257,529	$—	$425,459

	November 1, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$328,514	$—	$496,444

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at January 31, 2015 and November 1, 2014.

	January 31, 2015
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$425,459	$—	$—

	November 1, 2014
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$496,444	$—	$—

Note 5	Investments in Retirement Community Limited Partnerships

The Company’s investment in retirement community limited partnerships includes a 31.3% interest in Walden Woods South LLC (“Walden Woods”) and a 48.5% interest in CRF III, Ltd. (“Cypress Creek”). The Cypress Creek investment is $140,710 and $146,403 at January 31, 2015 and November 1, 2014, respectively. The Walden Woods investment is zero at both January 31, 2015 and November 1, 2014.

The following is summarized financial information of Walden Woods and Cypress Creek*:

	December 31, 2014	September 30, 2014
Total Assets	$13,194,790	$13,477,599
Total Liabilities	$16,213,647	$16,271,729
Total Equity	$(3,018,857)	$(2,794,130)

*	Due to Walden Woods and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

Note 6	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended
	January 31, 2015	February 1, 2014
Beginning accrued warranty expense	$75,000	$75,000
Less: reduction for payments	(40,888)	(43,005)
Plus: additions to accrual	40,888	43,005

Ending accrued warranty expense	$75,000	$75,000

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

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed similarly to basic net income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended January 31, 2015 and February 1, 2014, options to purchase 2,500 and 18,750 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities as the effect on earnings per share is antidilutive.

Note 8	Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended
	January 31, 2015	February 1, 2014

Manufactured housing	$5,192,168	$2,612,867
Pre-owned homes-FRSA	$218,140	$690,338
Trade-in and other pre-owned homes	114,746	787,021
Insurance agent commissions	47,469	44,125
Construction lending operations	4,277	3,087

Total net sales	$5,576,800	$4,137,438

Note 9	Commitments and Contingent Liabilities

Majestic 21 – The Company is a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided a $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of January 31, 2015, the outstanding principal balance of the note was $1,545,700 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $2,347,838. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit for the three months ended January 31, 2015 and February 1, 2014.

	Three Months Ended
	January 31, 2015	February 1, 2014
Homes sold through Company owned sales centers:
New homes	43	25
Pre-owned homes-FRSA	3	7
Trade-in and other pre-owned homes	5	4
Homes sold to independent dealers	62	44
Total new factory built homes produced	112	86
Average new manufactured home price - retail	$71,250	$59,326
Average new manufactured home price - wholesale	$33,550	$31,565
As a percent of net sales:
Gross profit from the Company owned retail sales centers	16%	14%
Gross profit from the manufacturing facilities - including intercompany sales	14%	12%

Total revenues in the first quarter of 2015 were $5,576,800, up 35% compared to $4,137,438 in the first quarter of 2014. Sales to two publicly traded REITs and other companies which own multiple retirement communities in our market area accounted for approximately 22% and 21% of our sales for the three months ended January 31, 2015 and February 1, 2014, respectively. Accounts receivable due from these customers were approximately $957,361 at January 31, 2015.

The demand for affordable manufactured housing in Florida and the U.S. is improving; however, our sales and earnings continue to be adversely affected by the challenging housing environment, the uncertainty of the U.S. and world economy, employment levels, consumer confidence and, in particular, the lack of available retail and wholesale financing. Constrained consumer credit and the lack of lenders in the industry, partly as a result of an increase in government regulations, have limited many affordable manufactured housing buyers from purchasing homes.

For the Company to significantly improve their sales and earnings, our country must experience a growing and more stable economy with less uncertainty. Continued improved sales of the existing home market, declining unemployment, increased consumer confidence, and, most importantly, more manufactured housing retail financing and a greater number of lenders with less stringent underwriting requirements for our affordable home buyers, would help improve our operations. Our 47 years of experience in the Florida market combined with home buyers’ increased need for more affordable housing should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

We understand that during an uncertain economic environment, maintaining our strong financial position is vital for future growth and success. Because of the recent years of very challenging business conditions in our market area, management will continue to evaluate all expenses and react in a manner consistent with maintaining our strong financial position.

We have specialized for 47 years in the design and production of quality, affordable manufactured homes at our plant located in central Florida. With our multiple retail sales centers, an insurance subsidiary, and investments in retirement manufactured home communities, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the first quarter of 2015 were $47,469 compared to $44,125 in the first quarter of 2014. The increase in insurance agent commission’s resulted from an increase in new policies written and renewals as the result of increased home sales. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at January 31, 2015 and November 1, 2014.

Revenues from construction lending operations in first quarter of 2015 were $4,277 compared to $3,087 in the first quarter of 2014. The increase in revenues was due to interest earned on mortgage notes receivable.

Gross profit as a percentage of net sales was 21% in first quarter of 2015 compared to 18% in first quarter of 2014. The increase in gross profit is primarily due to the increase in new home sales, increase in the average retail and wholesale selling price and increase in the average gross profit on each retail home sold.

Selling, general and administrative expenses as a percent of net sales was 13% in first quarter of 2015 compared to 16% in the first quarter 2014. The selling, general and administrative expenses in the first quarter of 2015 were $747,949 compared to $661,344 in the first quarter of 2014. The increase resulted from the increase in compensation expenses directly related to our increased sales.

Our earnings from Majestic 21 in the first quarter of 2015 were $33,578, compared to $32,331 for the first quarter of 2014. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company.

We earned interest on cash and cash equivalents in the amount of $13,120 for the first quarter of 2015 compared to $9,832 for the first quarter of 2014. Interest income is dependent on our cash balance and available rates of return.

We reported non-cash losses from our investment in retirement community limited partnerships of $5,693 for the first quarter of 2015 compared to $39,401 for the first quarter of 2014. We expect losses for the remainder of 2015 as the community continue to see slow but, improving growth in new home sales.

We reported net income of $479,788 for the first quarter of 2015, or $0.12 per share, compared to a net income of $103,402, or $0.03 per share, for the first quarter of 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $14,730,850 at January 31, 2015 compared to $14,116,412 at November 1, 2014. Short-term investments were $425,459 at January 31, 2015 compared to $496,444 at November 1, 2014.

Working capital was $23,328,403 at January 31, 2015 as compared to $23,540,635 at November 1, 2014. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $2.8 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of January 31, 2015, the Company continued to report a strong balance sheet which included total assets of approximately $39 million which was funded primarily by stockholders’ equity of approximately $37 million.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2015.

Changes in Internal Control over Financial Reporting. As noted in our Annual Report on Form 10-K for the year ended November 1, 2014, the Company identified and reported a material weakness relating to an agreement with a lender for the Company to sell inventory repossessed by the lender. The Company developed and implemented a remediation plan that addressed this material weakness. Specifically, the Company now requires all such agreements and contracts to be provided to its consultant accountant, who is a Certified Public Accountant, in a timely manner for his review of the appropriate accounting treatment.

The Company believes that the measure described above has remediated the material weakness identified and strengthened our internal control over financial reporting. The Company is committed to improving its internal control processes. As it continues to evaluate and improve its internal control over the financial reporting process, additional measures to address the material weakness or modifications to the remediation procedure described above may be identified.

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

NOBILITY HOMES, INC.

DATE: March 16, 2015	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: March 16, 2015	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: March 16, 2015	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer