Form 10-Q
period 2015-05-02
NOBILITY HOMES INC
filed 2015-06-16
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on June 16, 2015
Common Stock	4,044,569

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	May 2, 2015	November 1, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,376,563	$14,116,412
Short-term investments	467,400	496,444
Accounts receivable - trade	2,480,662	2,141,468
Mortgage notes receivable, current	8,600	7,126
Income tax receivable	463	5,964
Inventories	6,075,256	5,516,540
Pre-owned homes, current	1,985,149	2,839,203
Prepaid expenses and other current assets	943,977	286,990
Deferred income taxes	560,445	508,633

Total current assets	26,898,515	25,918,780

Property, plant and equipment, net	3,931,056	3,957,071
Pre-owned homes	2,879,577	1,711,000
Mortgage notes receivable, long term	179,248	180,800
Other investments	2,763,128	2,751,663
Deferred income taxes	1,435,555	1,487,367
Other assets	2,984,424	2,921,424

Total assets	$41,071,503	$38,928,105

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,099,119	$502,259
Accrued compensation	277,842	320,502
Accrued expenses and other current liabilities	790,651	526,296
Customer deposits	1,331,191	1,029,088

Total current liabilities	3,498,803	2,378,145

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,648,579	10,643,866
Retained earnings	35,738,023	34,577,682
Accumulated other comprehensive income	252,546	281,590
Less treasury stock at cost, 1,310,538 shares in 2015 and 1,301,038 shares in 2014	(9,602,939)	(9,489,669)

Total stockholders’ equity	37,572,700	36,549,960

Total liabilities and stockholders’ equity	$41,071,503	$38,928,105

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014

Net sales	$6,706,118	$5,431,026	$12,282,918	$9,622,455

Cost of goods sold	(5,167,950)	(4,326,728)	(9,571,981)	(7,772,627)

Gross profit	1,538,168	1,104,298	2,710,937	1,849,828

Selling, general and administrative expenses	(877,449)	(798,670)	(1,625,398)	(1,460,014)

Operating income	660,719	305,628	1,085,539	389,814

Other income (loss):
Interest income	16,852	18,182	29,972	28,014
Undistributed earnings in joint venture - Majestic 21	35,237	39,477	68,815	71,808
Losses from investments in retirement community limited partnerships	(51,657)	(95,286)	(57,350)	(134,687)
Miscellaneous	23,696	16,899	38,866	33,353

Total other income (loss)	24,128	(20,728)	80,303	(1,512)

Income before provision for income taxes	684,847	284,900	1,165,842	388,302

Income tax expense	(4,294)	—	(5,501)	—

Net income	680,553	284,900	1,160,341	388,302

Other comprehensive income (loss)
Unrealized investment gain (loss)	41,941	(13,120)	(29,044)	4,823

Comprehensive income	$722,494	$271,780	$1,131,297	$393,125

Weighed average number of shares outstanding:
Basic	4,061,853	4,058,115	4,062,883	4,058,054
Diluted	4,062,423	4,060,907	4,063,314	4,059,982

Net income per share:
Basic	$0.17	$0.07	$0.29	$0.10
Diluted	$0.17	$0.07	$0.29	$0.10

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income	$1,160,341	$388,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,004	53,826
Undistributed earnings in joint venture - Majestic 21	(68,815)	(71,808)
Losses from investments in retirement community limited partnerships	57,350	134,687
Stock-based compensation	7,143	4,046
Other	—	12,500
Decrease (increase) in:
Accounts receivable	(339,194)	1,845,576
Inventories	(558,716)	(951,156)
Pre-owned homes	(314,523)	953,265
Income tax receivable	5,501	(10,000)
Prepaid expenses and other current assets	(656,987)	(152,970)
(Decrease) increase in:
Accounts payable	596,860	(269,603)
Accrued compensation	(42,660)	68,782
Accrued expenses and other current liabilities	264,355	(165,819)
Customer deposits	302,103	149,899

Net cash provided by operating activities	459,762	1,989,527

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,989)	(131,319)
Collections on mortgage notes receivable	78	136
Increase in cash surrender value of life insurance	(63,000)	(58,471)

Net cash used in investing activities	(83,911)	(189,654)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	15,820	7,910
Purchase of treasury stock	(131,520)	—

Net cash (used in) provided by financing activities	(115,700)	7,910

Increase in cash and cash equivalents	260,151	1,799,873

Cash and cash equivalents at beginning of year	14,116,412	10,468,453

Cash and cash equivalents at end of quarter	$14,376,563	$12,268,236

Supplemental disclosure of cash flows information:

Income taxes paid	$—	$10,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and six months ended May 2, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended May 2, 2015 are not necessarily indicative of the results of the full fiscal year.

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

Reclassifications – Certain amounts in the fiscal year 2014 consolidated financial statements have been reclassified to conform to the fiscal year 2015 presentation. Such reclassifications had no effect on net income or equity.

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

Other inventory costs are determined on a first-in, first-out basis.

Inventories were as follows:

	May 2, 2015	November 1, 2014

Raw materials	$696,345	$622,831
Work-in-process	117,675	114,368
Finished homes	5,193,464	4,722,923
Model home furniture and others	67,772	56,418

Inventories, net	$6,075,256	$5,516,540

Pre-owned homes	$6,417,220	$6,322,483
Inventory impairment reserve	(1,552,494)	(1,772,280)

	4,864,726	4,550,203
Less homes expected to sell in 12 months	(1,985,149)	(2,839,203)

Pre-owned homes, long-term	$2,879,577	$1,711,000

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	May 2, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities in a public company	$167,930	$299,470	$—	$467,400

	November 1, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities in a public company	$167,930	$328,514	$—	$496,444

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

FASB ASC No. 820 “Fair Value Measurements” defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. ASC No. 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The ASC No. 820 fair value hierarchy is defined as follows:

•	Level 1 – Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

•	Level 3 – Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at May 2, 2015 and November 1, 2014.

	May 2, 2015
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$467,400	$—	$—

	November 1, 2014
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$496,444	$—	$—

Note 5	Investments in Retirement Community Limited Partnerships

The Company’s investment in retirement community limited partnerships includes a 31.3% interest in Walden Woods South LLC (“Walden Woods”) and a 48.5% interest in CRF III, Ltd. (“Cypress Creek”). The Cypress Creek investment is $89,053 and $146,403 at May 2, 2015 and November 1, 2014, respectively. The Walden Woods investment is zero at both May 2, 2015 and November 1, 2014.

The following is summarized financial information of Walden Woods and Cypress Creek*:

	March 31, 2015	September 30, 2014
Total Assets	$13,414,698	$13,477,599
Total Liabilities	$16,630,386	$16,271,729
Total Equity	$(3,215,688)	$(2,794,130)

*	Due to Walden Woods and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

Note 6	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Beginning accrued warranty expense	$75,000	$75,000	$75,000	$75,000
Less: reduction for payments	(50,078)	(54,145)	(90,966)	(97,150)
Plus: additions to accrual	50,078	54,145	90,966	97,150

Ending accrued warranty expense	$75,000	$75,000	$75,000	$75,000

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

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed similarly to basic net income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended May 2, 2015 and May 3, 2014, options to purchase 2,500 and 3,000 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities as the effect on earnings per share is antidilutive.

Note 8	Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014

Manufactured housing	$6,135,855	$4,381,223	$11,328,023	$7,684,429
Pre-owned homes-FRSA	256,692	746,965	474,832	1,437,303
Trade-in and other pre-owned homes	252,555	237,098	367,301	387,772
Insurance agent commissions	57,341	62,076	104,811	106,201
Construction lending operations	3,675	3,664	7,951	6,750

Total net sales	$6,706,118	$5,431,026	$12,282,918	$9,622,455

Note 9	Commitments and Contingent Liabilities

Majestic 21 – The Company is a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided a $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of May 2, 2015, the outstanding principal balance of the note was $1,483,535 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $2,260,998. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit for the three months ended May 2, 2015 and May 3, 2014.

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Homes sold through Company owned sales centers:
New homes	51	36	94	61
Pre-owned homes-FRSA	4	8	7	15
Trade-in and other pre-owned homes	8	9	13	13
Homes sold to independent dealers	66	45	128	89
Total new factory built homes produced	141	94	253	180
Average new manufactured home price - retail	$61,769	$69,174	$66,106	$65,138
Average new manufactured home price - wholesale	$33,842	$32,255	$33,713	$31,926
As a percent of net sales:
Gross profit from the Company owned retail sales centers	17%	13%	17%	14%
Gross profit from the manufacturing facilities - including intercompany sales	17%	16%	16%	14%

Total revenues in the second quarter of 2015 were $6,706,118, up 23% compared to $5,431,026 in the second quarter of 2014. Total net sales for the first six months of 2015 were $12,282,918 up 28% compared to $9,622,455 for the first six months of 2014. Sales to two publicly traded REITs and other companies which own multiple retirement communities in our market area accounted for approximately 45% and 23% of our sales for the first six months ended May 2, 2015 and May 3, 2014, respectively. Accounts receivable due from these customers were approximately $2,123,057 at May 2, 2015.

The demand for affordable manufactured housing in Florida and the U.S. is improving; however, our sales and earnings continue to be affected by the challenging housing environment, the uncertainty of the U.S. and world economy, employment levels, consumer confidence and, in particular, the lack of available retail and wholesale financing. Constrained consumer credit and the lack of lenders in the industry, partly as a result of an increase in government regulations, have limited many affordable manufactured housing buyers from purchasing homes.

Our 48 years of experience in the Florida market combined with home buyers’ increased need for more affordable housing should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

We understand that during an uncertain economic environment, maintaining our strong financial position is vital for future growth and success. Because of the recent years of very challenging business conditions in our market area, management will continue to evaluate all expenses and react in a manner consistent with maintaining our strong financial position.

We have specialized for 48 years in the design and production of quality, affordable manufactured homes at our plant located in central Florida. With our multiple retail sales centers, an insurance subsidiary, and investments in retirement manufactured home communities, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2015 were $57,341 compared to $62,076 in the second quarter of 2014. Total insurance agent commission revenues for the first six months of 2015 were $104,811 compared to $106,201 for the first six months of 2014. The decline in insurance agent commissions resulted from fewer new policies and renewals generated. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at May 2, 2015 and November 1, 2014.

Revenues from construction lending operations in second quarter of 2015 were $3,675 compared to $3,664 in the second quarter of 2014 and was $7,951 for the first six months of 2015 compared to $6,750 for the first six months of 2014. The increase in revenues was due to interest earned on mortgage notes receivable.

Gross profit as a percentage of net sales was 23% in second quarter of 2015 compared to 20% in the second quarter of 2014 and was 22% for the first six months of 2015 compared to 19% for the first six months of 2014. The gross profit in second quarter of 2015 was $1,538,168 compared to $1,104,298 in the second quarter of 2014 and was $2,710,937 for the first six months of 2015 compared to $1,849,828 for the first six months of 2014. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit is primarily due to the increase in new home sales, increase in the wholesale selling price and increase in the average gross profit on each retail home sold.

Selling, general and administrative expenses as a percent of net sales was 13% in second quarter of 2015 compared to 15% in the second quarter of 2014 and was 13% for the first six months of 2015 compared to 15% for the first six months of 2014. Selling, general and administrative expenses in second quarter of 2015 was $877,449 compared to $798,670 in the second quarter of 2014 and was $1,625,398 for the first six months of 2015 compared to $1,460,014 for the first six months of 2014. The increase in expenses resulted from the increase in compensation expenses directly related to our increased sales.

Our earnings from Majestic 21 in the second quarter of 2015 were $35,237, compared to $39,477 for the second quarter of 2014. Our earnings from Majestic 21 for the first six months of 2015 were $68,815, compared to $71,808 for the first six months of 2014. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company.

We earned interest on cash and cash equivalents in the amount of $16,852 for the second quarter of 2015 compared to $18,182 for the second quarter of 2014. For the first six months of 2015, interest earned on cash and cash equivalents were $29,972 compared to $28,014 in the first six months of 2014. Interest income is dependent on our cash balance and available rates of return.

We reported non-cash losses from our investment in retirement community limited partnerships of $51,657 for the second quarter of 2015 compared to $95,286 for the second quarter of 2014. For the first six months of 2015 losses were $57,350 compared to $134,687 in the first six months of 2014. We expect similar losses for the remainder of 2015 as the fill up stage continues in the community.

We reported net income of $680,553 for the second quarter of 2015 or $0.17 per share, compared to $284,900 or $0.07 per share, for the second quarter of 2014. For the first six months of 2015 net income was $1,160,341 or $0.29 per share, compared to $388,302 or $0.10 per share, in the first six months of 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $14,376,563 at May 2, 2015 compared to $14,116,412 at November 1, 2014. Short-term investments were $467,400 at May 2, 2015 compared to $496,444 at November 1, 2014. Working capital was $23,399,712 at May 2, 2015 as compared to $23,540,635 at November 1, 2014. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $2.8 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of May 2, 2015, the Company continued to report a strong balance sheet which included total assets of approximately $41 million which was funded primarily by stockholders’ equity of approximately $38 million.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 2, 2015.

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

NOBILITY HOMES, INC.

DATE: June 16, 2015	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 16, 2015	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: June 16, 2015	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer