Form 10-Q
period 2015-08-01
NOBILITY HOMES INC
filed 2015-09-15
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on September 15, 2015
Common Stock	4,031,569

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	August 1, 2015	November 1, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,625,225	$14,116,412
Short-term investments	495,435	496,444
Accounts receivable - trade	2,975,946	2,141,468
Mortgage notes receivable, current	8,247	7,126
Income tax receivable	335	5,964
Inventories	6,206,930	5,516,540
Pre-owned homes, current	1,669,436	2,839,203
Prepaid expenses and other current assets	979,137	286,990
Deferred income taxes	576,193	508,633

Total current assets	27,536,884	25,918,780

Property, plant and equipment, net	3,928,940	3,957,071
Pre-owned homes	2,849,020	1,711,000
Mortgage notes receivable, long term	179,248	180,800
Other investments	2,211,287	2,751,663
Deferred income taxes	1,419,807	1,487,367
Cash surrender value of life insurance	2,859,637	2,765,137
Other assets	156,287	156,287

Total assets	$41,141,110	$38,928,105

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$590,344	$502,259
Accrued compensation	269,361	320,502
Accrued expenses and other current liabilities	763,998	526,296
Customer deposits	1,265,164	1,029,088

Total current liabilities	2,888,867	2,378,145

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,649,651	10,643,866
Retained earnings	36,484,793	34,577,682
Accumulated other comprehensive income	280,581	281,590
Less treasury stock at cost, 1,320,338 shares in 2015 and 1,303,363 shares in 2014	(9,699,273)	(9,489,669)

Total stockholders’ equity	38,252,243	36,549,960

Total liabilities and stockholders’ equity	$41,141,110	$38,928,105

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$7,059,263	$5,346,639	$19,342,181	$14,969,094
Cost of goods sold	(5,495,061)	(4,286,471)	(15,067,042)	(12,059,098)

Gross profit	1,564,202	1,060,168	4,275,139	2,909,996
Selling, general and administrative expenses	(776,930)	(771,042)	(2,402,328)	(2,231,056)

Operating income	787,272	289,126	1,872,811	678,940

Other income (loss):
Interest income	10,437	11,099	40,409	39,113
Undistributed earnings in joint venture - Majestic 21	37,212	34,105	106,027	105,913
Losses from investments in retirement community limited partnerships	(89,053)	(96,668)	(146,403)	(231,355)
Miscellaneous	1,030	15,464	39,896	48,817

Total other income (loss)	(40,374)	(36,000)	39,929	(37,512)

Income before provision for income taxes	746,898	253,126	1,912,740	641,428
Income tax expense	(128)	(858)	(5,629)	(858)

Net income	746,770	252,268	1,907,111	640,570
Other comprehensive income (loss)
Unrealized investment gain (loss)	28,035	21,306	(1,009)	26,129

Comprehensive income	$774,805	$273,574	$1,906,102	$666,699

Weighed average number of shares outstanding:
Basic	4,048,554	4,059,922	4,058,106	4,058,677
Diluted	4,048,994	4,062,024	4,058,540	4,060,244
Net income per share:
Basic	$0.18	$0.06	$0.47	$0.16
Diluted	$0.18	$0.06	$0.47	$0.16

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net income	$1,907,111	$640,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,506	80,739
Undistributed earnings in joint venture - Majestic 21	(106,027)	(105,913)
Losses from investments in retirement community limited partnerships	146,403	231,355
Stock-based compensation	8,215	6,068
Other	—	12,500
Decrease (increase) in:
Accounts receivable	(834,478)	1,312,469
Inventories	(690,390)	(1,073,040)
Pre-owned homes	31,747	1,375,681
Income tax receivable	5,629	(9,142)
Prepaid expenses and other current assets	(692,147)	(114,900)
(Decrease) increase in:
Accounts payable	88,085	(364,237)
Accrued compensation	(51,141)	18,291
Accrued expenses and other current liabilities	237,702	(94,277)
Customer deposits	236,076	470,671

Net cash provided by operating activities	357,291	2,386,835

Cash flows from investing activities:
Purchase of property, plant and equipment	(42,375)	(336,846)
Distributions from joint venture - Majestic 21	500,000	—
Collections on mortgage notes receivable	431	184
Increase in cash surrender value of life insurance	(94,500)	(87,705)

Net cash provided by (used in) investing activities	363,556	(424,367)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	15,820	28,081
Purchase of treasury stock	(227,854)	—

Net cash (used in) provided by financing activities	(212,034)	28,081

Increase in cash and cash equivalents	508,813	1,990,549

Cash and cash equivalents at beginning of year	14,116,412	10,468,453

Cash and cash equivalents at end of quarter	$14,625,225	$12,459,002

Supplemental disclosure of cash flows information:

Income taxes paid	$—	$10,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1        Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and nine months ended August 1, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended August 1, 2015 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2014.

In May 2014, the FASB issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606)), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer; and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted. We believe that our implementation of this guidance will have no material impact on our consolidated financial statements.

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

Other inventory costs are determined on a first-in, first-out basis.

Inventories were as follows:

	August 1, 2015	November 1, 2014
Raw materials	$667,869	$622,831
Work-in-process	101,684	114,368
Finished homes	5,374,582	4,722,923
Model home furniture and others	62,795	56,418

Inventories, net	$6,206,930	$5,516,540

Pre-owned homes	$5,966,842	$6,322,483
Inventory impairment reserve	(1,448,386)	(1,772,280)

	4,518,456	4,550,203
Less homes expected to sell in 12 months	(1,669,436)	(2,839,203)

Pre-owned homes, long-term	$2,849,020	$1,711,000

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	August 1, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$327,505	$—	$495,435

	November 1, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$328,514	$—	$496,444

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4 Fair	Value of Financial Instruments

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

FASB ASC No. 820 “Fair Value Measurements” defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. ASC No. 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The ASC No. 820 fair value hierarchy is defined as follows:

•	Level 1 - Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

•	Level 3 - Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at August 1, 2015 and November 1, 2014.

	August 1, 2015
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$495,435	$—	$—

	November 1, 2014
	Level 1	Level 2	Level 3
Short-term investments
Equity securities in a public company	$496,444	$—	$—

Note	5 Investments in Retirement Community Limited Partnerships

The Company’s investment in retirement community limited partnerships includes a 31.3% interest in Walden Woods South LLC (“Walden Woods”) and a 48.5% interest in CRF III, Ltd. (“Cypress Creek”). The Cypress Creek investment is zero and $146,403 at August 1, 2015 and November 1, 2014, respectively. The Walden Woods investment is zero at both August 1, 2015 and November 1, 2014.

The following is summarized financial information of Walden Woods and Cypress Creek*:

	June 30, 2015	September 30, 2014
Total Assets	$13,558,921	$13,477,599
Total Liabilities	$17,130,718	$16,271,729
Total Equity	$(3,571,797)	$(2,794,130)

*Due to Walden Woods and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

Note 6        Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Beginning accrued warranty expense	$75,000	$75,000	$75,000	$75,000
Less: reduction for payments	(82,079)	(51,239)	(173,045)	(148,389)
Plus: additions to accrual	82,079	51,239	173,045	148,389

Ending accrued warranty expense	$75,000	$75,000	$75,000	$75,000

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

Note 7        Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed similarly to basic net income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and nine months ended August 1, 2015 options to purchase 2,500 shares of common stock, have been excluded from the computation of potentially dilutive securities as the effect on earnings per share is antidilutive.

Note 8        Revenues by Products and Service

Revenues by net sales from manufactured housing, insurance agent commissions and construction lending operations are as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Manufactured housing	$6,569,133	$4,444,142	$17,897,155	$12,128,570
Pre-owned homes-FRSA	396,295	676,747	871,127	2,114,050
Trade-in and other pre-owned homes	38,251	181,856	405,552	569,628
Insurance agent commissions	52,516	40,449	157,327	146,650
Construction lending operations	3,068	3,445	11,020	10,196

Total net sales	$7,059,263	$5,346,639	$19,342,181	$14,969,094

Note 9        Commitments and Contingent Liabilities

Majestic 21 – The Company is a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided a $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. On June 9, 2015 the Company received a distribution of $500,000 from the joint venture. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of August 1, 2015, the outstanding principal balance of the note was $1,388,842 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $2,202,089. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes certain key sales statistics and percent of gross profit for the three and nine months ended August 1, 2015 and August 2, 2014.

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Homes sold through Company owned sales centers:
New homes	63	43	157	104
Pre-owned homes-FRSA	6	8	13	23
Trade-in and other pre-owned homes	3	4	16	17
Homes sold to independent dealers	55	36	183	125
Total new factory built homes produced	129	84	382	264
Average new manufactured home price - retail	$63,164	$66,193	$64,926	$65,574
Average new manufactured home price - wholesale	$34,578	$33,323	$34,005	$32,370
As a percent of net sales:
Gross profit from the Company owned retail sales centers	16%	15%	16%	14%
Gross profit from the manufacturing facilities - including intercompany sales	16%	14%	16%	14%

Total revenues in the third quarter of 2015 were $7,059,263, up 32% compared to $5,346,639 in the third quarter of 2014. Total net sales for the first nine months of 2015 were $19,342,181, up 29% compared to $14,969,094 for the first nine months of 2014. Sales to two publicly traded REITs and other companies which own multiple retirement communities in our market area accounted for approximately 24% and 14% of our sales for the first nine months ended August 1, 2015 and August 2, 2014, respectively. Accounts receivable due from these customers were approximately $2,655,924 at August 1, 2015.

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

Insurance agent commission revenues in the third quarter of 2015 were $52,516 compared to $40,449 in the third quarter of 2014. Total insurance agent commission revenues for the first nine months of 2015 were $157,327 compared to $146,650 for the first nine months of 2014. The insurance agent commissions resulted from new policies and renewals generated. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at August 1, 2015 and November 1, 2014.

Revenues from construction lending operations in third quarter of 2015 were $3,068 compared to $3,445 in the third quarter of 2014 and was $11,020 for the first nine months of 2015 compared to $10,196 for the first nine months of 2014. The revenues resulted from interest earned on mortgage notes receivable.

Gross profit as a percentage of net sales was 22% in third quarter of 2015 compared to 20% in the third quarter of 2014 and was 22% for the first nine months of 2015 compared to 19% for the first nine months of 2014. The gross profit in third quarter of 2015 was $1,564,202 compared to $1,060,168 in the third quarter of 2014 and was $4,275,139 for the first nine months of 2015 compared to $2,909,996 for the first nine months of 2014. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit is primarily due to the increase in new home sales, increase in the wholesale selling price and increase in the average gross profit on each retail home sold.

Selling, general and administrative expenses as a percent of net sales was 11% in third quarter of 2015 compared to 14% in the third quarter of 2014 and was 12% for the first nine months of 2015 compared to 15% for the first nine months of 2014. Selling, general and administrative expenses in third quarter of 2015 was $776,930 compared to $771,042 in the third quarter of 2014 and was $2,402,328 for the first nine months of 2015 compared to $2,231,056 for the first nine months of 2014. The increase in expenses resulted from the increase in compensation expenses directly related to our increased sales.

Our earnings from Majestic 21 in the third quarter of 2015 were $37,212, compared to $34,105 for the third quarter of 2014. Our earnings from Majestic 21 for the first nine months of 2015 were $106,027, compared to $105,913 for the first nine months of 2014. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company.

We earned interest on cash and cash equivalents in the amount of $10,437 for the third quarter of 2015 compared to $11,099 for the third quarter of 2014. For the first nine months of 2015, interest earned on cash and cash equivalents were $40,409 compared to $39,113 in the first nine months of 2014. Interest income is dependent on our cash balance and available rates of return.

We reported non-cash losses from our investment in the Cypress Creek retirement community limited partnership of $89,053 for the third quarter of 2015 compared to $96,668 for the third quarter of 2014. For the first nine months of 2015 losses were $146,403 compared to $231,355 in the first nine months of 2014. While we expect similar losses as the fill up stage continues, the Company will not report additional non-cash losses due to our zero investment balance.

We reported net income of $746,770 for the third quarter of 2015 or $0.18 per share, compared to $252,268, or $0.06 per share, for the third quarter of 2014. For the first nine months of 2015 net income was $1,907,111, or $0.47 per share, compared to $640,570, or $0.16 per share, in the first nine months of 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $14,625,225 at August 1, 2015 compared to $14,116,412 at November 1, 2014. Short-term investments were $495,435 at August 1, 2015 compared to $496,444 at November 1, 2014. Working capital was $24,648,017 at August 1, 2015 as compared to $23,540,635 at November 1, 2014. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $2.8 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of August 1, 2015, the Company continued to report a strong balance sheet which included total assets of approximately $41 million which was funded primarily by stockholders’ equity of approximately $38 million.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of August 1, 2015.

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

NOBILITY HOMES, INC.

DATE: September 15, 2015	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: September 15, 2015	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: September 15, 2015	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer