Form 10-K
period 2015-10-31
NOBILITY HOMES INC
filed 2016-01-28
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant 896,945 shares), based on the closing price on the over-the-counter market on May 1, 2015 (the last business day of the second quarter of fiscal 2015), and was approximately $10,090,631.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding on January 28, 2016
Common Stock	4,020,294

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held February 26, 2016	Part III, Items 10-14

PART I

Item 1.	Business

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

Manufactured Homes

Nobility’s homes are available in approximately 100 active models sold under the trade names “Kingswood,” “Richwood,” “Tropic Isle,” “Regency Manor,” and “Special Edition.” The homes, ranging in size from 431 to 2,650 square feet and containing from one to five bedrooms, are available in:

•	Single-wide widths of 12, 14 and 16 feet ranging from 35 to 72 feet in length;

•	Double-wide widths of 20, 24, 26, 28 and 32 feet ranging from 32 to 72 feet in length;

•	Triple-wide widths of 42 feet ranging from 60 to 72 feet in length; and

•	Quad-unit with 2 sections 28 feet wide by 48 feet long and 2 sections 28 feet wide by 52 feet long.

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

Retail Sales

Prestige Home Centers, Inc., our wholly-owned subsidiary, operates ten retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 61% and 64% of Nobility’s sales during fiscal years 2015 and 2014, respectively.

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

Prestige does not itself finance customers’ new home purchases. Financing for home purchases has historically been available from other independent sources that specialize in manufactured housing lending and banks that finance manufactured home purchases. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources.

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

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2015 and 2014.

Mountain Financial ceased providing construction financing to buyers in 2015 after legislature changed permitted practices for financing construction loans.

Wholesale Sales to Manufactured Home Communities

Nobility sells its homes on a wholesale basis exclusively through two full-time salespersons to approximately 30 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers. Sales to two publicly traded REITs (Real Estate Investment Trusts) which own multiple retirement communities in our market area accounted for $1,209,705 or 4% and $2,166,625 or 8% of our total sales in fiscal year 2015 and $304,345 or 1% and $1,700,910 or 8% of our total sales in fiscal year 2014. Other companies which own multiple retirement communities in our market area accounted for $3,120,000 or 11% of our total sales in fiscal year 2015 and $1,908,125 or 9% of our total sales in fiscal year 2014.

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

Competition

The manufactured home industry is highly competitive. The initial investment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry in the business vary from state to state. The bond requirement for Florida is $50,000. Nobility competes directly with other manufacturers, some of whom are both considerably larger and possess greater financial resources than Nobility. Nobility estimates that of the 18 manufacturers selling in the state, approximately 10 manufacture homes of the same type as Nobility and compete in the same market area. Nobility believes that it is generally competitive with most of those manufacturers in terms of price, service, warranties and product performance.

Employees

As of January 4, 2016, the Company had 129 full-time employees, including 29 employed by Prestige. Approximately 73 employees are factory personnel compared to approximately 62 in such positions a year ago and 56 are in management, administrative, supervisory, sales and clerical positions (including 26 management and sales personnel employed by Prestige) compared to approximately 48 a year ago. In addition, Nobility employs part-time employees when necessary.

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

As of January 28, 2016, Nobility owned two manufacturing plants:

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

Nobility’s Belleview facility is constructed of metal and concrete construction. The property is in good condition and requires little maintenance. The Belleview manufacturing plant was temporarily closed and its operations were consolidated into the Ocala manufacturing plant in the second quarter of 2009 due to the reduction in our manufacturing operations. The Company leased the Belleview plant to a third party in February 2011 until June 2015. This facility currently remains vacant.

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

Market Information

The Company’s common stock currently trades under the symbol NOBH on the OTCQX market. The following table shows the range of high and low sales prices and/or high and low bid quotations (as applicable) for the common stock for each fiscal quarter of 2015 and 2014 on the over-the-counter market. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year End
Fiscal	October 31, 2015		November 1, 2014
Quarter	High	Low	High	Low
1st	$10.50	$9.05	$10.00	$8.00
2nd	12.00	9.25	13.00	9.25
3rd	11.25	9.40	12.00	10.61
4th	13.00	9.85	11.50	9.40

Holders

At January 28, 2016, the approximate number of holders of record of common stock was 132 (not including individual participants in security position listings).

Dividends

The Board of Directors declared no dividends in fiscal years 2015 and 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the end of the fiscal year ended October 31, 2015. For further information, see Note 12 of “Notes to Consolidated Financial Statements”.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	300,000
Equity compensation plans not approved by security holders	5,000	$9.47	—

Total	5,000	$9.47	300,000

Recent Sales of Unregistered Securities

During fiscal 2015, the Company sold 2,000 shares of common stock upon the exercise of outstanding stock options to certain of its employees. The stock options were exercised at a weighted average exercise price of $7.91. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 in reliance upon Rule 701 of the Securities Act of 1933.

Issuer Repurchases of Equity Securities

The following table represents information with respect to purchases by the Company of its common stock during the months presented:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 – 31, 2015	4,000	$10.05	N/A	N/A
April 1 – 30, 2015	8,000	$11.40	N/A	N/A
June 1 – 30, 2015	9,800	$9.83	N/A	N/A
September 1 – 30, 2015	13,000	$10.20	N/A	N/A
November 1 – 30, 2015	6,475	$11.55	N/A	N/A
December 1 – 31, 2015	4,800	$12.00	N/A	N/A

The Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock from time to time in the open market.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2015 and 2014, Nobility continued to experience consumer demand for smaller, less expensive homes. Our three, four and five bedroom manufactured homes are favored by families, compared with the one, two and three-bedroom homes that typically appeal to the retirement buyers who reside in the manufactured housing communities.

In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.

In the third quarter of fiscal year 2009, Majestic 21 secured $5,000,000 in financing from a commercial bank to support loan originations. The Company guarantees 50% of this financing. Subsequent to our 2009 fiscal year end, 21st Mortgage Corporation announced that their parent company had agreed to provide additional capital to fund loan originations, which became available when Majestic 21 fully utilized the proceeds from the $5,000,000 commercial loan. As of October 31, 2015, the outstanding principal balance of the note was $1,294,148 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $2,167,170. The Company has also been able to sign dealer agreements with additional lenders who provide financing for our homes.

Prestige maintains several other outside financing sources that provide financing to retail homebuyers for its manufactured homes. The Company continually tries to develop relationships with new lenders, since established lenders will occasionally leave manufactured home lending.

Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent and licensed loan originator. Mountain Financial provides automobile insurance, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes.

The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended October 31, 2015 and November 1, 2014 each consisted of fifty-two week periods.

Results of Operations

Total net sales in fiscal year 2015 were $27,836,804 compared to $21,152,259 in fiscal year 2014. The Company reported net income of approximately $2,915,000 in fiscal year 2015, compared to a net income of approximately $1,258,000 during fiscal year 2014.

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended October 31, 2015 and November 1, 2014.

	2015	2014
New homes sold through Company owned sales centers	217	153
Pre-owned homes sold through Company owned sales centers	38	50
Homes sold to independent dealers	257	183
Total new factory built homes produced	533	375
Average new manufactured home price—retail	$66,643	$64,769
Average new manufactured home price—wholesale	$34,512	$32,407

As a percent of net sales:
Gross profit from the Company owned retail sales centers	16%	16%

Gross profit from the manufacturing facilities—including intercompany sales	17%	15%

Sales to two publicly traded REITs and other companies which own multiple retirement communities in our market area accounted for approximately 23% and 18% of our sales for the fiscal year ended October 31, 2015 and November 1, 2014, respectively. Accounts receivable due from these customers were $2,754,599 at October 31, 2015.

The demand for affordable manufactured housing in Florida and the U.S. is improving. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2014 through October 2015 were up approximately 29% from the same period last year. Our sales and earnings continue to be affected by the challenging housing environment, the uncertainty of the U.S. and world economy, employment levels, consumer confidence and, in particular, the lack of available retail and wholesale financing. Constrained consumer credit and the lack of lenders in the industry, partly as a result of an increase in government regulations, have limited many affordable manufactured housing buyers from purchasing homes.

We understand that during this uncertain economic environment, maintaining our strong financial position is vital for future growth and success. Because of the recent years of very challenging business conditions in our market area, management will continue to evaluate all expenses and react in a manner consistent with maintaining our strong financial position.

The Company has specialized for 48 years in the design and production of quality, affordable manufactured homes at its plant located in central Florida. With multiple retail sales centers, an insurance subsidiary, and investments in retirement manufactured home communities, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in fiscal year 2015 were $211,017 compared to $204,355 in fiscal year 2014. We have established appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at October 31, 2015 and November 1, 2014.

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

Gross profit as a percentage of net sales was 22% in fiscal year 2015 compared to 21% in fiscal year 2014. Our gross profit of $6,135,375 for 2015 increased 40% compared to $4,371,546 for 2014. The increase in gross profit is primarily due to the increase in the average retail and wholesale selling price on each retail home sold.

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

Selling, general and administrative expenses increased approximately $133,000 from 2014 to 2015. As a percent of net sales, selling, general and administrative expenses were 11% in fiscal year 2015 compared to 14% in fiscal year 2014. The increase in selling, general and administrative expenses in 2015 resulted from the increase in compensation expenses directly related to our increased sales.

The Company earned $138,469 from its joint venture, Majestic 21, in fiscal year 2015 compared to $134,921 in fiscal year 2014. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

The Company recorded a non-cash loss on its investment in Cypress Creek of $146,403 and $321,531 in fiscal year 2015 and 2014 respectively. No loss was recorded for Walden Woods as this investment was fully impaired. During 2015, the Company’s investment in Cypress Creek was reduced to zero from recurring operating losses.

The Company earned interest on cash, cash equivalents and short-term investments in the amount of $59,985 in fiscal year 2015 compared to $63,137 in fiscal year 2014. Interest income is dependent on our cash balance and available rates of return.

The Company realized pre-tax income of $3,051,201 in 2015 compared to a pre-tax income of $1,261,934 in fiscal 2014.

The Company recorded an income tax expense of approximately $136,000 in 2015 compared to $4,000 in 2014. The Company was able to use net operating loss carry forwards to offset its current income tax liabilities.

As a result of the factors discussed above, net income in fiscal year 2015 was $2,915,395 or $0.72 per share and net income in fiscal year 2014 was $1,257,898 or $0.31 per share.

Liquidity and Capital Resources

Cash and cash equivalents were $16,769,292 at October 31, 2015 compared to $14,116,412 at November 1, 2014. Short-term investments were $462,578 at October 31, 2015 compared to $496,444 at November 1, 2014. The increase in cash was due primarily to our net income. Working capital was $25,702,925 at October 31, 2015 as compared to $23,540,635 at November 1, 2014. Nobility owns the entire inventory for its Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and does not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

The Company currently has no line of credit facility and does not believe that such a facility is currently necessary to its operations. The Company has no debt. The Company also has approximately $2.9 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of October 31, 2015, the Company continued to report a strong balance sheet which included total assets of approximately $42 million which was funded primarily by stockholders’ equity of approximately $39 million.

Looking ahead, the Company’s strong balance sheet and significant cash reserves accumulated in profitable years has allowed the Company to remain sufficiently liquid so as to allow continuation of operations and should enable the Company to take advantage of market opportunities when presented by an expected improvement in the overall and the industry specific economy in fiscal 2016 and beyond. Management believes it has sufficient levels of liquidity as of the date of the filing of this Form 10-K to allow the Company to operate into the foreseeable future.

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

The Company recognizes revenue from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at October 31, 2015 or November 1, 2014.

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

These investments are accounted for under the equity method of accounting and are reviewed quarterly for impairment. All allocations are to be made on a pro-rata basis and the Company’s maximum exposure is limited to its investment in Walden Woods and Cypress Creek. Management has concluded that the Company would not absorb a majority of Walden Woods’ and Cypress Creek’s expected losses nor receive a majority of Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with ASC No. 810-10.

Investment in Majestic 21

On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided a $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of October 31, 2015, the outstanding principal balance of the note was $1,294,148 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $2,167,170. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

At October 31, 2015, there was approximately $170,573 in loan loss reserves or 1.19% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

The primary tax planning strategy is the potential sale of real estate, primarily land not currently used in the operations of the Company, to generate taxable gains. The Company has assessed that these strategies could result in the realization of approximately $2.0 million of deferred tax assets. The amount of deferred tax assets above this amount are reserved with a valuation allowance. There no valuation allowance at October 31, 2015. The valuation allowance was approximately $975,000 at November 1, 2014.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2015, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21 and retirement community limited partnerships).

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

We have audited the accompanying consolidated balance sheets of Nobility Homes, Inc. and subsidiaries (the “Company”) as of October 31, 2015 and November 1, 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and subsidiaries as of October 31, 2015 and November 1, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Averett Warmus Durkee, P.A.
Orlando, Florida
January 28, 2016

Nobility Homes, Inc.

Consolidated Balance Sheets

October 31, 2015 and November 1, 2014

	October 31,	November 1,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$16,769.292	$14,116,412
Short-term investments	462,578	496,444
Accounts receivable—trade	2,937,922	2,141,468
Mortgage notes receivable, current	9,851	7,126
Income tax receivable	335	5,964
Inventories	6,019,705	5,516,540
Pre-owned homes, current	1,366,974	2,839,203
Prepaid expenses and other current assets	826,180	286,990
Deferred income taxes	655,193	508,633

Total current assets	29,048,030	25,918,780
Property, plant and equipment, net	3,964,878	3,957,071
Pre-owned homes	2,724,190	1,711,000
Mortgage notes receivable, long term	177,644	180,800
Other investments	2,243,729	2,751,663
Deferred income taxes	1,210,630	1,487,367
Cash surrender value of life insurance	2,915,469	2,765,137
Other assets	156,287	156,287

Total assets	$42,440,857	$38,928,105

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$704,467	$502,259
Accrued compensation	390,573	320,502
Accrued expenses and other current liabilities	926,204	526,296
Customer deposits	1,323,861	1,029,088

Total current liabilities	3,345,105	2,378,145

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,650,723	10,643,866
Retained earnings	37,493,077	34,577,682
Accumulated other comprehensive income	247,724	281,590
Less treasury stock at cost, 1,333,338 shares in 2015 and 1,301,038 shares in 2014	(9,832,263)	(9,489,669)

Total stockholders’ equity	39,095,752	36,549,960

Total liabilities and stockholders’ equity	$42,440,857	$38,928,105

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Comprehensive Income

For the years ended October 31, 2015 and November 1, 2014

	Year Ended
	October 31, 2015	November 1, 2014
Net sales	$27,836,804	$21,152,259
Cost of goods sold	(21,701,429)	(16,780,713)

Gross profit	6,135,375	4,371,546
Selling, general and administrative expenses	(3,193,923)	(3,060,516)

Operating income	2,941,452	1,311,030

Other income (loss):
Interest income	59,985	63,137
Undistributed earnings in joint venture—Majestic 21	138,469	134,921
Losses from investments in retirement community limited partnerships	(146,403)	(321,531)
Miscellaneous	57,698	74,377

Total other income (loss)	109,749	(49,096)

Income before provision for income taxes	3,051,201	1,261,934
Income tax expense	(135,806)	(4,036)

Net income	2,915,395	1,257,898
Other comprehensive income (loss)
Unrealized investment gain (loss)	(33,866)	41,212

Comprehensive income	$2,881,529	$1,299,110

Weighed average number of shares outstanding:
Basic	4,052,865	4,059,668
Diluted	4,053,362	4,060,654
Net income per share:
Basic	$0.72	$0.31
Diluted	$0.72	$0.31

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended October 31, 2015 and November 1, 2014

	Common Stock Shares	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 2, 2013	4,057,053	$536,491	$10,632,060	$33,319,784	$240,378	$(9,545,057)	$35,183,656
Stock-based compensation	—	—	8,091	—	—	—	8,091
Unrealized investment gain	—	—	—	—	41,212	—	41,212
Exercise of employee stock options	5,875	—	3,715	—	—	42,888	46,603
Other	941	—	—	—	—	12.500	12,500
Net income	—	—	—	1,257,898	—	—	1,257,898

Balance at November 1, 2014	4,063,869	$536,491	$10,643,866	$34,577,682	$281,590	$(9,489,669)	$36,549,960
Purchase of treasury stock	(34,800)	—	—	—	—	(360,844)	(360,844)
Stock-based compensation	—	—	9,287	—	—	—	9,287
Unrealized investment loss	—	—	—	—	(33,866)	—	(33,866)
Exercise of employee stock options	2,500	—	(2,430)	—	—	18,250	15,820
Net income	—	—	—	2,915,395	—	—	2,915,395

Balance at October 31, 2015	4,031,569	$536,491	$10,650,723	$37,493,077	$247,724	$(9,832,263)	$39,095,752

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended October 31, 2015 and November 1, 2014

	Year Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net income	$2,915,395	$1,257,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110,169	95,843
Deferred income taxes	130,177	—
Undistributed earnings in joint venture — Majestic 21	(138,469)	(134,921)
Losses from investments in retirement community limited partnerships	146,403	321,531
Gain on disposal of property, plant, and equipment	—	(3,650)
Inventory impairment	75,000	—
Stock-based compensation	9,287	8,091
Other	—	12,500
Decrease (increase) in:
Accounts receivable — trade	(796,454)	559,589
Inventories	(503,165)	(472,724)
Pre-owned homes	384,039	1,953,792
Income tax receivable	5,629	(5,964)
Prepaid expenses and other current assets	(539,190)	32,556
(Decrease) increase in:
Accounts payable	202,208	(143,260)
Accrued compensation	70,071	150,476
Accrued expenses and other current liabilities	399,908	(88,072)
Customer deposits	294,773	492,036

Net cash provided by operating activities	2,765,781	4,035,721

Cash flows from investing activities:
Purchase of property, plant and equipment	(117,976)	(321,451)
Proceeds from sale of property, plant and equipment	—	3,650
Distributions from joint venture – Majestic 21	500,000	—
Collections on mortgage notes receivable	431	376
Increase in cash surrender value of life insurance	(150,332)	(116,940)

Net cash provided by (used in) investing activities	232,123	(434,365)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	15,820	46,603
Purchase of treasury stock	(360,844)	—

Net cash provided by (used in) financing activities	(345,024)	46,603

Increase in cash and cash equivalents	2,652,880	3,647,959
Cash and cash equivalents at beginning of year	14,116,412	10,468,453

Cash and cash equivalents at end of year	$16,769,292	$14,116,412

Supplemental disclosure of cash flows information:
Income taxes paid	$—	$10,000

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1 Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”) Nobility Parks I, LLC, Nobility Parks II, LLC and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and licensed mortgage loan originator and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. At October 31, 2015 Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda.

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended October 31, 2015 and November 1, 2014 each consisted of fifty-two week periods.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at October 31, 2015 or November 1, 2014.

Notes to Consolidated Financial Statements

Revenues by Products and Services – Revenues by net sales from manufactured housing, pre-owned homes, and insurance agent commissions for the years ended October 31, 2015 and November 1, 2014 are as follows:

	2015	2014
Manufactured housing	$25,904,715	$17,814,751
Pre-owned homes	1,721,072	3,133,153
Insurance agent commissions	211,017	204,355

Total net sales	$27,836,804	$21,152,259

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At October 31, 2015 and November 1, 2014, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

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

Pre-owned homes are stated at cost or net realizable value. Homes taken as trade-ins are recorded at estimated actual cash value which approximates wholesale value. Other pre-owned homes are recorded at cost determined on the specific identification method and acquired from the Company’s joint venture partner, Majestic 21 Corporation and remarketed. Majestic 21 Corporation reimburses the Company for all costs related to these homes.

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

Notes to Consolidated Financial Statements

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity, 21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact Majestic 21 economic performance therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with FASB ASC 810. Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes as of October 31, 2015 and November 1, 2014. Based on management’s evaluation, there was no impairment of this investment at October 31, 2015 or November 1, 2014.

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

See Note 13 for discussion of the Company’s guarantee of a $5 million note payable of Majestic 21.

Other Investments - The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement manufactured home community located in Homosassa, Florida. The Company has the right to assign some of its ownership to partners other than Nobility Homes. The Company’s investment in Walden Woods is fully impaired. The majority owner of Walden Woods is the Company’s principal shareholder.

The Company has a 48.5% investment interest in a retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The Company has the right to assign some of its ownership to partners other than Nobility Homes. During 2015, the Company’s investment in Cypress Creek was reduced to zero from recurring operating losses.

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

Notes to Consolidated Financial Statements

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2015 and 2014 are as follows:

	2015	2014
Beginning accrued warranty expense	$75,000	$75,000
Less: reduction for payments	(326,988)	(195,819)
Plus: additions to accrual	351,988	195,819

Ending accrued warranty expense	$100,000	$75,000

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

Accrued Home Setup Costs – Accrued home setup costs represent amounts due to vendors and/or independent contractors for various items related to the actual setup of the home on the retail home buyers’ site. These costs include appliances, air conditioners, electrical/plumbing hook-ups, furniture, insurance, impact/permit fees, land/home fees, extended service plan, freight, skirting, steps, well, septic tanks and other setup costs and are included in accrued expenses in the accompanying consolidated balance sheets. See Note 8 of “Notes to Consolidated Financial Statements”.

Stock-Based Compensation – The Company has a stock incentive plan (the “Plan”) which authorizes the issuance of options to purchase common stock. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

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

Advertising – Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $243,000 and $262,500 for fiscal year 2015 and 2014, respectively.

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

Major Customers – Sales to two publicly traded REITs (Real Estate Investment Trusts) which own multiple retirement communities in our market area accounted for $1,209,705 or 4% and $2,166,625 or 8% of our total sales in fiscal year 2015 and $304,345 or 1% and $1,700,910 or 8% of our total sales in fiscal year 2014. Other companies which own multiple retirement communities in our market area accounted for $3,120,000 or 11% of our total sales in fiscal year 2015 and $1,908,125 or 9% of our total sales in fiscal year 2014. Accounts receivable due from these customers were $2,754,599 and $1,963,520 at October 31, 2015 and November 1, 2014, respectively.

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

Concentration of Retail Financing Sources – The manufactured housing industry recently lost one of the few lenders to our industry. US Bank ceased indirect lending to the manufactured housing industry in late 2014 due to the regulatory environment and the small market size. Accordingly, only two national lenders that service the manufactured housing industry remain, with several other who specialize in government insured loans (Fannie, Freddie, FHA, VA, etc.). With only a few lenders dedicated to our industry, the loss of either of them could adversely affect our retail sales.

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

NOTE 2 Investments

The following is a summary of short-term investments (available for sale):

	October 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$294,648	$—	$462,578

	November 1, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$328,514	$—	$496,444

The fair values were estimated based on unadjusted quoted prices at each respective period end.

Notes to Consolidated Financial Statements

NOTE 3 Fair Values of Financial Investments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

The Company accounts for the fair value of financial investments in accordance with FASB ASC No. 820 “Fair Value Measurements” (ASC No. 820).

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value at October 31, 2015 and November 1, 2014.

	October 31, 2015
	Level 1	Level 2	Level 3
Equity securities in a public company	$462,578	$—	$—

	$462,578	$—	$—

	November 1, 2014
	Level 1	Level 2	Level 3
Equity securities in a public company	$496,444	$—	$—
Non-recurring fair value investment	—	—	146,403

	$496,444	$—	$146,403

The level 3 non-recurring fair value investment represents the investment in Cypress Creek limited partnership.

NOTE 4 Related Party Transactions

Affiliated Entities

TLT, Inc. – Our President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). Our President owns between a 24.75% and a 49.5% direct and indirect interest in each of these limited partnerships. Our Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2015 and 2014.

Walden Woods – The Company’s principal shareholder owns 51% of Walden Woods South LLC, which owns the Walden Woods South community.

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

See Note 13 for discussion of the Company’s guarantee of a $5 million note payable of Majestic 21.

The following is summarized financial information of the Company’s joint venture:

	October 31, 2015	November 1, 2014
Total Assets	$14,499,423	$16,457,594
Total Liabilities	$10,511,965	$11,747,081
Total Equity	$3,987,458	$4,710,513
Net Income	$276,945	$269,840

Distributions received from the joint venture amounted to $500,000 in fiscal year 2015. There were no distributions received from the joint venture in fiscal year 2014.

With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21.

Investment in Retirement Community Limited Partnerships – The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement manufactured home community named Walden Woods located in Homosassa, Florida. The Company’s investment in Walden Woods is fully impaired. The majority owner of Walden Woods is the Company’s principal shareholder. The Company’s principal shareholder guaranteed the financing used to purchase Walden Woods Park, which created an implicit guarantee from the Company. The implicit guarantee caused Walden Woods Park to be a variable interest entity as defined in Accounting Standard Codification (ASC) 810. The Company is considered to currently have an implicit guarantee with Walden Woods because it is a related party to the primary guarantor. In determining the primary beneficiary of the variable interest entity, the Company has determined the principal shareholder has the power to direct the activities that most significantly impact the economic performance of Walden Woods. As a result, in accordance with ASC 810, Walden Woods has not been consolidated in the financial statements of the Company.

The Company has a 48.5% investment interest in a retirement manufactured home community, CRF III, Ltd. (Cypress Creek) located in Winter Haven, Florida. The Company has the right to assign some of its ownership to partners other than Nobility Homes. During 2015, the Company’s investment in Cypress Creek was reduced to zero from recurring operating losses.

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

Notes to Consolidated Financial Statements

The following is summarized financial information of Walden Woods and Cypress Creek as of September 30, 2015 and September 30, 2014*:

	September 30, 2015	September 30, 2014
Total Assets	$13,273,488	$13,477,599
Total Liabilities	$17,101,517	$16,271,729
Total Deficit	$(3,828,029)	$(2,794,130)

*	Due to Walden Woods, and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter.

The following table summarizes the change in the investments for fiscal year 2015 and 2014:

	Walden Woods	Cypress Creek
Investment at November 2, 2013	$—	$467,934
Losses on investment	—	(321,531)

Investment at November 1, 2014	—	146,403
Losses on investment	—	(146,403)

Investment at October 31, 2015	$—	$—

The Company has no obligation to fund future operating losses of Walden Woods or Cypress Creek and accordingly, has not reduced the investment carrying value to less than zero.

NOTE 6 Inventories

The Company acquired a significant amount of repossessed pre-owned inventory in 2011. The Company will continue to sell the remaining pre-owned inventory and monitor and reduce, if necessary, the value of this inventory if circumstances so indicate in future periods. The Company could experience additional losses on the disposition of these homes beyond the level of the reserve recorded by the Company.

A breakdown of the elements of inventory at October 31, 2015 and November 1, 2014 is as follows:

	October 31, 2015	November 1, 2014
Raw materials	$721,751	$622,831
Work-in-process	113,891	114,368
Finished homes	5,114,568	4,722,923
Model home furniture and others	69,495	56,418

Inventories, net	$6,019,705	$5,516,540

Pre-owned homes *	$5,516,272	$6,322,483
Inventory impairment reserve	(1,425,108)	(1,772,280)

	4,091,164	4,550,203
Less homes expected to sell in 12 months	(1,366,974)	(2,839,203)

Pre-owned homes, long-term	$2,724,190	$1,711,000

Notes to Consolidated Financial Statements

*	The following table summarizes a breakdown of pre-owned homes inventory for fiscal year 2015 and 2014:

Total pre-owned homes
Balance at November 2, 2013	$9,215,590
Purchased	525,436
Sold	(3,418,543)

Balance at November 1, 2014	6,322,483
Purchased	932,197
Sold	(1,738,408)

Balance at October 31, 2015	$5,516,272

An analysis of the inventory impairment reserve at October 31, 2015 and November 1, 2014 is as follows:

	October 31, 2015	November 1, 2014
Beginning inventory impairment reserve	$1,772,280	$2,711,595
Less: Reductions for homes sold	(258,001)	(691,094)
Inventory holding costs	(141,468)	(211,334)
Plus: Additions (subtractions) to impairment reserve	52,297	(36,887)

Ending inventory impairment reserve	$1,425,108	$1,772,280

NOTE 7 Properties, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	October 31, 2015	November 1, 2014
Land	—	$2,349,383	$2,349,383
Land improvements	10-20	839,912	839,912
Buildings and improvements	15-40	2,813,761	2,786,761
Machinery and equipment	3-10	1,180,377	1,089,401
Furniture and fixtures	3-10	437,432	437,432

		7,620,865	7,502,889
Less accumulated depreciation		(3,655,987)	(3,545,818)

		$3,964,878	$3,957,071

NOTE 8 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	October 31, 2015	November 1, 2014
Accrued warranty expense	$100,000	$75,000
Accrued taxes	261,289	215,807
Other accrued expenses	564,915	235,489

Total accrued expenses and other current liabilities	$926,204	$526,296

Notes to Consolidated Financial Statements

NOTE 9 Income Taxes

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not reflect any amounts for interest and penalties in its 2015 or 2014 statements of operations, nor are any amounts accrued for interest and penalties at October 31, 2015 or November 1, 2014.

The provision for income taxes for the years ended consists of the following:

	October 31, 2015	November 1, 2014
Current tax expense:
Federal	$5,629	$4,036
State	—	—

	5,629	4,036
Deferred tax expense	1,105,489	489,921
Valuation allowance	(975,312)	(489,921)

Income tax expense	$135,806	$4,036

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	October 31, 2015	November 1, 2014
Provision—federal statutory tax rate	$1,037,408	$429,057
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	110,759	45,808
Permanent differences:
Stock option expirations	6,045	20,773
Other	(43,094)	(1,681)
Changes in DTA valuation allowance	(975,312)	(489,921)

Income tax expense	$135,806	$4,036

Notes to Consolidated Financial Statements

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	October 31, 2015	November 1, 2014
Deferred tax assets:
Allowance for doubtful accounts	$87,261	$87,261
Inventories	651,980	782,308
Carrying value of other investments	1,186,668	1,939,918
Accrued expenses	75,141	58,311
Stock-based compensation	8,971	10,507
Net operating loss	—	231,289
Valuation allowance	—	(975,312)

Total deferred tax assets	2,010,021	2,134,282
Deferred tax liabilities:
Depreciation	(37,982)	(33,288)
State income tax refunds	(29,598)	(29,598)
Amortization	(58,810)	(58,810)
Prepaid expenses	(17,808)	(16,586)

Net deferred tax assets	$1,865,823	$1,996,000

At November 1, 2014, the Company has unused net operating loss carry forwards totaling approximately $600,000. These net operating losses were applied to 2015 taxable income.

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	October 31, 2015	November 1, 2014
Current assets:
Deferred tax assets	$814,381	$927,879
Deferred tax liabilities	(159,188)	(170,710)
Valuation allowance	—	(248,535)

Net current deferred taxes	655,193	508,634

Non-current assets:
Deferred tax assets	1,307,422	2,306,241
Deferred tax liabilities	(96,792)	(92,098)
Valuation allowance	—	(726,777)

Net non-current deferred taxes	1,210,630	1,487,366

Net deferred tax asset	$1,865,823	$1,996,000

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In fiscal year 2015, the Company determined that a valuation reserve for the Company’s deferred tax assets was not considered necessary as the deferred tax assets were fully realizable. The decision was made based on the strong profitability for two consecutive years, the reduction in deferred tax assets in 2015, and the complete utilization of all net operating loss carryforwards. In fiscal 2014, the Company had determined that, due to negative evidence as a result of losses in numerous consecutive years through 2011, a valuation reserve was required to reduce the Company’s net deferred taxes to a level supportable by certain tax planning strategies that could be enacted to realize deferred tax assets, if necessary.

The primary tax planning strategy is the potential sale of real estate, primarily land not currently used in the operations of the Company, to generate taxable gains. The Company has assessed that these strategies could result in the realization of approximately $2.0 million of deferred tax assets. The amount of deferred tax assets above this amount are reserved with a valuation allowance. There no valuation allowance at October 15, 2015. The valuation allowance was approximately $975,000 at November 1, 2014.

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

NOTE 10 Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 34,800 and 0 shares of its common stock during fiscal years 2015 and 2014, respectively.

NOTE 11 Stock Option Plan

In June 2011, the Company’s Board of Directors adopted and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee directors. A total of 300,000 shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. At October 31, 2015, options available for future grant under the plan were 300,000 and no options were outstanding.

As of October 31, 2015, the Company has 5,000 stock options outstanding that were granted pursuant to individual award agreements outside of the 2011 Plan. The Company does not expect to award additional stock options outside of the 2011 Plan in the future.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2015 and 2014, the Company recognized approximately $9,000 and $8,000 in compensation cost related to stock options respectively.

A summary of information with respect to options granted is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at November 2, 2013	30,400	7.91 - 18.50	13.58
Granted	—	—	—
Exercised	(5,875)	7.91 - 8.49	7.93
Canceled	(17,525)	7.91 - 18.50	17.30

Outstanding at November 1, 2014	7,000	$7.91 - 10.45	$9.02

Granted	—	—	—
Exercised	(2,000)	7.91	7.91
Canceled	—	—	—

Outstanding at October 31, 2015	5,000	$8.49 - 10.45	$9.47	$16,900

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2015 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on October 31, 2015.

Notes to Consolidated Financial Statements

The following table summarizes information about the outstanding stock options at October 31, 2015:

Options Outstanding				Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.45	2,500	1	$10.45	2,500	$10.45
$ 8.49	2,500	—	8.49	1,750	8.49

	5,000	1	$9.47	4,250	$9.64

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

As of October 31, 2015, there is $602 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of .14 years.

NOTE 12 Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution of up to 20% of an employee’s contribution, up to a maximum of 6% of an employee’s compensation. The contribution expense charged to operations in fiscal years 2015 was $20,000 and no contribution expense charged in 2014.

NOTE 13 Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through November 2017. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to $189,333 and $183,631 in fiscal year 2015 and 2014, respectively.

Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of October 31, 2015 are as follows for the fiscal years ending:

2016	$30,388
2017	$20,009

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of October 31, 2015, the outstanding principal balance of the note was $1,294,148 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $2,167,170. Should the collateral not be sufficient, the Company’s maximum exposure at October 31, 2015, would be 50% or $647,074 of the outstanding principal balance. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Notes to Consolidated Financial Statements

On October 31, 2015 there was approximately $170,573 in loan loss reserves or 1.19% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

NOTE 14 Subsequent Events

On November 20, 2015 and December 16, 2015, the Company repurchased 6,475 and 4,800 shares of its common stock for an aggregate purchase price of $74,786 and $57,600 respectively.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of October 31, 2015 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2016 annual meeting of shareholders.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (76)	Chairman of the Board and President of Nobility since 1967; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (52)	Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Jean Etheredge (70)	Secretary since 1967.

Lynn J. Cramer, Jr. (70)	Treasurer since 1980.

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

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2016 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2016 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2016 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2016 annual meeting of shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedules

Report of Averett Warmus Durkee, P.A.

Consolidated Balance Sheets at October 31, 2015 and November 1, 2014

Consolidated Statements of Comprehensive Income for the Years Ended October 31, 2015 and November 1, 2014

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended October 31, 2015 and November 1, 2014

Consolidated Statements of Cash Flows for the Years Ended October 31, 2015 and November 1, 2014

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

3.(a)	Nobility’s Articles of Incorporation, as amended (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	Bylaws, as amended March 28, 1994 (filed as an exhibit to Nobility’s Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

10.(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	2011 Stock Incentive Plan (filed as part of Nobility’s definitive proxy statement filed on June 7, 2011 and incorporated herein by reference).

(c)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

(d)	Finance Revenue Sharing Agreement dated April 10, 2004 between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(e)	Seventh Amendment to the Finance Revenue Sharing Agreement dated April 10, 2004 with 21st Mortgage Corporation (filed as an exhibit to Nobility’s Form 8-K filed November 14, 2011 and incorporated herein by reference).

(f)	Loan and Security Agreement dated May 20, 2009, by and among Clayton Bank & Trust, Majestic 21 Partnership, 21st Mortgage Corporation, Majestic Homes, Inc. and the Company, as guarantor (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(g)	Term Note dated May 20, 2009 in favor of Clayton Bank & Trust (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

21.1	Subsidiaries of Nobility.

23.1	Consent of Averett Warmus Durkee, P.A.

31.(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(b)	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.	Interactive data filing formatted in XBRL.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: January 28, 2016	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive Officer)

DATE: January 28, 2016	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: January 28, 2016	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 28, 2016	By: /s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: January 28, 2016	By: /s/ Richard C. Barberie
Richard C. Barberie, Director

DATE: January 28, 2016	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: January 28, 2016	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director