Form 10-Q
period 2016-01-30
NOBILITY HOMES INC
filed 2016-03-14
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended January 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on March 14, 2016
Common Stock	4,023,294

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	January 30, 2016	October 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,769,727	$16,769,292
Short-term investments	392,939	462,578
Accounts receivable - trade	2,300,412	2,937,922
Mortgage notes receivable, current	10,674	9,851
Income tax receivable	10,335	335
Inventories	6,488,324	6,019,705
Pre-owned homes, current	1,223,496	1,366,974
Prepaid expenses and other current assets	767,840	826,180
Deferred income taxes	702,014	655,193

Total current assets	28,665,761	29,048,030

Property, plant and equipment, net	4,684,545	3,964,878
Pre-owned homes	2,898,152	2,724,190
Mortgage notes receivable, long term	176,821	177,644
Other investments	2,277,137	2,243,729
Deferred income taxes	811,245	1,210,630
Cash surrender value of life insurance	2,957,468	2,915,469
Other assets	156,287	156,287

Total assets	$42,627,416	$42,440,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$533,609	$704,467
Accrued compensation	310,222	390,573
Accrued expenses and other current liabilities	765,905	926,204
Customer deposits	1,415,030	1,323,861

Total current liabilities	3,024,766	3,345,105

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,659,025	10,650,723
Retained earnings	38,171,478	37,493,077
Accumulated other comprehensive income	178,085	247,724
Less treasury stock at cost, 1,341,613 shares in 2016 and 1,333,338 shares in 2015	(9,942,429)	(9,832,263)

Total stockholders’ equity	39,602,650	39,095,752

Total liabilities and stockholders’ equity	$42,627,416	$42,440,857

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	January 30, 2016	January 31, 2015

Net sales	$7,374,050	$5,576,800

Cost of goods sold	(5,617,615)	(4,404,031)

Gross profit	1,756,435	1,172,769

Selling, general and administrative expenses	(780,694)	(747,949)

Operating income	975,741	424,820

Other income (loss):
Interest income	12,047	13,120
Undistributed earnings in joint venture - Majestic 21	33,408	33,578
Losses from investments in retirement community limited partnerships	—	(5,693)
Miscellaneous	9,769	15,170

Total other income	55,224	56,175

Income before provision for income taxes	1,030,965	480,995

Income tax expense	(352,564)	(1,207)

Net income	678,401	479,788

Other comprehensive loss
Unrealized investment loss	(69,639)	(70,985)

Comprehensive income	$608,762	$408,803

Weighed average number of shares outstanding:
Basic	4,025,316	4,063,913
Diluted	4,025,952	4,064,254

Net income per share:
Basic	$0.17	$0.12
Diluted	$0.17	$0.12

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 30, 2016	January 31, 2015
Cash flows from operating activities:
Net income	$678,401	$479,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,333	23,502
Deferred income taxes	352,564	—
Undistributed earnings in joint venture - Majestic 21	(33,408)	(33,578)
Losses from investments in retirement community limited partnerships	—	5,693
Inventory impairment	26,583	—
Stock-based compensation	152	1,071
Decrease (increase) in:
Accounts receivable	637,510	880,594
Inventories	(468,619)	(88,155)
Pre-owned homes	(57,067)	(127,327)
Income tax receivable	(10,000)	1,207
Prepaid expenses and other current assets	58,340	(387,805)
(Decrease) increase in:
Accounts payable	(170,858)	(97,180)
Accrued compensation	(80,351)	(12,659)
Accrued expenses and other current liabilities	(160,299)	117,839
Customer deposits	91,169	(71,626)

Net cash provided by operating activities	894,450	691,364

Cash flows from investing activities:
Purchase of property, plant and equipment	(750,000)	(20,989)
Collections on mortgage notes receivable	—	63
Increase in cash surrender value of life insurance	(41,999)	(31,500)

Net cash used in investing activities	(791,999)	(52,426)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	30,370	15,820
Purchase of treasury stock	(132,386)	(40,320)

Net cash used in financing activities	(102,016)	(24,500)

Increase in cash and cash equivalents	435	614,438

Cash and cash equivalents at beginning of year	16,769,292	14,116,412

Cash and cash equivalents at end of quarter	$16,769,727	$14,730,850

Supplemental disclosure of cash flows information:

Income taxes paid	$10,000	$—

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three months ended January 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended January 30, 2016 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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

New home inventory is carried at the lower of cost or market value. The cost of finished home inventories is determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or market value.

Pre-owned inventory is valued at the lower of the Company’s cost to acquire the inventory plus refurbishment costs incurred to date to bring the inventory to a more saleable state or market value.

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory is as follows:

	January 30, 2016	October 31, 2015

Raw materials	$782,202	$721,751
Work-in-process	106,757	113,891
Finished homes	5,524,281	5,114,568
Model home furniture and others	75,084	69,495

Inventories, net	$6,488,324	$6,019,705

Pre-owned homes	$5,515,291	$5,516,272
Inventory impairment reserve	(1,393,643)	(1,425,108)

	4,121,648	4,091,164
Less homes expected to sell in 12 months	(1,223,496)	(1,366,974)

Pre-owned homes, long-term	$2,898,152	$2,724,190

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	January 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$225,009	$—	$392,939

	October 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$294,648	$—	$462,578

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

FASB ASC No. 820 “Fair Value Measurements” defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. ASC No. 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The ASC No. 820 fair value hierarchy is defined as follows:

•	Level 1 - Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

•	Level 3 - Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis.

	January 30, 2016
	Level 1	Level 2	Level 3
Equity securities in a public company	$392,939	$—	$—

	October 31, 2015
	Level 1	Level 2	Level 3
Equity securities in a public company	$462,578	$—	$—

Note 5	Investments in Retirement Community Limited Partnerships

The Company’s investment in retirement community limited partnerships includes a 31.3% interest in Walden Woods South LLC (“Walden Woods”) and a 48.5% interest in CRF III, Ltd. (“Cypress Creek”). The Cypress Creek and Walden Woods investment are each zero at January 30, 2016 and October 31, 2015, respectively.

The following is summarized financial information of Walden Woods and Cypress Creek*:

	December 31, 2015	September 30, 2015
Total Assets	$13,545,756	$13,273,488
Total Liabilities	$17,496,904	$17,101,517
Total Equity	$(3,951,148)	$(3,828,029)

*	Due to Walden Woods and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

Note 6	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended
	January 30, 2016	January 31, 2015
Beginning accrued warranty expense	$100,000	$75,000
Less: reduction for payments	(143,468)	(40,888)
Plus: additions to accrual	143,468	40,888

Ending accrued warranty expense	$100,000	$75,000

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

Note 8	Revenues by Products and Service

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended
	January 30, 2016	January 31, 2015

Manufactured housing	$7,215,341	$5,196,445
Pre-owned homes	107,316	332,886
Insurance agent commissions	51,393	47,469

Total net sales	$7,374,050	$5,576,800

Note 9	Commitments and Contingent Liabilities

Majestic 21 – The Company is a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided a $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of January 30, 2016, the outstanding principal balance of the note was $1,199,454 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $2,120,119. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net sales in the first quarter of 2016 were $7,374,050, up 32% compared to $5,576,800 in the first quarter of 2015. The Company reported net income of $678,401 in the first quarter of 2016, compared to a net income of $479,788 in the first quarter of 2015.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended
	January 30, 2016	January 31, 2015
Homes sold through Company owned sales centers:
New homes	57	43
Pre-owned homes	2	8
Homes sold to independent dealers	73	62
Total new factory built homes produced	140	112
Average new manufactured home price - retail	$70,460	$71,250
Average new manufactured home price - wholesale	$35,898	$33,550
As a percent of net sales:
Gross profit from the Company owned retail sales centers	17%	16%
Gross profit from the manufacturing facilities - including intercompany sales	18%	14%

Sales to two publicly traded REITs and other companies which own multiple retirement communities in our market area accounted for approximately 23% and 22% of our sales for the first quarter of January 30, 2016 and January 31, 2015, respectively. Accounts receivable due from these customers were $1,890,571 at January 30, 2016.

The demand for affordable manufactured housing in Florida and the U.S. is improving. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2015 through January 2016 were up approximately 33% from the same period last year. Our sales and earnings continue to be affected by the challenging housing environment, the uncertainty of the U.S. and world economy, employment levels, consumer confidence and, in particular, the lack of available retail and wholesale financing. Constrained consumer credit and the lack of lenders in the industry, partly as a result of an increase in government regulations, have limited many affordable manufactured housing buyers from purchasing homes.

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

Insurance agent commission revenues in the first quarter of 2016 were $51,393 compared to $47,469 in the first quarter of 2015. The insurance agent commissions resulted from new policies and renewals generated. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at January 30, 2016 and October 31, 2015.

Gross profit as a percentage of net sales was 24% in first quarter of 2016 compared to 21% in the first quarter of 2015 and was $1,756,435 for the first three months of 2016 compared to $1,172,769 for the first three months of 2015. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit is primarily due to the increase in new home sales, increase in the wholesale selling price and increase in the average gross profit on each retail home sold.

Selling, general and administrative expenses as a percent of net sales was 11% in first quarter of 2016 compared to 13% in the first quarter of 2015. Selling, general and administrative expenses in first quarter of 2016 were $780,694 compared to $747,949 in the first quarter of 2015. The increase in expenses resulted from the increase in compensation expenses directly related to our increased sales.

Our earnings from Majestic 21 in the first quarter of 2016 were $33,408 compared to $33,578 for the first quarter of 2015. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company.

We earned interest on cash and cash equivalents in the amount of $12,047 for the first quarter of 2016 compared to $13,120 for the first quarter of 2015. Interest income is dependent on our cash balance and available rates of return.

The Company recorded an income tax expense of $352,564 for the first quarter of 2016 compared to $1,207 for the first quarter of 2015.

We reported net income of $678,401 for the first quarter of 2016 or $0.17 per share, compared to $479,788, or $0.12 per share, for the first quarter of 2015.

Liquidity and Capital Resources

Cash and cash equivalents were $16,769,727 at January 30, 2016 compared to $16,769,292 at October 31, 2015. Short-term investments were $392,939 at January 30, 2016 compared to $462,578 at October 31, 2015. Working capital was $25,640,995 at January 30, 2016 as compared to $25,702,925 at October 31, 2015. In January 2016, the Company purchased the land for one existing retail sales center for $750,000. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $2.9 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of January 30, 2016, the Company continued to report a strong balance sheet which included total assets of approximately $43 million which was funded primarily by stockholders’ equity of approximately $40 million.

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

Forward-Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, increasing material costs, uncertain economic conditions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack and any armed conflict involving the United States and the impact of inflation.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 30, 2016.

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

NOBILITY HOMES, INC.

DATE: March 14, 2016	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: March 14, 2016	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: March 14, 2016	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer