Form 10-K/A
period 2015-10-31
NOBILITY HOMES INC
filed 2016-04-20
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Nobility Homes, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend and restate Item 9A of its Annual Report on Form 10-K for the fiscal year ended October 31, 2015, originally filed with the Securities and Exchange Commission (the “Commission”) on January 28, 2016 (the “Original Annual Report”). The Company made the following revisions to Item 9A for the purposes of addressing comments received from the Securities and Exchange Commission: (i) disclosing the certifying officers’ conclusion regarding the Company’s controls and procedures and (ii) disclosing the version of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework utilized when performing the assessment of the Company’s internal control over financial reporting.

This Amendment No. 1 also includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except for the foregoing, Amendment No. 1 neither alters the Original Annual Report nor updates the Original Annual Report to reflect events or developments since the date of filing of the Original Annual Report.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of October 31, 2015 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were effective.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedules (previously filed)

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

3.(a)	Nobility’s Articles of Incorporation, as amended (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	Bylaws, as amended March 28, 1994 (filed as an exhibit to Nobility’s Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

10.(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	2011 Stock Incentive Plan (filed as part of Nobility’s definitive proxy statement filed on June 7, 2011 and incorporated herein by reference).

(c)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

(d)	Finance Revenue Sharing Agreement dated April 10, 2004 between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(e)	Seventh Amendment to the Finance Revenue Sharing Agreement dated April 10, 2004 with 21st Mortgage Corporation (filed as an exhibit to Nobility’s Form 8-K filed November 14, 2011 and incorporated herein by reference).

(f)	Loan and Security Agreement dated May 20, 2009, by and among Clayton Bank & Trust, Majestic 21 Partnership, 21st Mortgage Corporation, Majestic Homes, Inc. and the Company, as guarantor (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(g)	Term Note dated May 20, 2009 in favor of Clayton Bank & Trust (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

21.1	Subsidiaries of Nobility. (previously filed)

23.1	Consent of Averett Warmus Durkee, P.A. (previously filed)

31.(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934. (filed herewith)

(b)	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934. (filed herewith)

32.(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350. (filed herewith)

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350. (filed herewith)

101.	Interactive data filing formatted in XBRL. (previously filed)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: April 20, 2016	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive Officer)

DATE: April 20, 2016	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: April 20, 2016	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: April 20, 2016	By: /s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: April 20, 2016	By: /s/ Richard C. Barberie
Richard C. Barberie, Director

DATE: April 20, 2016	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: April 20, 2016	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director

4