Form 10-Q
period 2016-04-30
NOBILITY HOMES INC
filed 2016-06-14
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on June 14, 2016
Common Stock	4,023,707

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	April 30, 2016	October 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,178,789	$16,769,292
Short-term investments	435,327	462,578
Accounts receivable - trade	2,411,196	2,937,922
Note receivable	500,000	—
Mortgage notes receivable	9,464	9,851
Income tax receivable	—	335
Inventories	6,839,285	6,019,705
Pre-owned homes	1,146,105	1,366,974
Prepaid expenses and other current assets	1,039,387	826,180
Deferred income taxes	490,376	655,193

Total current assets	33,049,929	29,048,030

Property, plant and equipment, net	4,654,212	3,964,878
Pre-owned homes	2,734,203	2,724,190
Interest receivable	7,596	—
Note receivable, less current portion	2,530,000	—
Mortgage notes receivable, long term	175,985	177,644
Other investments	1,312,834	2,243,729
Deferred income taxes	—	1,210,630
Cash surrender value of life insurance	3,005,468	2,915,469
Other assets	156,287	156,287

Total assets	$47,626,514	$42,440,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$624,645	$704,467
Accrued compensation	385,489	390,573
Accrued expenses and other current liabilities	938,612	926,204
Income taxes payable	414,284	—
Customer deposits	1,260,231	1,323,861

Total current liabilities	3,623,261	3,345,105

Deferred income taxes	680,874	—

Total liabilities	4,304,135	3,345,105

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,661,425	10,650,723
Retained earnings	41,843,359	37,493,077
Accumulated other comprehensive income	220,473	247,724
Less treasury stock at cost, 1,341,200 shares in 2016 and 1,333,338 shares in 2015	(9,939,369)	(9,832,263)

Total stockholders’ equity	43,322,379	39,095,752

Total liabilities and stockholders’ equity	$47,626,514	$42,440,857

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Net sales	$8,115,840	$6,706,118	$15,489,890	$12,282,918

Cost of goods sold	(6,150,272)	(5,167,950)	(11,767,887)	(9,571,981)

Gross profit	1,965,568	1,538,168	3,722,003	2,710,937

Selling, general and administrative expenses	(1,011,699)	(877,449)	(1,792,393)	(1,625,398)

Operating income	953,869	660,719	1,929,610	1,085,539

Other income (loss):
Interest income	22,044	16,852	34,091	29,972
Undistributed earnings in joint venture - Majestic 21	35,702	35,237	69,110	68,815
Proceeds received under escrow arrangement	788,566	—	788,566	—
Losses from investments in retirement community limited partnerships	—	(51,657)	—	(57,350)
Gain on sale of investment in retirement community	3,990,000	—	3,990,000	—
Miscellaneous	10,076	23,696	19,845	38,866

Total other income (loss)	4,846,388	24,128	4,901,612	80,303

Income before provision for income taxes	5,800,257	684,847	6,831,222	1,165,842

Income tax expense	(2,128,376)	(4,294)	(2,480,940)	(5,501)

Net income	3,671,881	680,553	4,350,282	1,160,341

Other comprehensive income (loss)
Unrealized investment gain (loss)	42,388	41,941	(27,251)	(29,044)

Comprehensive income	$3,714,269	$722,494	$4,323,031	$1,131,297

Weighed average number of shares outstanding:
Basic	4,023,439	4,061,853	4,024,378	4,062,883
Diluted	4,024,181	4,062,423	4,025,069	4,063,314

Net income per share:
Basic	$0.91	$0.17	$1.08	$0.29
Diluted	$0.91	$0.17	$1.08	$0.29

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities:
Net income	$4,350,282	$1,160,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60,666	47,004
Deferred income taxes	2,056,321	—
Undistributed earnings in joint venture - Majestic 21	(69,110)	(68,815)
Losses from investments in retirement community limited partnerships	—	57,350
Gain on sale of investment in retirement community	(3,990,000)	—
Inventory impairment	86,583	—
Stock-based compensation	611	7,143
Decrease (increase) in:
Accounts receivable	526,726	(339,194)
Inventories	(819,580)	(558,716)
Pre-owned homes	124,273	(314,523)
Income tax receivable	335	5,501
Prepaid expenses and other current assets	(213,206)	(656,987)
Interest receivable	(7,596)	—
(Decrease) increase in:
Accounts payable	(79,823)	596,860
Accrued compensation	(5,084)	(42,660)
Accrued expenses and other current liabilities	12,409	264,355
Income taxes payable	414,284	—
Customer deposits	(63,630)	302,103

Net cash provided by operating activities	2,384,461	459,762

Cash flows from investing activities:
Purchase of property, plant and equipment	(750,000)	(20,989)
Distribution from joint venture - Majestic 21	1,000,005	—
Proceeds from sale of investment in retirement community, net	960,000	—
Collections on mortgage notes receivable	2,045	78
Increase in cash surrender value of life insurance	(89,999)	(63,000)

Net cash provided by (used in) investing activities	1,122,051	(83,911)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	30,370	15,820
Proceeds from sale of treasury stock	5,001	—
Purchase of treasury stock	(132,386)	(131,520)

Net cash used in financing activities	(97,015)	(115,700)

Increase in cash and cash equivalents	3,409,497	260,151

Cash and cash equivalents at beginning of year	16,769,292	14,116,412

Cash and cash equivalents at end of quarter	$20,178,789	$14,376,563

Supplemental disclosure of cash flows information:

Income taxes paid	$10,000	$—

Note receivable acquired from sale of investment in retirement community	$3,030,000	$—

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and six months ended April 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended April 30, 2016 are not necessarily indicative of the results of the full fiscal year.

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

New home inventory is carried at the lower of cost or market value. The cost of finished home inventories is determined on the specific identification method and is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or market value.

Pre-owned inventory is valued at the lower of the Company’s cost to acquire the inventory plus refurbishment costs incurred to date to bring the inventory to a more saleable state. This amount is reduced by a valuation reserve which management believes results in inventory being valued at market.

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory is as follows:

	April 30, 2016	October 31, 2015
Raw materials	$719,080	$721,751
Work-in-process	116,463	113,891
Finished homes	5,912,154	5,114,568
Model home furniture and others	91,588	69,495

Inventories, net	$6,839,285	$6,019,705

Pre-owned homes	$5,109,921	$5,516,272
Inventory impairment reserve	(1,229,613)	(1,425,108)

	3,880,308	4,091,164
Less homes expected to sell in 12 months	(1,146,105)	(1,366,974)

Pre-owned homes, long-term	$2,734,203	$2,724,190

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	April 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$267,397	$—	$435,327

	October 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$294,648	$—	$462,578

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

•	Level 1 - Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

•	Level 3 - Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis.

	April 30, 2016
	Level 1	Level 2	Level 3
Equity securities in a public company	$435,327	$—	$—

	October 31, 2015
	Level 1	Level 2	Level 3
Equity securities in a public company	$462,578	$—	$—

Note 5	Investment in Retirement Community Limited Partnerships

The Company has a 31.3% limited partnership interest in Walden Woods South LLC (“Walden Woods”), which is a retirement community. The carrying value of the Walden Woods investment is zero at April 30, 2016 and October 31, 2015, respectively.

The following is summarized financial information of Walden Woods*:

	March 31, 2016	September 30, 2015
Total Assets	$3,773,201	$3,638,114
Total Liabilities	$5,866,992	$5,444,435
Total Equity	$(2,093,791)	$(1,806,321)

*Due to Walden Woods having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement community. The Company received $960,000 cash, net of $40,000 costs paid, and a note receivable for $3,030,000, which is payable to the Company in $500,000 installments each July 1st and January 1st, plus interest at 3.0%. The Company recognized a gain of $3,990,000 for the three and six months ended April 30, 2016.

Note 6	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Beginning accrued warranty expense	$100,000	$75,000	$100,000	$75,000
Less: reduction for payments	(156,905)	(50,078)	(300,373)	(90,966)
Plus: additions to accrual	156,905	50,078	300,373	90,966

Ending accrued warranty expense	$100,000	$75,000	$100,000	$75,000

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

Note 8	Revenues by Products and Service

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Manufactured housing	$7,634,460	$6,135,855	$14,849,800	$11,328,023
Pre-owned homes	416,343	509,247	523,659	842,133
Insurance agent commissions	65,037	61,016	116,431	112,762

Total net sales	$8,115,840	$6,706,118	$15,489,890	$12,282,918

Note 9	Commitments and Contingent Liabilities

Majestic 21 – The Company is a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided a $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. On April 28, 2016 the Company received a distribution of $1,000,005 from the joint venture. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of April 30, 2016, the outstanding principal balance of the note was $1,104,760 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,996,176. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Note 10	Proceeds Received Under Escrow Arrangement

In April 2016, the Company received $788,566 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company, These distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company as received, which has been the Company’s past practice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the second quarter of 2016 were $8,115,840, up 21% compared to $6,706,118 in the second quarter of 2015. Total net sales for the first six months of 2016 were $15,489,890 up 26% compared to $12,282,918 for the first six months of 2015.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Homes sold through Company owned sales centers:
New homes	60	51	117	94
Pre-owned homes	7	12	9	20
Homes sold to independent dealers	59	66	132	128
Total new factory built homes produced	160	141	300	253
Average new manufactured home price – retail	$68,636	$61,769	$69,525	$66,106
Average new manufactured home price – wholesale	$37,557	$33,842	$36,783	$33,713
As a percent of net sales:
Gross profit from the Company owned retail sales centers	17%	17%	17%	17%
Gross profit from the manufacturing facilities – including intercompany sales	18%	17%	18%	18%

Sales to two publicly traded REITs and other companies which own multiple retirement communities in our market area accounted for approximately 22% and 45% of our sales for the first six months ended April 30, 2016 and May 2, 2015, respectively. Accounts receivable due from these customers were approximately $1,634,264 at April 30, 2016.

The demand for affordable manufactured housing in Florida and the U.S. is improving. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2015 through April 2016 were up approximately 27% from the same period last year. Our sales and earnings continue to be affected by the challenging housing environment, the uncertainty of the U.S. and world economy, employment levels, consumer confidence and, in particular, the lack of available retail and wholesale financing. Constrained consumer credit and the lack of lenders in the industry, partly as a result of an increase in government regulations, have limited many affordable manufactured housing buyers from purchasing homes.

We understand that during this uncertain economic environment, maintaining our strong financial position is vital for future growth and success. Because of the recent years of very challenging business conditions in our market area, management will continue to evaluate all expenses and react in a manner consistent with maintaining our strong financial position.

The Company has specialized for 49 years in the design and production of quality, affordable manufactured homes at its plant located in central Florida. With multiple retail sales centers, an insurance subsidiary, and investments in retirement manufactured home communities, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2016 were $65,037 compared to $57,341 in the second quarter of 2015. Total insurance agent commission revenues for the first six months of 2016 were $116,431 compared to $104,811 for the first six months of 2015. The insurance agent commissions resulted from new policies and renewals generated. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at April 30, 2016 and October 31, 2015.

Gross profit as a percentage of net sales was 24% in second quarter of 2016 compared to 23% in the second quarter of 2015 and was 24% for the first six months of 2016 compared to 22% for the first six months of 2015. The gross profit in second quarter of 2016 was $1,965,568 compared to $1,538,168 in the second quarter of 2015 and was $3,722,003 for the first six months of 2016 compared to $2,710,937 for the first six months of 2015. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit is primarily due to the increase in new home sales, increase in the wholesale selling price and increase in the average gross profit on each retail home sold.

Selling, general and administrative expenses as a percent of net sales was 12% in second quarter of 2016 compared to 13% in the second quarter of 2016 and was 12% for the first six months of 2016 compared to 13% for the first six months of 2015. Selling, general and administrative expenses in second quarter of 2016 was $1,011,699 compared to $877,449 in the second quarter of 2015 and was $1,792,393 for the first six months of 2016 compared to $1,625,398 for the first six months of 2015. The increase in expenses resulted from the increase in compensation expenses directly related to our increased sales.

Our earnings from Majestic 21 in the second quarter of 2016 were $35,702 compared to $35,237, for the second quarter of 2015. Our earnings from Majestic 21 for the first six months of 2016 were $69,110, compared to $68,815 for the first six months of 2015. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company.

We received $788,566 under an escrow arrangement related to the finance revenue sharing agreement between 21st Mortgage Corporation and the Company in the second quarter of 2016.

We recognized a gain on the sale of our 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) in the amount of $3,990,000 for the second quarter of 2016.

We earned interest of $22,044 for the second quarter of 2016 compared to $16,852 for the second quarter of 2015. For the first six months of 2016, interest earned was $34,091 compared to $29,972 in the first six months of 2015. The increase is primarily due to the note receivable acquired in the sale of the investment in retirement community.

The Company recorded an income tax expense in the amount of $2,128,376 in the second quarter of 2016 as compared to $4,294 in second quarter 2015. Income tax expense for the six months of 2016 was $2,480,940 compared to $5,501 for the second quarter of 2015.

We reported net income of $3,671,881 for the second quarter of 2016 or $0.91 per share, compared to $680,553 or $0.17 per share, for the second quarter of 2015. For the first six months of 2016 net income was $4,350,282 or $1.08 per share, compared to $1,160,341 or $0.29 per share, in the first six months of 2015.

Liquidity and Capital Resources

Cash and cash equivalents were $20,178,789 at April 30, 2016 compared to $16,769,292 at October 31, 2015. Short-term investments were $435,327 at April 30, 2016 compared to $462,578 at October 31, 2015. Working capital was $29,426,668 at April 30, 2016 as compared to $25,702,925 at October 31, 2015. In January 2016, the Company purchased the land for one existing retail sales center for $750,000. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $3.0 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of April 30, 2016, the Company continued to report a strong balance sheet which included total assets of approximately $48 million which was funded primarily by stockholders’ equity of approximately $43 million.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2016. Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were effective.

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

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 through Item 5.

Item 6.	Exhibits

10.1		Promissory note between Nobility Parks II, LLC and AKM Investments, LTD

31.	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.	(a)	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350

	(b)	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101.		Interactive data filing formatted in XBRL

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: June 14, 2016	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 14, 2016	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: June 14, 2016	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer