Form 10-Q
period 2016-07-30
NOBILITY HOMES INC
filed 2016-09-13
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on September 13, 2016
Common Stock	4,020,207

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	July 30, 2016	October 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,308,809	$16,769,292
Short-term investments	422,151	462,578
Accounts receivable – trade	3,077,283	2,937,922
Note receivable	500,000	—
Mortgage notes receivable	9,164	9,851
Income tax receivable	—	335
Inventories	6,280,367	6,019,705
Pre-owned homes	1,245,653	1,366,974
Prepaid expenses and other current assets	495,754	826,180
Deferred income taxes	613,568	655,193

Total current assets	34,952,749	29,048,030
Property, plant and equipment, net	4,702,882	3,964,878
Pre-owned homes	2,283,336	2,724,190
Interest receivable	27,997	—
Note receivable, less current portion	2,030,000	—
Mortgage notes receivable, long term	175,135	177,644
Other investments	1,341,263	2,243,729
Deferred income taxes	—	1,210,630
Cash surrender value of life insurance	3,050,468	2,915,469
Other assets	156,287	156,287

Total assets	$48,720,117	$42,440,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$413,320	$704,467
Accrued compensation	378,862	390,573
Accrued expenses and other current liabilities	926,971	926,204
Income taxes payable	675,037	—
Customer deposits	1,205,072	1,323,861

Total current liabilities	3,599,262	3,345,105
Deferred income taxes	966,677	—

Total liabilities	4,565,939	3,345,105

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,662,414	10,650,723
Retained earnings	42,737,630	37,493,077
Accumulated other comprehensive income	207,297	247,724
Less treasury stock at cost, 1,344,700 shares in 2016 and 1,333,338 shares in 2015	(9,989,654)	(9,832,263)

Total stockholders’ equity	44,154,178	39,095,752

Total liabilities and stockholders’ equity	$48,720,117	$42,440,857

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$9,779,621	$7,059,263	$25,269,511	$19,342,181
Cost of goods sold	(7,599,070)	(5,495,061)	(19,366,957)	(15,067,042)

Gross profit	2,180,551	1,564,202	5,902,554	4,275,139
Selling, general and administrative expenses	(940,059)	(776,930)	(2,732,452)	(2,402,328)

Operating income	1,240,492	787,272	3,170,102	1,872,811

Other income (loss):
Interest income	43,155	10,437	77,246	40,409
Undistributed earnings in joint venture – Majestic 21	28,429	37,212	97,539	106,027
Proceeds received under escrow arrangement	—	—	788,566	—
Losses from investments in retirement community limited partnerships	—	(89,053)	—	(146,403)
Gain on sale of investment in retirement community	—	—	3,990,000	—
Miscellaneous	5,559	1,030	25,404	39,896

Total other income (loss)	77,143	(40,374)	4,978,755	39,929

Income before provision for income taxes	1,317,635	746,898	8,148,857	1,912,740
Income tax expense	(423,364)	(128)	(2,904,304)	(5,629)

Net income	894,271	746,770	5,244,553	1,907,111
Other comprehensive income (loss)
Unrealized investment gain (loss)	(13,176)	28,035	(40,427)	(1,009)

Comprehensive income	$881,095	$774,805	$5,204,126	$1,906,102

Weighed average number of shares outstanding:
Basic	4,022,311	4,048,554	4,023,689	4,058,106
Diluted	4,023,714	4,048,994	4,024,739	4,058,540
Net income per share:
Basic	$0.22	$0.18	$1.30	$0.47
Diluted	$0.22	$0.18	$1.30	$0.47

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net income	$5,244,553	$1,907,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90,998	70,506
Deferred income taxes	2,218,932	—
Undistributed earnings in joint venture – Majestic 21	(97,539)	(106,027)
Losses from investments in retirement community limited partnerships	—	146,403
Gain on sale of investment in retirement community	(3,990,000)	—
Inventory impairment	186,583	—
Stock-based compensation	1,070	8,215
Decrease (increase) in:
Accounts receivable	(139,361)	(834,478)
Inventories	(260,662)	(690,390)
Pre-owned homes	375,592	31,747
Income tax receivable	335	5,629
Prepaid expenses and other current assets	330,426	(692,147)
Interest receivable	(27,997)	—
(Decrease) increase in:
Accounts payable	(291,147)	88,085
Accrued compensation	(11,711)	(51,141)
Accrued expenses and other current liabilities	767	237,702
Income taxes payable	675,037	—
Customer deposits	(118,789)	236,076

Net cash provided by operating activities	4,187,017	357,291

Cash flows from investing activities:
Purchase of property, plant and equipment	(829,002)	(42,375)
Distribution from joint venture – Majestic 21	1,000,005	500,000
Proceeds from sale of investment in retirement community, net	960,000	—
Collections on note receivable	500,000	—
Collections on mortgage notes receivable	3,196	431
Increase in cash surrender value of life insurance	(134,999)	(94,500)

Net cash provided by investing activities	1,499,200	363,556

Cash flows from financing activities:
Proceeds from exercise of employee stock options	39,616	15,820
Purchase of treasury stock	(186,386)	(227,854)

Net cash used in financing activities	(146,770)	(212,034)

Increase in cash and cash equivalents	5,539,517	508,813
Cash and cash equivalents at beginning of year	16,769,292	14,116,412

Cash and cash equivalents at end of quarter	$22,308,809	$14,625,225

Supplemental disclosure of cash flows information:
Income taxes paid	$10,000	$—

Note receivable acquired from sale of investment in retirement community	$3,030,000	$—

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and nine months ended July 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended July 30, 2016 are not necessarily indicative of the results of the full fiscal year.

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory is as follows:

	July 30, 2016	October 31, 2015
Raw materials	$676,791	$721,751
Work-in-process	121,446	113,891
Finished homes	5,384,185	5,114,568
Model home furniture and others	97,945	69,495

Inventories, net	$6,280,367	$6,019,705

Pre-owned homes	$4,668,344	$5,516,272
Inventory impairment reserve	(1,139,355)	(1,425,108)

	3,528,989	4,091,164
Less homes expected to sell in 12 months	(1,245,653)	(1,366,974)

Pre-owned homes, long-term	$2,283,336	$2,724,190

Note 3 Short-term Investments

The following is a summary of short-term investments (available for sale):

	July 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$254,221	$—	$422,151

	October 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$294,648	$—	$462,578

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

•	Level 1 – Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

•	Level 3 – Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis.

	July 30, 2016
	Level 1	Level 2	Level 3
Equity securities in a public company	$422,151	$—	$—

	October 31, 2015
	Level 1	Level 2	Level 3
Equity securities in a public company	$462,578	$—	$—

Note 5 Investment in Retirement Community Limited Partnerships

The Company has a 31.3% limited partnership interest in Walden Woods South LLC (“Walden Woods”), which is a retirement community. The carrying value of the Walden Woods investment was zero at July 30, 2016 and October 31, 2015, respectively.

The following is summarized financial information of Walden Woods*:

	June 30, 2016	September 30, 2015
Total Assets	$3,604,691	$3,638,114
Total Liabilities	$5,744,531	$5,444,435
Total Equity	$(2,139,840)	$(1,806,321)

*Due to Walden Woods having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement community. The Company received $960,000 of cash, net of $40,000 of cost paid and a note receivable for $3,030,000, which is payable to the Company in $500,000 installments each July 1st and January 1st, plus interest at 3.0%. The Company recognized a gain of $3,990,000 for the nine months ended July 30, 2016. The Company received the first installment due January 1st 2017 on June 8th 2016.

Note 6 Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Beginning accrued warranty expense	$100,000	$75,000	$100,000	$75,000
Less: reduction for payments	(86,789)	(82,079)	(387,161)	(173,045)
Plus: additions to accrual	86,789	82,709	387,161	173,045

Ending accrued warranty expense	$100,000	$75,000	$100,000	$75,000

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

Note 8 Revenues by Products and Service

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Manufactured housing	$9,134,856	$6,569,133	$23,984,656	$17,897,155
Pre-owned homes	581,844	434,546	1,105,503	1,276,679
Insurance agent commissions	62,921	55,584	179,352	168,347

Total net sales	$9,779,621	$7,059,263	$25,269,511	$19,342,181

Note 9 Commitments and Contingent Liabilities

Majestic 21 – The Company is a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided a $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. On April 28, 2016 the Company received a distribution of $1,000,005 from the joint venture. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the required collateral value. As of July 30, 2016, the outstanding principal balance of the note was $1,010,067 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,847,205. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Note 10 Proceeds Received Under Escrow Arrangement

In April 2016, the Company received $788,566 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. These distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company as received, which has been the Company’s past practice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the third quarter of 2016 were $9,779,621 up 39% compared to $7,059,263 in the third quarter of 2015. Total net sales for the first nine months of 2016 were $25,269,511 up 31% compared to $19,342,181 for the first nine months of 2015.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Homes sold through Company owned sales centers:
New homes	84	63	201	157
Pre-owned homes	11	9	21	29
Homes sold to independent dealers	56	55	188	183
Total new factory built homes produced	124	129	424	382
Average new manufactured home price – retail	$71,935	$63,164	$70,532	$64,926
Average new manufactured home price – wholesale	$39,144	$34,578	$37,473	$34,005
As a percent of net sales:
Gross profit from the Company owned retail sales centers	16%	16%	17%	16%
Gross profit from the manufacturing facilities – including intercompany sales	19%	16%	18%	16%

Sales to two publicly traded REITs and other companies which own multiple retirement communities in our market area accounted for approximately 19% and 24% of our sales for the first nine months ended July 30, 2016 and August 1, 2015, respectively. Accounts receivable due from these customers were approximately $1,877,755 at July 30, 2016.

The demand for affordable manufactured housing in Florida and the U.S. is improving. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2015 through July 2016 were up approximately 22% from the same period last year. Our sales and earnings continue to be affected by the challenging housing environment, the uncertainty of the U.S. and world economy, employment levels, consumer confidence and, in particular, the lack of available retail and wholesale financing. Constrained consumer credit and the lack of lenders in the industry, partly as a result of an increase in government regulations, have limited many affordable manufactured housing buyers from purchasing homes.

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

Insurance agent commission revenues in the third quarter of 2016 were $62,921 compared to $55,584 in the third quarter of 2015. Total insurance agent commission revenues for the first nine months of 2016 were $179,352 compared to $168,347 for the first nine months of 2015. The insurance agent commissions resulted from new policies and renewals generated. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at July 30, 2016 and October 31, 2015.

Gross profit as a percentage of net sales was 22% in third quarter of 2016 compared to 22% in the third quarter of 2015 and was 23% for the first nine months of 2016 compared to 22% for the first nine months of 2015. The gross profit in third quarter of 2016 was $2,180,551 compared to $1,564,202 in the third quarter of 2015 and was $5,902,554 for the first nine months of 2016 compared to $4,275,139 for the first nine months of 2015. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold.

Selling, general and administrative expense as a percent of net sales was 10% in third quarter of 2016 compared to 11% in the third quarter of 2015 and was 11% for the first nine months of 2016 compared to 12% for the first nine months of 2015. Selling, general and administrative expense in third quarter of 2016 was $940,059 compared to $776,930 in the third quarter of 2015 and was $2,732,452 for the first nine months of 2016 compared to $2,402,328 for the first nine months of 2015. The increase in expense resulted from the increase in compensation expense directly related to our increased sales.

Our earnings from Majestic 21 in the third quarter of 2016 were $28,429 compared to $37,212, for the third quarter of 2015. Our earnings from Majestic 21 for the first nine months of 2016 were $97,539 compared to $106,027 for the first nine months of 2015. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company.

We received $788,566 under an escrow arrangement related to the finance revenue sharing agreement between 21st Mortgage Corporation and the Company in the second quarter of 2016.

We recognized a gain on the sale of our 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) in the amount of $3,990,000 for the second quarter of 2016.

We earned interest of $43,155 for the third quarter of 2016 compared to $10,437 for the third quarter of 2015. For the first nine months of 2016, interest earned was $77,246 compared to $40,409 in the first nine months of 2015. The increase is primarily due to the note receivable acquired in the sale of the investment in the Cypress Creek retirement community.

The Company recorded an income tax expense in the amount of $423,364 in the third quarter of 2016 as compared to $128 in third quarter 2015. Income tax expense for the nine months of 2016 was $2,904,304 compared to $5,629 for the third quarter of 2015. In 2015, the company had an allowance against the net deferred tax asset which was exhausted at the end of the year. Income tax expense during the year was limited due to the allowance. In 2016, the company had increased profitability and no allowance thus had substantially higher income tax expense.

We reported net income of $894,271 for the third quarter of 2016 or $0.22 per share, compared to $746,770 or $0.18 per share, for the third quarter of 2015. For the first nine months of 2016 net income was $5,244,553 or $1.30 per share, compared to $1,907,111 or $0.47 per share, in the first nine months of 2015.

Liquidity and Capital Resources

Cash and cash equivalents were $22,308,809 at July 30, 2016 compared to $16,769,292 at October 31, 2015. Short-term investments were $422,151 at July 30, 2016 compared to $462,578 at October 31, 2015. Working capital was $31,353,487 at July 30, 2016 as compared to $25,702,925 at October 31, 2015. In January 2016, the Company purchased the land for one existing retail sales center for $750,000. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $3.0 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of July 30, 2016, the Company continued to report a strong balance sheet which included total assets of approximately $49 million and stockholders’ equity of approximately $44 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15e and 15d – 15e under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 30, 2016. Integrated Framework (2013) issued by the Company of Sponsoring Organizations of the Treadway Commission and determined that its controls were effective.

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

NOBILITY HOMES, INC.

DATE: September 13, 2016	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman, President and Chief Executive Officer

DATE: September 13, 2016	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President, and Chief Financial Officer

DATE: September 13, 2016	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer and Principal Accounting Officer