Form 10-K
period 2016-11-05
NOBILITY HOMES INC
filed 2017-01-27
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended November 5, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (899,912 shares), based on the closing price on the over-the-counter market on April 29, 2016 (the last business day of the second quarter of fiscal 2016), was approximately $13,498,680.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding on January 27, 2017
Common Stock	4,004,840

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held March 10, 2017	Part III, Items 10-14

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

Our floor plans can be built as an on-frame modular home. We have been approved to build A.N.S.I. (American National Standards Institute) Park models less than 400 square feet and exposure D homes.

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

The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product. Nobility’s homes are delivered by outside trucking companies. Nobility estimates that it can compete effectively within a range of approximately 350 miles from its manufacturing plant in Ocala, Florida. Substantially all of Nobility’s sales are made in Florida.

Retail Sales

Prestige Home Centers, Inc., our wholly-owned subsidiary, operates ten retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 64% and 61% of Nobility’s sales during fiscal years 2016 and 2015, respectively.

Each of Prestige’s retail sales centers are located within 350 miles of Nobility’s Ocala manufacturing facility. Prestige owns the land at five of its retail sales centers and leases the remaining five retail sales centers from unaffiliated parties under leases with terms between one and three years with renewal options.

The primary customers of Prestige are homebuyers who generally purchase manufactured homes to place on their own home sites. Prestige operates its retail sales centers with a model home concept. Each of the homes displayed at its retail sales centers is furnished and decorated as a model home. Although the model homes may be purchased from Prestige’s model home inventory, generally, customers order homes which are shipped directly from the factory to their home site. Prestige sales generally are to purchasers living within a radius of approximately 100 miles from the selling retail lot. The Company’s internet-based marketing program generates numerous leads which are directed to the Prestige retail sales centers to assist a potential buyer in purchasing a home.

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

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement manufactured home community located in Wither Have, Florida. The Company received $960,000 cash, net of $40,000 cost paid and a note receivable for $3,030,000, plus interest at 3.0%, which is payable to the Company in $500,000 installments each July 1st and January 1st, commencing January 1, 2017 through July 1, 2019. The Company received its first $500,000 payment in June 2016 prior to the required date. Payments are applied first to any outstanding principal and then to accrued interest at the end of the term. The Company recognized a gain of $3,990,000.

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2016 and 2015.

Mountain Financial, Inc. ceased providing construction financing to buyers in 2015 after legislation changed permitted practices for financing construction loans.

Wholesale Sales to Manufactured Home Communities

Nobility sells its homes on a wholesale basis exclusively through two full-time salespersons to approximately 30 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers. Sales to two publicly traded REITs (Real Estate Investment Trusts) which own multiple retirement communities in our market area accounted for $3,581,320 or 11% and $629,345 or 2% of our total sales in fiscal year 2016 and $1,209,705 or 4% and $2,166,625 or 8% of our total sales in fiscal year 2015. Other companies which own multiple retirement communities in our market area accounted for $1,416,180 or 4% of our total sales in fiscal year 2016 and $3,120,000 or 11% of our total sales in fiscal year 2015.

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

Employees

As of January 6, 2017, the Company had 140 full-time employees, including 34 employed by Prestige. Approximately 80 employees are factory personnel compared to approximately 73 in such positions a year ago and 60 are in management, administrative, supervisory, sales and clerical positions (including 31 management and sales personnel employed by Prestige) compared to approximately 56 a year ago. In addition, Nobility employs part-time employees when necessary.

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

As of January 27, 2017, Nobility owned two manufacturing plants:

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

Nobility’s Belleview facility has been vacant since June 2015 and is listed for sale with an independent real estate agent. This facility is listed on the balance sheet as property held for sale (other asset) for $386,018. This facility is constructed of metal and concrete construction. The property is in good condition and requires little maintenance. The Belleview manufacturing plant was closed and its operations were consolidated into the Ocala manufacturing plant in the second quarter of 2009 due to the reduction in our manufacturing operations. The Company leased the Belleview plant to a third party in February 2011 until June 2015.

Prestige owns the properties on which it’s Pace (closed February 2012), Panama City, Yulee, Punta Gorda, Ocala North and Auburndale, Florida retail sales centers are located. In January 2016, the Company purchased the land for the Auburndale retail sales center for $750,000. Prestige leases the property for its other 5 retail sales centers. The Pace property is currently under contract with a buyer. This property is included on the balance sheet as property held for sale (current asset) for $213,437.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock currently trades under the symbol NOBH on the OTCQX market. The following table shows the range of high and low sales prices and/or high and low bid quotations (as applicable) for the common stock for each fiscal quarter of 2016 and 2015 on the OTCQX market. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year End
Fiscal	November 5, 2016		October 31, 2015
Quarter	High	Low	High	Low
1st	$14.00	$11.50	$10.50	$9.05
2nd	15.00	12.15	12.00	9.25
3[r]d	15.99	13.00	11.25	9.40
4th	16.35	14.06	13.00	9.85

Holders

At January 27, 2017, the approximate number of holders of record of common stock was 125 (not including individual participants in security position listings).

Dividends

The Board of Directors declared no dividends in fiscal years 2016 and 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the end of the fiscal year ended November 5, 2016. For further information, see Note 13 of “Notes to Consolidated Financial Statements”.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,000	$12.10	295,000
Equity compensation plans not approved by security holders	1,000	8.49	—

Total	6,000	$11.50	295,000

Recent Sales of Unregistered Securities

During fiscal 2016 and 2015, the Company sold 4,000 and 2,000 shares respectively, of common stock upon the exercise of outstanding stock options to certain of its employees. The stock options were exercised at a weighted average exercise price of $9.72 in 2016 and $7.91 in 2015. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 in reliance upon Rule 701 of the Securities Act of 1933.

Issuer Repurchases of Equity Securities

The following table represents information with respect to purchases by the Company of its common stock during the months presented:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
Nov 1 – Nov 30, 2015	6,475	$11.55	N/A	N/A
Dec 1 – Dec 31, 2015	4,800	$12.00	N/A	N/A
Jun 1 – Jun 30, 2016	4,000	$13.50	N/A	N/A
Sep 1 – Sep 30, 2016	17,100	$15.90	N/A	N/A

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2016 and 2015, Nobility continued to experience consumer demand for smaller, less expensive homes. Our three, four and five bedroom manufactured homes are favored by families, compared with the one, two and three-bedroom homes that typically appeal to the retirement buyers who reside in the manufactured housing communities.

In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.

In the third quarter of fiscal year 2009, Majestic 21, a joint venture that the Company owns 50% of, secured $5,000,000 in financing from a commercial bank to support loan originations. The Company guarantees 50% of this financing. As of November 5, 2016, the outstanding principal balance of the note was $915,373 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,762,128.

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

The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 5, 2016 (fiscal year 2016) consisted of a fifty-three week period and the year ended October 31, 2015 (fiscal year 2015) consisted of a fifty-two week period.

Results of Operations

Total net sales in fiscal year 2016 were $34,053,290 compared to $27,836,804 in fiscal year 2015. The Company reported net income of $5,965,194 in fiscal year 2016, compared to a net income of $2,915,395 during fiscal year 2015.

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended November 5, 2016 and October 31, 2015.

	2016	2015
New homes sold through Company owned sales centers	273	217
Pre-owned homes sold through Company owned sales centers:
Buy Back	18	16
Repossessions	3	11
Trade-Ins	8	11
Homes sold to independent dealers	255	257
Total new factory built homes produced	584	533
Average new manufactured home price—retail	$70,296	$66,643
Average new manufactured home price—wholesale	$37,638	$34,512
As a percent of net sales:
Gross profit from the Company owned retail sales centers	17%	16%
Gross profit from the manufacturing facilities—including intercompany sales	18%	17%

Sales to two publicly traded REITs and other companies which own multiple retirement communities in our market area accounted for approximately 17% and 23% of our sales for the fiscal year ended November 5, 2016 and October 31, 2015 respectively. Accounts receivable due from these customers were $1,196,813 at November 5, 2016.

The demand for affordable manufactured housing in Florida and the U.S. is improving. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2015 through October 2016 were up approximately 18% from the same period last year. Our sales and earnings continue to be affected by the uncertainty of the U.S. and world economy, employment levels, consumer confidence and, in particular, the lack of available retail and wholesale financing. Constrained consumer credit and the lack of lenders in the industry, partly as a result of an increase in government regulations, have limited many affordable manufactured housing buyers from purchasing homes.

We understand that during this improving but still uncertain economic environment, maintaining our strong financial position is vital for future growth and success. Because of the recent years of very challenging business conditions in our market area, management will continue to evaluate all expenses and react in a manner consistent with maintaining our strong financial position, while exploring opportunities to expand our distribution and manufacturing operations.

Our many years of experience in the Florida market, combined with home buyers’ increased need for more affordable housing, should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

The Company has specialized for over 49 years in the design and production of quality, affordable manufactured homes at its plant located in central Florida. With multiple retail sales centers, an insurance subsidiary, and an investment in a retirement manufactured home community, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in fiscal year 2016 were $235,259 compared to $211,017 in fiscal year 2015. We have established appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 5, 2016 and October 31, 2015.

Cost of goods sold at our manufacturing facilities include: materials, direct and indirect labor and manufacturing expenses (which consists of factory occupancy, salary and salary related, delivery costs, manufactured home service costs and other manufacturing expenses). Cost of goods sold at our retail sales centers include: appliances, air conditioners, electrical and plumbing hook-ups, furniture, insurance, impact and permit fees, land and home fees, manufactured home, service warranty, setup contractor, interior drywall finish, setup display, skirting, steps, well, septic tank and other expenses.

Gross profit as a percentage of net sales was 23% in fiscal year 2016 compared to 22% in fiscal year 2015. Our gross profit of $7,936,135 for 2016 increased 29% compared to $6,135,375 for 2015. The increase in gross profit percentage is primarily due to the increase in the average retail and wholesale selling price on each home sold.

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

Selling, general and administrative expenses increased $588,413 from 2015 to 2016. As a percent of net sales, selling, general and administrative expenses were 11% in both fiscal year 2016 and 2015. The increase in selling, general and administrative expenses in 2016 resulted from the increase in compensation expenses directly related to our increased sales.

The Company earned interest on cash, cash equivalents and short-term investments in the amount of $112,802 in fiscal year 2016 compared to $59,985 in fiscal year 2015. Interest income is dependent on our cash balance and available rates of return and the increase is primarily due to the accrued interest of $48,376 from the note receivable acquired in the sale of the investment in the Cypress Creek retirement manufactured home community.

The Company earned $123,772 from its joint venture, Majestic 21, in fiscal year 2016 compared to $138,469 in fiscal year 2015. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

In April 2016, the Company received $788,566 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The Company did not receive a distribution for fiscal year 2015. These distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company as received, which has been the Company’s past practice.

The Company recorded a non-cash loss on its investment in Cypress Creek of $146,403 in fiscal year 2015 which resulted in the Company’s investment being reduced to zero. No loss was recorded for Walden Woods in fiscal year 2016 as there is no remaining cost basis in this investment.

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement manufactured home community. The Company had previously written this investment down to $0, resulting in a gain of $3,990,000.

The Company realized pre-tax income of $9,184,236 in fiscal year 2016 compared to a pre-tax income of $3,051,201 in fiscal year 2015.

The Company recorded an income tax expense of approximately $3,219,000 in fiscal year 2016 compared to approximately $136,000 in fiscal year 2015. The increase in the tax expense is due to 1) increase in year over year net income, and 2) in 2015, the Company was able to utilize net operating loss carryforwards and other deferred tax assets, which were partially reduced by a significant valuation allowance, to offset a significant portion of the income tax expense and current tax liability.

Net income in fiscal year 2016 was $5,965,194 or $1.48 per basic and diluted share and net income in fiscal year 2015 was $2,915,395 or $0.72 per basic and diluted share.

Liquidity and Capital Resources

Cash and cash equivalents were $24,562,638 at November 5, 2016 compared to $16,769,292 at October 31, 2015. Short-term investments were $481,025 at November 5, 2016 compared to $462,578 at October 31, 2015. The increase in cash was due primarily to an increase in our net income. Working capital was $32,761,352 at November 5, 2016 as compared to $25,702,925 at October 31, 2015. In January 2016, the Company purchased the land for the Auburndale retail sales center for $750,000. Nobility owns the entire inventory for its Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and does not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

The Company currently has no line of credit facility and does not believe that such a facility is currently necessary to its operations. The Company has no debt. The Company also has approximately $3.1 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of November 5, 2016, the Company continued to report a strong balance sheet which included total assets of approximately $51 million which was funded primarily by stockholders’ equity of approximately $45 million.

Looking ahead, the Company’s strong balance sheet and significant cash reserves accumulated in profitable years has allowed the Company to remain sufficiently liquid so as to allow continuation of operations and should enable the Company to take advantage of market opportunities when presented by an expected improvement in the overall and the industry specific economy in fiscal 2017 and beyond. Management believes it has sufficient levels of liquidity as of the date of the filing of this Form 10-K to allow the Company to operate into the foreseeable future.

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

The Company recognizes revenue from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 5, 2016 or October 31, 2015.

Inventory Impairment Reserve

The Company has raw materials, work-in-process, finish home and pre-owned home inventory. The Company continually reviews its inventory to determine if there is a decline in the fair value below the cost basis. Historically, the Company has only recorded valuation allowances for its pre-owned home inventory. The Company acquires pre-owned homes from 21st Mortgage Corporation, trade-ins on new home sales, and other sources. Management primarily uses current sales values of new and pre-owned homes to determine market value. When the cost of a housing unit exceeds market value, a valuation reserve is recorded and the loss is recorded in the accompanying consolidated statements of comprehensive income.

Investments in Retirement Communities

The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a 236 residential lot manufactured home community named Walden Woods located in Homosassa, Florida. The majority owner of Walden Woods is the Company’s principal shareholder.

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement manufactured home community located in Winter Haven, Florida. The Company received $960,000 cash, net of $40,000 cost paid and a note receivable for $3,030,000, plus interest at 3.0%, which is payable to the Company in $500,000 installments each July 1st and January 1st, commencing January 1, 2017 through July 1, 2019. The Company received its first $500,000 payment in June 2016 prior to the required date. Payments are applied first to any outstanding principal and then to accrued interest at the end of the term. The Company recognized a gain of $3,990,000.

The investment in Walden Woods and Cypress Creek are accounted for under the equity method of accounting and all allocations of profit and loss are on pro-rata basis. Since the Company’s maximum exposure is limited to its investment in Walden Woods and Cypress Creek, management has concluded that the Company would not absorb a majority of Walden Woods’ and Cypress Creek’s expected losses nor receive a majority of Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 810, “Consolidations” (ASC 810).

Investment in Majestic 21

On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided a $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 5, 2016, the outstanding principal balance of the note was $915,373 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,762,128. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

At November 5, 2016, there was approximately $210,314 in loan loss reserves or 1.77% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 5, 2016, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21 and retirement community limited partnerships).

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

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. and subsidiaries (the “Company”) as of November 5, 2016, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of October 31, 2015, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unmodified opinion on those financial statements in their report dated January 28, 2016.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and subsidiaries as of November 5, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WithunSmith+Brown, PC
Orlando, Florida
January 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Nobility Homes, Inc.

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. and subsidiaries (the “Company”) as of October 31, 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year ended October 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and subsidiaries as of October 31, 2015, and the results of their operations and their cash flows for the year ended October 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Averett Warmus Durkee, P.A.

Orlando, Florida

January 28, 2016

Nobility Homes, Inc.

Consolidated Balance Sheets

November 5, 2016 and October 31, 2015

	November 5,	October 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$24,562,638	$16,769.292
Short-term investments	481,025	462,578
Accounts receivable—trade	2,641,763	2,937,922
Note receivable	500,000	—
Mortgage notes receivable	9,717	9,851
Income tax receivable	—	335
Inventories	6,969,081	6,019,705
Pre-owned homes, net	1,295,694	1,366,974
Property held for sale	213,437	—
Prepaid expenses and other current assets	638,939	826,180
Deferred income taxes	556,773	655,193

Total current assets	37,869,067	29,048,030
Property, plant and equipment, net	4,063,711	3,964,878
Pre-owned homes, net	1,733.610	2,724,190
Interest receivable	48,376	—
Note receivable, less current portion	2,030,000	—
Mortgage notes receivable, less current portion	174,270	177,644
Other investments	1,367,496	2,243,729
Property held for sale	386,018	—
Deferred income taxes	—	1,210,630
Cash surrender value of life insurance	3,085,916	2,915,469
Other assets	156,287	156,287

Total assets	$50,914,751	$42,440,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$835,279	$704,467
Accrued compensation	682,815	390,573
Accrued expenses and other current liabilities	1,123,698	926,204
Income taxes payable	759,128	—
Customer deposits	1,706,795	1,323,861

Total current liabilities	5,107,715	3,345,105
Deferred income taxes	1,140,529	—

	6,248,244	3,345,105

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,663,348	10,650,723
Retained earnings	43,458,271	37,493,077
Accumulated other comprehensive income	266,171	247,724
Less treasury stock at cost, 1,361,300 shares in 2016 and 1,333,338 shares in 2015	(10,257,774)	(9,832,263)

Total stockholders’ equity	44,666,507	39,095,752

Total liabilities and stockholders’ equity	$50,914,751	$42,440,857

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Comprehensive Income

For the years ended November 5, 2016 and October 31, 2015

	Year Ended
	November 5, 2016	October 31, 2015
Net sales	$34,053,290	$27,836,804
Cost of goods sold	(26,117,155)	(21,701,429)

Gross profit	7,936,135	6,135,375
Selling, general and administrative expenses	(3,782,336)	(3,193,923)

Operating income	4,153,799	2,941,452

Other income (loss):
Interest income	112,802	59,985
Undistributed earnings in joint venture—Majestic 21	123,772	138,469
Proceeds received under escrow arrangement	788,566	—
Losses from investments in retirement community limited partnerships	—	(146,403)
Gain on sale of investment in retirement community, net	3,990,000	—
Miscellaneous	15,297	57,698

Total other income	5,030,437	109,749

Income before provision for income taxes	9,184,236	3,051,201
Income tax expense	(3,219,042)	(135,806)

Net income	5,965,194	2,915,395
Other comprehensive income (loss)
Unrealized investment gain (loss)	18,447	(33,866)

Comprehensive income	$5,983,641	$2,881,529

Weighed average number of shares outstanding:
Basic	4,021,019	4,052,865
Diluted	4,022,083	4,053,362
Net income per share:
Basic	$1.48	$0.72
Diluted	$1.48	$0.72

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended November 5, 2016 and October 31, 2015

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 1, 2014	4,063,869	$536,491	$10,643,866	$34,577,682	$281,590	$(9,489,669)	$36,549,960
Purchase of treasury stock	(34,800)	—	—	—	—	(360,844)	(360,844)
Stock-based compensation	—	—	9,287	—	—	—	9,287
Unrealized investment loss	—	—	—	—	(33,866)	—	(33,866)
Exercise of employee stock options	2,500	—	(2,430)	—	—	18,250	15,820
Net income	—	—	—	2,915,395	—	—	2,915,395

Balance at October 31, 2015	4,031,569	$536,491	$10,650,723	$37,493,077	$247,724	$(9,832,263)	$39,095,752
Purchase of treasury stock	(32,375)	—	—	—	—	(458,276)	(458,276)
Stock-based compensation	413	—	3,470	—	—	3,060	6,530
Unrealized investment gain	—	—	—	—	18,447	—	18,447
Exercise of employee stock options	4,000	—	9,155	—	—	29,705	38,860
Net income	—	—	—	5,965,194	—	—	5,965,194

Balance at November 5, 2016	4,003,607	$536,491	$10,663,348	$43,458,271	$266,171	$(10,257,774)	$44,666,507

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended November 5, 2016 and October 31, 2015

	Year Ended
	November 5, 2016	October 31, 2015
Cash flows from operating activities:
Net income	$5,965,194	$2,915,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98,616	110,169
Deferred income taxes	2,449,579	130,177
Undistributed earnings in joint venture — Majestic 21	(123,772)	(138,469)
Losses from investments in retirement community limited partnerships	—	146,403
Gain on sale of investment in retirement community, net	(3,990,000)	—
Loss on disposal of property, plant and equipment	32,098	—
Inventory impairment	271,583	75,000
Stock-based compensation	6,530	9,287
Decrease (increase) in:
Accounts receivable — trade	296,159	(796,454)
Inventories	(949,376)	(503,165)
Pre-owned homes	790,277	384,039
Income tax receivable	335	5,629
Prepaid expenses and other current assets	187,241	(539,190)
Interest receivable	(48,376)	—
Increase in:
Accounts payable	130,812	202,208
Accrued compensation	292,242	70,071
Accrued expenses and other current liabilities	197,494	399,908
Income taxes payable	759,128	—
Customer deposits	382,934	294,773

Net cash provided by operating activities	6,748,698	2,765,781

Cash flows from investing activities:
Purchase of property, plant and equipment	(829,002)	(117,976)
Distributions from joint venture – Majestic 21	1,000,005	500,000
Proceeds from sale of investment in retirement community, net	960,000	—
Collections on note receivable	500,000	—
Collections on mortgage notes receivable	3,508	431
Increase in cash surrender value of life insurance	(170,447)	(150,332)

Net cash provided by investing activities	1,464,064	232,123

Cash flows from financing activities:
Proceeds from exercise of employee stock options	38,860	15,820
Purchase of treasury stock	(458,276)	(360,844)

Net cash (used in) financing activities	(419,416)	(345,024)

Increase in cash and cash equivalents	7,793,346	2,652,880
Cash and cash equivalents at beginning of year	16,769,292	14,116,412

Cash and cash equivalents at end of year	$24,562,638	$16,769,292

Supplemental disclosure of cash flows information:
Income taxes paid	$10,000	$—

Note receivable acquired from sale of investment in retirement community	$3,030,000	$—

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1 Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”) Nobility Parks I, LLC, Nobility Parks II, LLC and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and licensed mortgage loan originator and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. At November 5, 2016 Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda.

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 5, 2016 (fiscal year 2016) consisted of a fifty-three week period and the year ended October 31, 2015 (fiscal year 2015) consisted of a fifty-two week period.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 5, 2016 or October 31, 2015.

Notes to Consolidated Financial Statements

Revenues by Products and Services – Revenues by net sales from manufactured housing, pre-owned homes, and insurance agent commissions for the years ended November 5, 2016 and October 31, 2015 are as follows:

	2016	2015
Manufactured housing	$32,189,695	$25,904,715
Pre-owned homes	1,628,336	1,721,072
Insurance agent commissions	235,259	211,017

Total net sales	$34,053,290	$27,836,804

Cash and Cash Equivalents – The Company considers all money market accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At November 5, 2016 or October 31, 2015, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

Accounts receivable fluctuates due to the number of homes sold to independent dealers. The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer.

Investments – The Company’s investments consist of equity securities of a public company. Investments with maturities of less than one year are classified as short-term investments. The Company’s equity investment in a public company is classified as “available-for-sale” and carried at fair value. Unrealized gains on the available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income.

The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the accompanying consolidated statements of income and other comprehensive income.

Inventories – New home inventory is carried at the lower of cost or market value. The cost of finished home inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or fair market value.

The Company acquired certain repossessed pre-owned inventory (Buy Back Inventory) in 2011 as part of an Amendment of the FRSA agreement with 21st Mortgage Corporation. This inventory is valued at the Company’s cost to acquire determined on the specific identification method, plus refurbishment costs (any item on the home that needs to be repaired or replaced) incurred to date to bring the inventory to a more saleable state. The Buy Back inventory amount is reduced where necessary on a unit specific basis by a valuation reserve which management believes results in inventory being valued at market.

Other pre-owned homes are acquired (Repossessions Inventory) as a convenience to the Company’s joint venture partner, 21st Mortgage Corporation. This inventory has been repossessed by 21st Mortgage Corporation or through mortgage foreclosure. The Company acquired this inventory at the amount of the uncollected balance of the financing at the time of the foreclosure/repossessions by 21st Mortgage Corporation. The Company records this inventory at cost determined on the specific identification method. All of the refurbishment costs are paid by 21st Mortgage Corporation. This arrangement assists 21st Mortgage Corporation with liquidation their repossessed inventory. The timing of these repurchases by the Company is unpredictable as it is based on the repossessions 21st Mortgage Corporation incurs in the portfolio. When the home is sold, the Company retains the cost of the home, an interest factor on the cost of the home and a sales commission for the sale of the home, from the sales proceeds. Any additional proceeds are paid to 21st Mortgage. Any shortfall from the proceeds to cover these amounts is paid by 21st Mortgage to the Company.    As the Company has no risk of loss on the sale, there is no valuation allowance necessary for this inventory.

Pre-owned homes are also taken as trade-ins on new home sales (Trade-in Inventory). This inventory is recorded at estimated actual wholesale value which is generally lower then market value, determined on the specific identification method, plus refurbishment costs incurred to date to bring the inventory to a more saleable state. The Trade-in inventory amount is reduced where necessary on a unit specific basis by a valuation reserve which management believes results in inventory being valued at market.

Notes to Consolidated Financial Statements

Other inventory costs are determined on a first-in, first-out basis.

See Note 6 for further discussion of inventories.

Property, Plant and Equipment – Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Routine maintenance and repairs are charged to expense when incurred. Major replacements and improvements are capitalized. Gains or losses are credited or charged to earnings upon disposition.

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity, 21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact Majestic 21 economic performance therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 810, “Consolidations” (ASC 810). Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes as of November 5, 2016 or October 31, 2015. Based on management’s evaluation, there was no impairment of this investment at November 5, 2016 or October 31, 2015.

The Company entered into an arrangement in 2002 with 21st Mortgage to repurchase certain pre-owned homes. Under this arrangement or any other arrangement, the Company is not obligated to repurchase any foreclosed/repossessed units of Majestic 21 as it does not have a repurchase agreement or any other guarantees with Majestic 21. However, the Company buys from 21st Mortgage foreclosed/repossessed units from the Majestic 21 portfolio and acts as a remarketing agent. It resells those units through the Company’s network of retail centers which management believes benefits the historical loss experience of the joint venture. The only impact on the Company’s operations from this arrangement are commissions earned on the resale of these units and interest earned for the Company’s carrying costs of the units while in inventory.

See Note 15 for discussion of the Company’s guarantee of a $5 million note payable of Majestic 21.

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

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement manufactured home community located in Winter Haven, Florida. The Company received $960,000 cash, net of $40,000 cost paid and a note receivable for $3,030,000, plus interest at 3.0%, which is payable to the Company in $500,000 installments each July 1st and January 1st, commencing January 1, 2017 through July 1, 2019. The Company received its first $500,000 payment in June 2016 prior to the required date. Payments are applied first to any outstanding principal and then to accrued interest at the end of the term. The Company recognized a gain of $3,990,000. During 2015, the Company’s investment in Cypress Creek was reduced to zero from recurring operating losses.

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

Customer Deposits – A retail customer is required to make a down payment ranging from $500 to 35% of the retail contract price based upon the credit worthiness of the customer. The retail customer receives the full down payment back when the Company is not able to obtain retail financing. If the retail customer receives retail financing and decides not to go through with the retail sale, the Company can withhold 20% of the retail contract price. The Company does not typically receive any deposits from independent dealers.

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

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2016 and 2015 are as follows:

	2016	2015
Beginning accrued warranty expense	$100,000	$75,000
Less: reduction for payments	(476,039)	(326,988)
Plus: additions to accrual	501,039	351,988

Ending accrued warranty expense	$125,000	$100,000

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

The Company tracks the warranty claims per home. Based on the history of the warranty claims, the Company has determined that a majority of warranty claims usually occur within the first three months after the home is sold. The Company determines its warranty accrual using the last three months of home sales. Accrued warranty costs are included in accrued expenses in the accompanying consolidated balance sheets.

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

Rebate Program – The Company has a rebate program for some dealers based upon the number and type of home purchased, which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. The rebate liability for fiscal year 2015 was $73,647. There were no rebate earned by dealers during fiscal year 2016.

Advertising – Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $211,000 and $243,000 for fiscal years 2016 and 2015, respectively.

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

Comprehensive Income – Comprehensive income includes net income as well as other comprehensive income or loss. The Company’s other comprehensive income or loss consists of unrealized gains or losses on available-for-sale securities, net of related taxes.

Segments – The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information on a company-wide or consolidated basis. Accordingly, the Company accounts for its operations in accordance with FASB ASC No. 280, “Segment Reporting.” No segment disclosures have been made as the Company considers its business activities as a single segment.

Major Customers – Sales to two publicly traded REITs (Real Estate Investment Trusts) which own multiple retirement communities in our market area accounted for $3,581,320 or 11% and $629,345 or 2% of our total sales in fiscal year 2016 and $1,209,705 or 4% and $2,166,625 or 8% of our total sales in fiscal year 2015. Other companies which own multiple retirement communities in our market area accounted for $1,416,180 or 4% of our total sales in fiscal year 2016 and $3,120,000 or 11% of our total sales in fiscal year 2015. Accounts receivable due from these customers were $1,196,813 and $2,754,599 at November 5, 2016 and October 31, 2015 respectively.

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

Concentration of Retail Financing Sources –There are two national lenders that service the manufactured housing industry with several others who specialize in government insured loans (Fannie, Freddie, FHA, VA, etc.). With only a few lenders dedicated to our industry, the loss of any of them could adversely affect our retail sales.

Recently Issued Accounting Pronouncements – In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases” (ASU 2016-02). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. The Company believes the implementation of this guidance will have no material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company has not adopted ASU 2015-17 and believes the implementation of this guidance will have no material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2016. The Company does not expect this amendment to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer; and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted. The Company believes the implementation of this guidance will have no material impact on its consolidated financial statements.

NOTE 2 Investments

The following is a summary of short-term investments (available for sale):

	November 5, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$313,095	$—	$481,025

	October 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$294,648	$—	$462,578

The fair values were estimated based on unadjusted quoted prices at each respective period end.

NOTE 3 Fair Values of Financial Investments

The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

The Company accounts for the fair value of financial investments in accordance with FASB ASC No. 820, “Fair Value Measurements” (ASC 820).

ASC 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The ASC 820 fair value hierarchy is defined as follows:

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value at November 5, 2016 and October 31, 2015.

	November 5, 2016
	Level 1	Level 2	Level 3
Equity securities in a public company	$481,025	$—	$—

Notes to Consolidated Financial Statements

	October 31, 2015
	Level 1	Level 2	Level 3
Equity securities in a public company	$462,578	$—	$—

NOTE 4 Related Party Transactions

Affiliated Entities

TLT, Inc. – Our President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). Our President owns between a 24.75% and a 49.5% direct and indirect interest in each of these limited partnerships. Our Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2016 and 2015.

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

See Note 15 for discussion of the Company’s guarantee of a $5 million note payable of Majestic 21.

The following is summarized financial information of the Company’s joint venture:

	November 5, 2016	October 31, 2015
Total Assets	$11,207,304	$14,499,423
Total Liabilities	$8,972,312	$10,511,965
Total Equity	$2,234,992	$3,987,458
Net Income	$247,545	$276,945

Distributions received from the joint venture amounted to approximately $1,000,000 and $500,000 for fiscal year 2016 and 2015 respectively.

With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21.

Investment in Retirement Community Limited Partnerships – The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement manufactured home community named Walden Woods located in Homosassa, Florida. The Company’s investment in Walden Woods is fully impaired. The majority owner of Walden Woods is the Company’s principal shareholder. The Company’s principal shareholder guaranteed the financing used to purchase Walden Woods Park, which created an implicit guarantee from the Company. The implicit guarantee caused Walden Woods Park to be a variable interest entity as defined in ASC 810. The Company is considered to currently have an implicit guarantee with Walden Woods because it is a related party to the primary guarantor. In determining the primary beneficiary of the variable interest entity, the Company has determined the principal shareholder has the power to direct the activities that most significantly impact the economic performance of Walden Woods. As a result, in accordance with ASC 810, Walden Woods has not been consolidated in the financial statements of the Company.

Notes to Consolidated Financial Statements

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement manufactured home community located in Winter Haven, Florida. The Company received $960,000 cash, net of $40,000 cost paid and a note receivable for $3,030,000, plus interest at 3.0%, which is payable to the Company in $500,000 installments each July 1st and January 1st, commencing January 1, 2017 through July 1, 2019. The Company received its first $500,000 payment in June 2016 prior to the required date. Payments are applied first to any outstanding principal and then to accrued interest at the end of the term. The Company recognized a gain of $3,990,000. During 2015, the Company’s investment in Cypress Creek was reduced to zero from recurring operating losses.

The investment in Walden Woods and Cypress Creek are accounted for under the equity method of accounting and all allocations of profit and loss are on pro-rata basis. Since the Company’s maximum exposure is limited to its investment in Walden Woods and Cypress Creek, management has concluded that the Company would not absorb a majority of Walden Woods’ and Cypress Creek’s expected losses nor receive a majority of Walden Woods’ and Cypress Creek’s expected residual returns; therefore, the Company is not required to consolidate Walden Woods and Cypress Creek with the accounts of Nobility Homes in accordance with ASC 810.

The following is summarized financial information of Walden Woods as of September 30, 2016 and Walden Woods and Cypress Creek as of September 30, 2015*:

	September 30,2016 (unaudited)	September 30, 2015 (unaudited)
Total Assets	$3,747,081	$13,273,488
Total Liabilities	$5,902,402	$17,101,517
Total Deficit	$(2,155,321)	$(3,828,029)

*	Due to Walden Woods, and Cypress Creek having a calendar year-end, the summarized financial information provided is from their most recent quarter. The Company’s investment in Cypress Creek was sold in 2016 and its summarized financial information is not included as of September 30, 2016.

The Company has no obligation to fund future operating losses of Walden Woods and accordingly, has not reduced the investment carrying value to less than zero.

NOTE 6 Inventories

The Company acquired a significant amount of repossessed pre-owned (Buy Back) inventory in 2011. Other pre-owned homes are periodically acquired (Repossessions) as a convenience to the Company’s joint venture partner. Pre-owned homes are also taken as trade-ins on new home sales (Trade-Ins). This inventory consists of individual homes and homes on a real estate parcel. The Company continually monitors this inventory and records a valuation allowance where necessary on a unit specific basis which management believes results in inventory being valued at market. The Company could experience additional losses on the disposition of these homes beyond the level of the reserve recorded by the Company.

A breakdown of the elements of inventory at November 5, 2016 and October 31, 2015 is as follows:

	November 5, 2016	October 31, 2015
Raw materials	$717,525	$721,751
Work-in-process	120,693	113,891
Finished homes	6,025,268	5,114,568
Model home furniture	105,595	69,495

Inventories	$6,969,081	$6,019,705

Pre-owned homes *	$4,014,119	$5,516,272
Inventory impairment reserve **	(984,815)	(1,425,108)

	3,029,304	4,091,164
Less homes expected to sell in 12 months	(1,295,694)	(1,366,974)

Pre-owned homes, long-term	$1,733,610	$2,724,190

Notes to Consolidated Financial Statements

*	The following table summarizes a breakdown of pre-owned homes inventory for fiscal years 2016 and 2015:

	Buy Back	Repossessions	Trade-Ins	Total
Balance at November 1, 2014	$5,173,960	$1,137,968	$10,555	$6,322,483
Additions	429,109	436,478	66,610	932,197
Sales	(1,287,831)	(416,337)	(34,240)	(1,738,408)

Balance at October 31, 2015	4,315,238	1,158,109	42,925	5,516,272
Additions	—	350,735	56,486	407,221
Sales	(1,745,955)	(106,453)	(56,966)	(1,909,374)

Balance at November 5, 2016	$2,569,283	$1,402,391	$42,445	$4,014,119

**	An analysis of the pre-owned home inventory impairment reserve at November 5, 2016 and October 31, 2016 is as follows:

	November 5, 2016	October 31, 2015
Balance at beginning of year	$1,425,108	$1,772,280
Less: Reductions for homes sold	(568,797)	(258,001)
Inventory holding costs	(143,079)	(141,468)
Additions to impairment reserve	271,583	52,297

Balance at end of year	$984,815	$1,425,108

NOTE 7 Property Held for Sale

The Company has offered for sale its former sales center in Pace, Florida and its former manufacturing facility in Belleview, Florida. Accordingly, these assets have been reclassified from property, plant and equipment as property held for sale in the accompanying balance sheet as of November 5, 2016. The Company as determined the fair value of its property held for sale exceeds its carrying value and no valuation allowance is necessary. The cost of the Pace property was reclassified as a current asset in the accompanying balance sheet as the property is under contract for sale at November 5, 2016.

NOTE 8 Property, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	November 5, 2016	October 31, 2015
Land	—	$2,870,463	$2,349,383
Land improvements	10-20	689,043	839,912
Buildings and improvements	15-40	2,019,429	2,813,761
Machinery and equipment	3-10	749,360	1,180,377
Furniture and fixtures	3-10	223,537	437,432

		6,551,832	7,620,865
Less accumulated depreciation		(2,488,121)	(3,655,987)

		$4,063,711	$3,964,878

Depreciation expense during the years ended November 5, 2016 and October 31, 2015 totaled $98,616 and $110,169, respectively.

NOTE 9 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	November 5, 2016	October 31, 2015
Accrued warranty expense	$125,000	$100,000
Accrued property and sales taxes	299,710	261,289
Other accrued expenses	698,988	564,915

Total accrued expenses and other current liabilities	$1,123,698	$926,204

Notes to Consolidated Financial Statements

NOTE 10 Proceeds Received Under Escrow Arrangement

In April 2016, the Company received $788,566 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The Company did not receive a distribution for fiscal year 2015. These distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company as received, which has been the Company’s past practice.

NOTE 11 Income Taxes

The Company computes income tax expense using the liability method. Under this method, deferred income taxes are provided, to the extent considered realizable by management, for basis differences of assets and liabilities for financial reporting and income tax purposes.

The Company follows guidance issued by the FASB with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of Florida. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not reflect any amounts for interest and penalties in its 2016 or 2015 statements of operations, nor are any amounts accrued for interest and penalties at November 5, 2016 and October 31, 2015.

The provision for income taxes for the years ended consists of the following:

	November 5, 2016	October 31, 2015
Current tax expense:
Federal	$769,463	$5,629
State	—	—

	769,463	5,629
Deferred tax expense	2,449,579	1,105,489
Valuation allowance	—	(975,312)

Income tax expense	$3,219,042	$135,806

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	November 5, 2016	October 31, 2015
Provision—federal statutory tax rate	$3,122,640	$1,037,408
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	253,435	110,759
Permanent differences:
Stock option expirations	—	6,045
Manufacturing and other deductions	(74,544)	—
Other	(82,489)	(43,094)
Changes in DTA valuation allowance	—	(975,312)

Income tax expense	$3,219,042	$135,806

Notes to Consolidated Financial Statements

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	November 5, 2016	October 31, 2015
Deferred tax assets:
Allowance for doubtful accounts	$87,261	$87,261
Inventories	440,988	651,980
Carrying value of other investments	6,313	1,186,668
Accrued expenses	156,260	75,141
Stock-based compensation	4,717	8,971

Total deferred tax assets	695,539	2,010,021
Deferred tax liabilities:
Depreciation	(38,050)	(37,982)
Installment sales of Cypress Creek	(871,277)	—
Carrying value of investments	(302,147)	—
State income tax refunds	—	(29,598)
Amortization	(58,810)	(58,810)
Prepaid expenses	(9,011)	(17,808)

Net deferred tax assets (liabilities)	$(583,756)	$1,865,823

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	November 5, 2016	October 31, 2015
Current assets:
Deferred tax assets	$684,509	$814,381
Deferred tax liabilities	(127,736)	(159,188)

Net current deferred taxes	556,773	655,193

Non-current assets:
Deferred tax assets	11,030	1,307,422
Deferred tax liabilities	(1,151,559)	(96,792)

Net non-current deferred taxes	(1,140,529)	1,210,630

Net deferred tax asset (liability)	$(583,756)	$1,865,823

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For fiscal years 2016 and 2015, the Company determined that a valuation reserve for the Company’s deferred tax assets was not considered necessary as the deferred tax assets were fully realizable.

NOTE 12 Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 32,375 and 34,800 shares of its common stock during fiscal years 2016 and 2015, respectively.

NOTE 13 Stock Option Plan

In June 2011, the Company’s Board of Directors adopted and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee directors. A total of 300,000 shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. At November 5, 2016 options available for future grant under the plan were 295,000 and 5,000 options were outstanding.

Notes to Consolidated Financial Statements

As of November 5, 2016, the Company has 1,000 stock options outstanding that were granted pursuant to individual award agreements outside of the 2011 Plan. The Company does not expect to award additional stock options outside of the 2011 Plan in the future.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2016 and 2015, the Company recognized approximately $1,500 and $9,000 in compensation cost related to stock options respectively.

A summary of information with respect to options granted is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at November 1, 2014	7,000	$7.91 - 10.45	$9.02
Granted	—	—	—
Exercised	(2,000)	7.91	7.91
Canceled	—	—	—

Outstanding at October 31, 2015	5,000	$8.49 - 10.45	$9.47

Granted	5,000	12.10	12.10
Exercised	(4,000)	8.49 - 10.45	9.72
Canceled	—	—	—

Outstanding at November 5, 2016	6,000	$8.49 - 12.10	$11.50	$24,010

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2016 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on November 5, 2016.

The following table summarizes information about the outstanding stock options at November 5, 2016:

Options Outstanding				Options Exercisable
Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.49	1,000	—	$8.49	1,000	$8.49
$12.10	5,000	5	$12.10	—	$12.10

	6,000	4	$11.50	1,000	$8.49

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

Notes to Consolidated Financial Statements

NOTE 14 Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution of up to 20% of an employee’s contribution, up to a maximum of 6% of an employee’s compensation. The contribution expense charged to operations in fiscal years 2016 and 2015 was $20,000.

NOTE 15 Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through November 2017. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to $188,416 and $189,333 in fiscal year 2016 and 2015, respectively.

Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of November 5, 2016 are as follows for the fiscal years ending:

2017	$20,009

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 5, 2016, the outstanding principal balance of the note was $915,373 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,762,128. Should the collateral not be sufficient, the Company’s maximum exposure at November 5, 2016, would be 50% or $457,687 of the outstanding principal balance. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On November 5, 2016 there was approximately $210,314 in loan loss reserves or 1.77% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 5, 2016 based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2017 annual meeting of shareholders.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (77)	Chairman of the Board and President of Nobility since 1967; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (53)	Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Jean Etheredge (71)	Secretary since 1967.

Lynn J. Cramer, Jr. (71)	Treasurer since 1980.

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

Item 11. Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2017 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2017 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2017 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2017 annual meeting of shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedules

Report of WithumSmith+Brown, PC

Report of Averett Warmus Durkee. P.A.

Consolidated Balance Sheets at November 5, 2016 and October 31, 2015

Consolidated Statements of Comprehensive Income for the Years Ended November 5, 2016 and October 31, 2015

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 5, 2016 and October 31, 2015

Consolidated Statements of Cash Flows for the Years Ended November 5, 2016 and October 31, 2015

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

3.(a)	Nobility’s Articles of Incorporation, as amended (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	Bylaws, as amended March 28, 1994 (filed as an exhibit to Nobility’s Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.)

10.(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility’s For 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	2011 Stock Incentive Plan (filed as part of Nobility’s definitive proxy statement filed on June 7, 2011 and incorporated herein by reference).

(c)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

(d)	Finance Revenue Sharing Agreement dated April 10, 2004 between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(e)	Seventh Amendment to the Finance Revenue Sharing Agreement dated April 10, 2004 with 21st Mortgage Corporation (filed as an exhibit to Nobility’s Form 8-K filed November 14, 2011 and incorporated herein by reference).

(f)	Loan and Security Agreement dated May 20, 2009, by and among Clayton Bank & Trust, Majestic 21 Partnership, 21st Mortgage Corporation, Majestic Homes, Inc. and the Company, as guarantor (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(g)	Term Note dated May 20, 2009 in favor of Clayton Bank & Trust (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(h)	Promissory Note dated March 31, 2016, payable to Nobility Parks II, LLC.

21.1	Subsidiaries of Nobility.

23.1	Consent of WithumSmith+Brown, PC

31.(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(b)	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.	Interactive data filing formatted in XBRL.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: January 27, 2017	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive
Officer)

DATE: January 27, 2017	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: January 27, 2017	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 27, 2017	By:	/s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: January 27, 2017	By:	/s/ Richard C. Barberie
Richard C. Barberie, Director

DATE: January 27, 2017	By:	/s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: January 27, 2017	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Director