Form 10-Q
period 2017-02-04
NOBILITY HOMES INC
filed 2017-03-20
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended February 4, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on March 20, 2017
Common Stock	4,004,840

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	February 4,	November 5,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,366,530	$24,562,638
Short-term investments	596,192	481,025
Accounts receivable - trade	2,367,120	2,641,763
Note receivable	—	500,000
Mortgage notes receivable	10,596	9,717
Inventories	7,573,643	6,969,081
Pre-owned homes, net	1,617,393	1,295,694
Property held for sale	213,437	213,437
Prepaid expenses and other current assets	646,108	638,939
Deferred income taxes	443,859	556,773

Total current assets	38,834,878	37,869,067
Property, plant and equipment, net	4,096,400	4,063,711
Pre-owned homes, net	1,132,964	1,733,610
Interest receivable	66,970	48,376
Note receivable, less current portion	1,530,000	2,030,000
Mortgage notes receivable, less current portion	173,391	174,270
Other investments	1,396,094	1,367,496
Property held for sale	386,018	386,018
Cash surrender value of life insurance	3,145,915	3,085,916
Other assets	156,287	156,287

Total assets	$50,918,917	$50,914,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$771,477	$835,279
Accrued compensation	506,641	682,815
Accrued expenses and other current liabilities	879,927	1,123,698
Income taxes payable	304,827	759,128
Customer deposits	2,123,967	1,706,795

Total current liabilities	4,586,839	5,107,715
Deferred income taxes	833,886	1,140,529

Total liabilities	5,420,725	6,248,244

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,667,908	10,663,348
Retained earnings	44,161,594	43,458,271
Accumulated other comprehensive income	381,338	266,171
Less treasury stock at cost, 1,360,067 shares in 2017 and 1,361,300 shares in 2016	(10,249,139)	(10,257,774)

Total stockholders’ equity	45,498,192	44,666,507

Total liabilities and stockholders’ equity	$50,918,917	$50,914,751

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	February 4,	January 30,
	2017	2016
Net sales	$8,573,400	$7,374,050
Cost of goods sold	(6,549,336)	(5,617,615)

Gross profit	2,024,064	1,756,435
Selling, general and administrative expenses	(967,587)	(780,694)

Operating income	1,056,477	975,741

Other income:
Interest income	40,447	12,047
Undistributed earnings in joint venture - Majestic 21	28,598	33,408
Miscellaneous	4,771	9,769

Total other income	73,816	55,224

Income before provision for income taxes	1,130,293	1,030,965
Income tax expense	(426,970)	(352,564)

Net income	703,323	678,401
Other comprehensive income
Unrealized investment gain (loss)	115,167	(69,639)

Comprehensive income	$818,490	$608,762

Weighed average number of shares outstanding:
Basic	4,004,238	4,025,316
Diluted	4,005,538	4,025,952
Net income per share:
Basic	$0.18	$0.17
Diluted	$0.18	$0.17

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 4,	January 30,
	2017	2016
Cash flows from operating activities:
Net income	$703,323	$678,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	24,615	30,333
Deferred income taxes	(193,729)	352,564
Undistributed earnings in joint venture - Majestic 21	(28,598)	(33,408)
Inventory impairment	65,000	26,583
Stock-based compensation	5,895	152
Decrease (increase) in:
Accounts receivable - trade	274,643	637,510
Inventories	(604,562)	(468,619)
Pre-owned homes, net	213,947	(57,067)
Income tax receivable	—	(10,000)
Prepaid expenses and other current assets	(7,169)	58,340
Interest receivable	(18,594)	—
(Decrease) increase in:
Accounts payable	(63,802)	(170,858)
Accrued compensation	(176,174)	(80,351)
Accrued expenses and other current liabilities	(243,771)	(160,299)
Income taxes payable	(454,301)	—
Customer deposits	417,172	91,169

Net cash provided by (used in) operating activities	(86,105)	894,450

Cash flows from investing activities:
Purchase of property, plant and equipment	(57,304)	(750,000)
Collections on note receivable	1,000,000	—
Increase in cash surrender value of life insurance	(59,999)	(41,999)

Net cash provided by (used in) investing activities	882,697	(791,999)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	7,300	30,370
Purchase of treasury stock	—	(132,386)

Net cash provided by (used in) financing activities	7,300	(102,016)

Increase in cash and cash equivalents	803,892	435
Cash and cash equivalents at beginning of year	24,562,638	16,769,292

Cash and cash equivalents at end of quarter	$25,366,530	$16,769,727

Supplemental disclosure of cash flows information:
Income taxes paid	$1,075,000	$10,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three months ended February 4, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended February 4, 2017 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 5, 2016.

Recently Issued Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases” (ASU 2016-02). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. The Company believes the implementation of this guidance will have no material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer; and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is permitted for fiscal years beginning after December 15, 2016. The Company believes the implementation of this guidance will have no material impact on its consolidated financial statements.

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

The Company acquired certain repossessed pre-owned inventory (Buy Back Inventory) in 2011 as part of an Amendment of the Finance Revenue Sharing Agreement (FRSA) agreement with 21st Mortgage Corporation. This inventory is valued at the Company’s cost to acquire determined on the specific identification method, plus refurbishment costs (any item on the home that needs to be repaired or replaced) incurred to date to bring the inventory to a more saleable state. The Buy Back inventory amount is reduced where necessary on a unit specific basis by a valuation reserve which management believes results in inventory being valued at market.

Other pre-owned homes are acquired (Repossessions Inventory) as a convenience to the Company’s joint venture partner, 21st Mortgage Corporation. This inventory has been repossessed by 21st Mortgage Corporation or through mortgage foreclosure. The Company acquired this inventory at the amount of the uncollected balance of the financing at the time of the foreclosure/repossessions by 21st Mortgage Corporation. The Company records this inventory at cost determined on the specific identification method. All of the refurbishment costs are paid by 21st Mortgage Corporation. This arrangement assists 21st Mortgage Corporation with liquidation of their repossessed inventory. The timing of these repurchases by the Company is unpredictable as it is based on the repossessions 21st Mortgage Corporation incurs in the portfolio. When the home is sold, the Company retains the cost of the home, an interest factor on the cost of the home and a sales commission for the sale of the home, from the sales proceeds. Any additional proceeds are paid to 21st Mortgage. Any shortfall from the proceeds to cover these amounts is paid by 21st Mortgage to the Company. As the Company has no risk of loss on the sale, there is no valuation allowance necessary for this inventory.

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory is as follows:

	February 4,	November 5,
	2017	2016
Raw materials	$754,593	$717,525
Work-in-process	113,288	120,693
Finished homes	6,592,581	6,025,268
Model home furniture and others	113,181	105,595

Inventories	$7,573,643	$6,969,081

Pre-owned homes	$3,646,843	$4,014,119
Inventory impairment reserve	(896,486)	(984,815)

	2,750,357	3,029,304
Less homes expected to sell in 12 months	(1,617,393)	(1,295,694)

Pre-owned homes, long-term	$1,132,964	$1,733,610

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	February 4, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$428,262	$—	$596,192

	November 5, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$313,095	$—	$481,025

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

The Company accounts for the fair value of financial investments in accordance with FASB Accounting Standards Codification (ASC) No. 820 “Fair Value Measurements” (ASC 820).

ASC 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The ASC 820 fair value hierarchy is defined as follows:

•	Level 1 - Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

•	Level 3 - Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	February 4, 2017
	Level 1	Level 2	Level 3
Equity securities in a public company	$596,192	$—	$—

	November 5, 2016
	Level 1	Level 2	Level 3
Equity securities in a public company	$481,025	$—	$—

Note 5	Investment in Retirement Community Limited Partnership

The Company has a 31.3% limited partnership interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement community. The Company’s investment in Walden Woods is fully impaired at February 4, 2017 and November 5, 2016.

The following is summarized financial information of Walden Woods*:

	December 31,	September 30,
	2016	2016
Total Assets	$3,424,833	$3,747,081
Total Liabilities	$5,739,705	$5,902,402
Total Deficit	$(2,314,872)	$(2,155,321)

*	Due to Walden Woods having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

Note 6	Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended
	February 4,	January 30,
	2017	2016
Beginning accrued warranty expense	$125,000	$100,000
Less: reduction for payments	(88,846)	(143,468)
Plus: additions to accrual	88,846	143,468

Ending accrued warranty expense	$125,000	$100,000

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

Note 7	Net Income per Share

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

Note 8	Revenues by Products and Service

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended
	February 4,	January 30,
	2017	2016
Manufactured housing	$8,020,617	$7,215,341
Pre-owned homes	485,264	107,316
Insurance agent commissions	67,519	51,393

Total net sales	$8,573,400	$7,374,050

Note 9	Commitments and Contingent Liabilities

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of February 4, 2017, the outstanding principal balance of the note was $820,679 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,719,841. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Note 10	Subsequent Event

The Board of Directors declared a one-time cash dividend of $.15 per common share for fiscal year 2016, on March 10, 2017. The cash dividend is payable on April 17, 2017 to stockholders of record as of March 27, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the first quarter of 2017 were $8,573,400 up 16% compared to $7,374,050 in the first quarter of 2016. The Company reported net income of $703,323 in first quarter 2017, compared to a net income of $678,401 during first quarter 2016.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended
	February 4,	January 30,
	2017	2016
New homes sold through Company owned sales centers	69	57
Pre-owned homes sold through Company owned sales centers:
Buy Back	4	1
Repossessions	3	0
Trade-Ins	1	1
Homes sold to independent dealers	71	73
Total new factory built homes produced	155	140
Average new manufactured home price - retail	$74,849	$70,460
Average new manufactured home price - wholesale	$36,101	$35,898
As a percent of net sales:
Gross profit from the Company owned retail sales centers	17%	17%
Gross profit from the manufacturing facilities - including intercompany sales	17%	18%

Sales to two publicly traded REITs and other companies which own multiple retirement communities in our market area accounted for approximately 15% and 23% of our sales for the first three months ended February 4, 2017 and January 30, 2016, respectively. Accounts receivable due from these customers were approximately $891,178 at February 4, 2017.

The demand for affordable manufactured housing in Florida and the U.S. continues to improve. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2016 through January 2017 were up approximately 8.9% from the same period last year. Our sales and earnings continue to be affected the lack of available retail and wholesale financing. Constrained consumer credit and the lack of lenders in the industry, partly as a result of an increase in government regulations, have limited many affordable manufactured housing buyers from purchasing homes.

We believe maintaining our strong financial position is vital for future growth and success. Because of the recent years of very challenging business conditions in our market area, management continues to evaluate all expenses and react in a manner consistent with maintaining our strong financial position, while exploring opportunities to expand our distribution and manufacturing operations.

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

Insurance agent commission revenues in the first quarter of 2017 were $67,519 compared to $51,393 in the first quarter of 2016. The insurance agent commissions resulted from new policies and renewals generated. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at February 4, 2017 and November 5, 2016.

Gross profit as a percentage of net sales was 24% in first quarter of 2017 and the first quarter of 2016. The gross profit in first quarter of 2017 was $2,024,064 compared to $1,756,435 in the first quarter of 2016. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit is primarily due to the increase in the number of homes sold.

Selling, general and administrative expense as a percent of net sales was 11% in first quarter of 2017 and the first quarter of 2016. Selling, general and administrative expenses in first quarter of 2017 were $967,587 compared to $780,694 in the first quarter of 2016. The increase in expenses resulted from the increase in compensation expenses directly related to our increased sales.

We earned interest of $40,447 for the first quarter of 2017 compared to $12,047 for the first quarter of 2016. Interest income is dependent on our cash balance and available rates of return and the increase is primarily due to the increase in accrued interest of $18,594 from the note receivable acquired in the sale of the investment in the Cypress Creek retirement manufactured home community.

Our earnings from Majestic 21 in the first quarter of 2017 were $28,598 compared to $33,408, for the first quarter of 2016. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

The Company recorded an income tax expense in the amount of $426,970 in the first quarter of 2017 as compared to $352,564 in first quarter of 2016.

We reported net income of $703,323 for the first quarter of 2017 or $0.18 per share, compared to $678,401 or $0.17 per share, for the first quarter of 2016.

Liquidity and Capital Resources

Cash and cash equivalents were $25,366,530 at February 4, 2017 compared to $24,562,638 at November 5, 2016. Short-term investments were $596,192 at February 4, 2017 compared to $481,025 at November 5, 2016. Working capital was $34,248,039 at February 4, 2017 as compared to $32,761,352 at November 5, 2016. In January 2016, the Company purchased the land for one existing retail sales center for $750,000. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations.    We have no debt. We also have approximately $3.1 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of February 4, 2017, the Company continued to report a strong balance sheet which included total assets of approximately $51 million and stockholders’ equity of approximately $45 million.

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

Forward-Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, increasing material costs, uncertain economic conditions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, possible labor shortages, possible materials shortages, increasing labor cost, cyclical nature of the manufactured housing industry, impact of fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack and any armed conflict involving the United States and the impact of inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of February 4, 2017.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

NOBILITY HOMES, INC.

DATE: March 20, 2017	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: March 20, 2017	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: March 20, 2017	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer