Form 10-Q
period 2017-05-06
NOBILITY HOMES INC
filed 2017-06-16
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 6, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

		Smaller reporting company	☒

Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ ;     No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on June 16, 2017
Common Stock	4,004,840

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	May 6,	November 5,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,636,624	$24,562,638
Short-term investments	609,649	481,025
Accounts receivable - trade	2,733,027	2,641,763
Note receivable	—	500,000
Mortgage notes receivable	12,822	9,717
Inventories	7,854,513	6,969,081
Pre-owned homes, net	1,421,517	1,295,694
Property held for sale	213,437	213,437
Prepaid expenses and other current assets	520,410	638,939
Deferred income taxes	493,559	556,773

Total current assets	39,495,558	37,869,067
Property, plant and equipment, net	4,170,090	4,063,711
Pre-owned homes, net	1,119,948	1,733,610
Interest receivable	78,413	48,376
Note receivable, less current portion	1,530,000	2,030,000
Mortgage notes receivable, less current portion	242,117	174,270
Other investments	1,424,217	1,367,496
Property held for sale	386,018	386,018
Cash surrender value of life insurance	3,205,917	3,085,916
Other assets	156,287	156,287

Total assets	$51,808,565	$50,914,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$809,675	$835,279
Accrued compensation	606,669	682,815
Accrued expenses and other current liabilities	1,039,300	1,123,698
Income taxes payable	821,546	759,128
Customer deposits	1,681,219	1,706,795

Total current liabilities	4,958,409	5,107,715
Deferred income taxes	831,283	1,140,529

Total liabilities	5,789,692	6,248,244

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,668,349	10,663,348
Retained earnings	44,668,377	43,458,271
Accumulated other comprehensive income	394,795	266,171
Less treasury stock at cost, 1,360,067 shares in 2017 and 1,361,300 shares in 2016	(10,249,139)	(10,257,774)

Total stockholders’ equity	46,018,873	44,666,507

Total liabilities and stockholders’ equity	$51,808,565	$50,914,751

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended		Six Months Ended
	May 6,	April 30,	May 6,	April 30,
	2017	2016	2017	2016
Net sales	$10,046,071	$8,115,840	$18,619,471	$15,489,890
Cost of goods sold	(7,647,187)	(6,150,272)	(14,196,523)	(11,767,887)

Gross profit	2,398,884	1,965,568	4,422,948	3,722,003
Selling, general and administrative expenses	(1,122,286)	(1,011,699)	(2,089,873)	(1,792,393)

Operating income	1,276,598	953,869	2,333,075	1,929,610

Other income:
Interest income	31,357	22,044	71,804	34,091
Undistributed earnings in joint venture - Majestic 21	28,123	35,702	56,721	69,110
Proceeds received under escrow arrangement	225,956	788,566	225,956	788,566
Gain on sale of investment in retirement community	—	3,990,000	—	3,990,000
Miscellaneous	9,891	10,076	14,662	19,845

Total other income	295,327	4,846,388	369,143	4,901,612

Income before provision for income taxes	1,571,925	5,800,257	2,702,218	6,831,222
Income tax expense	(464,416)	(2,128,376)	(891,386)	(2,480,940)

Net income	1,107,509	3,671,881	1,810,832	4,350,282
Other comprehensive income (loss)
Unrealized investment gain (loss)	13,457	42,388	128,624	(27,251)

Comprehensive income	$1,120,966	$3,714,269	$1,939,456	$4,323,031

Weighted average number of shares outstanding:
Basic	4,004,840	4,023,439	4,004,539	4,024,378
Diluted	4,006,047	4,024,181	4,005,793	4,025,069
Net income per share:
Basic	$0.28	$0.91	$0.45	$1.08
Diluted	$0.28	$0.91	$0.45	$1.08

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 6,	April 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,810,832	$4,350,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,774	60,666
Deferred income taxes	(246,032)	2,056,321
Undistributed earnings in joint venture - Majestic 21	(56,721)	(69,110)
Gain on sale of investment in retirement community	—	(3,990,000)
Inventory impairment	173,000	86,583
Stock-based compensation	6,336	611
Decrease (increase) in:
Accounts receivable	(91,264)	526,726
Inventories	(885,432)	(819,580)
Pre-owned homes	314,839	124,273
Income tax receivable	—	335
Prepaid expenses and other current assets	118,529	(213,206)
Interest receivable	(30,037)	(7,596)
(Decrease) increase in:
Accounts payable	(25,604)	(79,823)
Accrued compensation	(76,146)	(5,084)
Accrued expenses and other current liabilities	(84,398)	12,409
Income taxes payable	62,418	414,284
Customer deposits	(25,576)	(63,630)

Net cash provided by operating activities	1,013,974	2,384,461

Cash flows from investing activities:
Purchase of property, plant and equipment	(155,609)	(750,000)
Collections on note receivable	1,000,000	—
Distrbution from joint venture - Majestic 21	—	1,000,005
Proceeds from sale of investment in retirement community, net	—	960,000
Collections on mortgage notes receivable	354	2,045
Issuance of mortgage note receivable	(70,850)	—
Increase in cash surrender value of life insurance	(120,001)	(89,999)

Net cash provided by investing activities	653,438	1,122,051

Cash flows from financing activities:
Payment of cash dividend	(600,726)	—
Proceeds from exercise of employee stock options	7,300	30,370
Proceeds from sale of treasury stock	—	5,001
Purchase of treasury stock	—	(132,386)

Net cash used in financing activities	(593,426)	(97,015)

Increase in cash and cash equivalents	1,073,986	3,409,497
Cash and cash equivalents at beginning of year	24,562,638	16,769,292

Cash and cash equivalents at end of quarter	$25,636,624	$20,178,789

Supplemental disclosure of cash flow information:
Income taxes paid	$1,075,000	$10,000

Note receivable acquired from sale of investment in retirement community	$—	$3,030,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements as of and for the three and six months ended May 6, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended May 6, 2017 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 5, 2016.

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory is as follows:

	May 6,	November 5,
	2017	2016
Raw materials	$698,346	$717,525
Work-in-process	100,171	120,693
Finished homes	6,932,168	6,025,268
Model home furniture and others	123,828	105,595

Inventories	$7,854,513	$6,969,081

Pre-owned homes	$3,502,746	$4,014,119
Inventory impairment reserve	(961,281)	(984,815)

	2,541,465	3,029,304
Less homes expected to sell in 12 months	(1,421,517)	(1,295,694)

Pre-owned homes, long-term	$1,119,948	$1,733,610

Note 3 Short-term Investments

The following is a summary of short-term investments (available for sale):

	May 6, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$441,719	$—	$609,649

	November 5, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$313,095	$—	$481,025

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

ASC 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The ASC 820 fair value hierarchy is defined as follows:

•	Level 1 - Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

•	Level 3 - Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	May 6, 2017
	Level 1	Level 2	Level 3
Equity securities in a public company	$609,649	$—	$—

	November 5, 2016
	Level 1	Level 2	Level 3
Equity securities in a public company	$481,025	$—	$—

Note 5 Investment in Retirement Community Limited Partnership

The Company has a 31.3% limited partnership interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement community. The Company’s investment in Walden Woods is fully impaired at May 6, 2017 and November 5, 2016.

The following is summarized financial information of Walden Woods*:

	March 31,	September 30,
	2017	2016
Total Assets	$3,304,060	$3,747,081
Total Liabilities	$5,660,780	$5,902,402
Total Deficit	$(2,356,720)	$(2,155,321)

*Due to Walden Woods having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

Note 6 Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Six Months Ended
	May 6,	April 30,	May 6,	April 30,
	2017	2016	2017	2016
Beginning accrued warranty expense	$125,000	$100,000	$125,000	$100,000
Less: reduction for payments	(122,285)	(156,905)	(211,131)	(300,373)
Plus: additions to accrual	122,285	156,905	211,131	300,373

Ending accrued warranty expense	$125,000	$100,000	$125,000	$100,000

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

Note 8 Revenues by Products and Service

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended		Six Months Ended
	May 6,	April 30,	May 6,	April 30,
	2017	2016	2017	2016
Manufactured housing	$9,763,293	$7,634,460	$17,783,910	$14,849,800
Pre-owned homes	209,095	416,343	694,359	523,659
Insurance agent commissions	73,683	65,037	141,202	116,431

Total net sales	$10,046,071	$8,115,840	$18,619,471	$15,489,890

Note 9 Commitments and Contingent Liabilities

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note which matures on the earlier of May 31, 2019 or when the principal balance is less than $750,000. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of May 6, 2017, the outstanding principal balance of the note was $725,985 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,657,167. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Note 10 Cash Dividend

On March 10, 2017 the Board of Directors declared a one-time cash dividend of $.15 per common share to stockholders of record as of March 27, 2017. The cash dividend was paid from our cash reserves on April 17, 2017 in the amount of $600,726.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the second quarter of 2017 were $10,046,071 up 24% compared to $8,115,840 in the second quarter of 2016. Total net sales for the first six months of 2017 were $18,619,471 up 20% compared to $15,489,890 for the first six months of 2016.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Six Months Ended
	May 6,	April 30,	May 6,	April 30,
	2017	2016	2017	2016
New homes sold through Company owned sales centers	98	60	167	117
Pre-owned homes sold through Company owned sales centers:
Buy Back	2	5	6	6
Repossessions	1	1	4	1
Trade-Ins	2	1	3	2
Homes sold to independent dealers	54	59	125	132
Total new factory built homes produced	165	160	320	300
Average new manufactured home price - retail	$73,261	$68,636	$73,917	$69,525
Average new manufactured home price - wholesale	$38,542	$37,557	$37,360	$36,783
As a percent of net sales:
Gross profit from the Company owned retail sales centers	16%	17%	16%	17%
Gross profit from the manufacturing facilities - including intercompany sales	17%	18%	17%	18%

Sales to two publicly traded REITs and other companies which own multiple retirement communities in our market area accounted for approximately 11% and 22% of our sales for the first six months ended May 6, 2017 and April 30, 2016, respectively. Accounts receivable due from these customers were approximately $863,664 at May 6, 2017.

The demand for affordable manufactured housing in Florida and the U.S. continues to improve. According to the Florida Manufactured Housing Association, shipments in Florida for the period from February through April 2017 were up approximately 6% from the same period last year. Our sales and earnings continue to be affected by the lack of available retail and wholesale financing. Constrained consumer credit and the lack of lenders in the industry, partly as a result of an increase in government regulations, have limited many manufactured housing buyers from purchasing affordable manufactured homes.

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

The Company has specialized for over 50 years in the design and production of quality, affordable manufactured homes at its plant located in central Florida. With multiple retail sales centers, an insurance agency subsidiary, and an investment in a retirement manufactured home community, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2017 were $73,683 compared to $65,037 in the second quarter of 2016. Total insurance agent commission revenues for the first six months of 2017 were $141,202 compared to $116,431 for the first six months of 2016. The insurance agent commissions resulted from new policies and renewals generated. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at May 6, 2017 and November 5, 2016.

Gross profit as a percentage of net sales was 24% in second quarters of 2017 and 2016 as well as for the first six months of 2017 and 2016. The gross profit in second quarter of 2017 was $2,398,884 compared to $1,965,568 in the second quarter of 2016 and was $4,422,948 for the first six months of 2017 compared to $3,722,003 for the first six months of 2016. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit is primarily due to the increase in the overall number of homes sold.

Selling, general and administrative expenses as a percent of net sales was 11% in second quarter of 2017 compared to 12% in the second quarter of 2016 and was 11% for the first six months of 2017 compared to 12% for the first six months of 2016. Selling, general and administrative expenses in second quarter of 2017 was $1,122,286 compared to $1,011,699 in the second quarter of 2016 and was $2,089,873 for the first six months of 2017 compared to $1,792,393 for the first six months of 2016. The dollar increase in expenses resulted from the increase in compensation expenses directly related to our increased sales.

We earned interest of $31,357 for the second quarter of 2017 compared to $22,044 for the second quarter of 2016. For the first six months of 2017, interest earned was $71,804 compared to $34,091 in the first six months of 2016. The increase is primarily due to the accrued interest from the note receivable acquired in the sale of the investment in retirement community.

Our earnings from Majestic 21 in the second quarter of 2017 were $28,123 compared to $35,702, for the second quarter of 2016. Our earnings from Majestic 21 for the first six months of 2017 were $56,721 compared to $69,110 for the first six months of 2016. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company.

We received a $225,956 payment under an escrow arrangement related to the finance revenue sharing agreement between 21st Mortgage Corporation and the Company in the second quarter of 2017.

The Company recorded an income tax expense in the amount of $464,416 in the second quarter of 2017 as compared to $2,128,376 in second quarter 2016. Income tax expense for the six months of 2017 was $891,386 compared to $2,480,940 for the second quarter of 2016.

We reported net income of $1,107,509 for the second quarter of 2017 or $0.28 per share, compared to $3,671,881 or $0.91 per share, for the second quarter of 2016. For the first six months of 2017 net income was $1,810,832 or $0.45 per share, compared to $4,350,282 or $1.08 per share, in the first six months of 2016.

Liquidity and Capital Resources

Cash and cash equivalents were $25,636,624 at May 6, 2017 compared to $24,562,638 at November 5, 2016. Short-term investments were $609,649 at May 6, 2017 compared to $481,025 at November 5, 2016. Working capital was $34,537,149 at May 6, 2017 as compared to $32,761,352 at November 5, 2016. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

On March 10, 2017 the Board of Directors declared a one-time cash dividend of $.15 per common share to stockholders of record as of March 27, 2017. The cash dividend was paid from our cash reserves on April 17, 2017 in the amount of $600,726.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $3 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of May 6, 2017, the Company continued to report a strong balance sheet which included total assets of approximately $52 million and stockholders’ equity of approximately $46 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 6, 2017.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

NOBILITY HOMES, INC.

DATE: June 16, 2017	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 16, 2017	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: June 16, 2017	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer