Form 10-Q
period 2017-08-05
NOBILITY HOMES INC
filed 2017-09-18
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 5, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on September 18, 2017
Common Stock	3,997,569

NOBILITY HOMES, INC.

INDEX

		Page Number

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of August 5, 2017 (Unaudited) and November 5, 2016	3

	Consolidated Statements of Income and Comprehensive Income for the three and nine months ended August 5, 2017 (Unaudited) and July 30, 2016 (Unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended August 5, 2017 (Unaudited) and July 30, 2016 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	15

PART II.	Other Information

Item 6.	Exhibits	16

Signatures		17

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	August 5,	November 5,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,607,071	$24,562,638
Short-term investments	630,731	481,025
Accounts receivable - trade	2,602,610	2,641,763
Note receivable	500,000	500,000
Mortgage notes receivable	12,874	9,717
Inventories	7,917,057	6,969,081
Pre-owned homes, net	1,134,211	1,295,694
Property held for sale	213,437	213,437
Prepaid expenses and other current assets	577,976	638,939
Deferred income taxes	491,270	556,773

Total current assets	39,687,237	37,869,067

Property, plant and equipment, net	4,256,803	4,063,711
Pre-owned homes, net	1,305,408	1,733,610
Interest receivable	89,857	48,376
Note receivable, less current portion	1,030,000	2,030,000
Mortgage notes receivable, less current portion	241,218	174,270
Other investments	1,448,254	1,367,496
Property held for sale	386,018	386,018
Cash surrender value of life insurance	3,265,916	3,085,916
Other assets	156,287	156,287

Total assets	$51,866,998	$50,914,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$668,817	$835,279
Accrued compensation	469,956	682,815
Accrued expenses and other current liabilities	1,002,843	1,123,698
Income taxes payable	402,351	759,128
Customer deposits	1,904,433	1,706,795

Total current liabilities	4,448,400	5,107,715

Deferred income taxes	830,366	1,140,529

Total liabilities	5,278,766	6,248,244

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,668,790	10,663,348
Retained earnings	45,338,260	43,458,271
Accumulated other comprehensive income	415,877	266,171
Less treasury stock at cost, 1,367,338 shares in 2017 and 1,361,300 shares in 2016	(10,371,186)	(10,257,774)

Total stockholders’ equity	46,588,232	44,666,507

Total liabilities and stockholders’ equity	$51,866,998	$50,914,751

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Income and Comprehensive Income

Unaudited

	Three Months Ended		Nine Months Ended
	August 5, 2017	July 30, 2016	August 5, 2017	July 30, 2016
Net sales	$8,906,385	$9,779,621	$27,525,855	$25,269,511
Cost of goods sold	(6,942,792)	(7,599,070)	(21,139,315)	(19,366,957)

Gross profit	1,963,593	2,180,551	6,386,540	5,902,554
Selling, general and administrative expenses	(1,028,729)	(940,059)	(3,118,602)	(2,732,452)

Operating income	934,864	1,240,492	3,267,938	3,170,102

Other income:
Interest income	33,543	43,155	105,347	77,246
Undistributed earnings in joint venture - Majestic 21	24,037	28,429	80,758	97,539
Proceeds received under escrow arrangement	72,867	—	298,824	788,566
Gain on sale of investment in retirement community	—	—	—	3,990,000
Miscellaneous	18,749	5,559	33,411	25,404

Total other income	149,196	77,143	518,340	4,978,755

Income before provision for income taxes	1,084,060	1,317,635	3,786,278	8,148,857
Income tax expense	(414,177)	(423,364)	(1,305,563)	(2,904,304)

Net income	669,883	894,271	2,480,715	5,244,553
Other comprehensive income (loss)
Unrealized investment gain (loss)	21,081	(13,176)	149,706	(40,427)

Comprehensive income	$690,964	$881,095	$2,630,421	$5,204,126

Weighted average number of shares outstanding:
Basic	4,003,096	4,022,311	4,004,058	4,023,689
Diluted	4,004,387	4,023,714	4,005,325	4,024,739
Net income per share:
Basic	$0.17	$0.22	$0.62	$1.30
Diluted	$0.17	$0.22	$0.62	$1.30

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 5, 2017	July 30, 2016
Cash flows from operating activities:
Net income	$2,480,715	$5,244,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,389	90,998
Deferred income taxes	(244,660)	2,218,932
Undistributed earnings in joint venture - Majestic 21	(80,758)	(97,539)
Gain on sale of investment in retirement community	—	(3,990,000)
Inventory impairment	193,000	186,583
Stock-based compensation	6,777	1,070
Decrease (increase) in:
Accounts receivable	39,153	(139,361)
Inventories	(947,976)	(260,662)
Pre-owned homes	396,685	375,592
Income tax receivable	—	335
Prepaid expenses and other current assets	60,963	330,426
Interest receivable	(41,481)	(27,997)
(Decrease) increase in:
Accounts payable	(166,462)	(291,147)
Accrued compensation	(212,859)	(11,711)
Accrued expenses and other current liabilities	(120,855)	767
Income taxes payable	(356,777)	675,037
Customer deposits	197,638	(118,789)

Net cash provided by operating activities	1,276,492	4,187,087

Cash flows from investing activities:
Purchase of property, plant and equipment	(280,687)	(829,002)
Proceeds from sale of property, plant and equipment	13,750	—
Collections on note receivable	1,000,000	500,000
Distrbution from joint venture - Majestic 21	—	1,000,005
Proceeds from sale of investment in retirement community, net	—	960,000
Collections on mortgage notes receivable	1,201	3,196
Issuance of mortgage note receivable	(70,850)	—
Increase in cash surrender value of life insurance	(180,000)	(134,999)

Net cash provided by investing activities	483,414	1,499,200

Cash flows from financing activities:
Payment of cash dividend	(600,726)	—
Proceeds from exercise of employee stock options	7,300	39,616
Purchase of treasury stock	(122,047)	(186,386)

Net cash used in financing activities	(715,473)	(146,770)

Increase in cash and cash equivalents	1,044,433	5,539,517
Cash and cash equivalents at beginning of year	24,562,638	16,769,292

Cash and cash equivalents at end of quarter	$25,607,071	$22,308,809

Supplemental disclosure of cash flow information:
Income taxes paid	$1,907,000	$10,000

Note receivable acquired from sale of investment in retirement community	$—	$3,030,000

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

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended August 5, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended August 5, 2017 are not necessarily indicative of the results of the full fiscal year.

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory is as follows:

	August 5, 2017	November 5, 2016
Raw materials	$866,381	$717,525
Work-in-process	110,979	120,693
Finished homes	6,813,169	6,025,268
Model home furniture and others	126,528	105,595

Inventories	$7,917,057	$6,969,081

Pre-owned homes	$3,367,882	$4,014,119
Inventory impairment reserve	(928,263)	(984,815)

	2,439,619	3,029,304
Less homes expected to sell in 12 months	(1,134,211)	(1,295,694)

Pre-owned homes, long-term	$1,305,408	$1,733,610

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	August 5, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$462,801	$—	$630,731

	November 5, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$313,095	$—	$481,025

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

ASC 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The ASC 820 fair value hierarchy is defined as follows:

•	Level 1 - Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

•	Level 3 - Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	August 5, 2017
	Level 1	Level 2	Level 3
Equity securities in a public company	$630,731	$—	$—

	November 5, 2016
	Level 1	Level 2	Level 3
Equity securities in a public company	$481,025	$—	$—

Note 5	Investment in Retirement Community Limited Partnership

The Company has a 31.3% limited partnership interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement community. The Company’s investment in Walden Woods is fully impaired at August 5, 2017 and November 5, 2016.

The following is summarized financial information of Walden Woods*:

	June 30,	September 30,
	2017	2016
Total Assets	$3,171,999	$3,747,081
Total Liabilities	$5,581,183	$5,902,402
Total Deficit	$(2,409,184)	$(2,155,321)

*	Due to Walden Woods having a calendar year-end, the summarized financial information provided is from their most recent quarter prior to the period covered by this report.

Note 6     Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended		Nine Months Ended
	August 5, 2017	July 30. 2016	August 5, 2017	July 30. 2016
Beginning accrued warranty expense	$125,000	$100,000	$125,000	$100,000
Less: reduction for payments	(107,715)	(86,789)	(318,846)	(387,161)
Plus: additions to accrual	107,715	86,789	318,846	387,161

Ending accrued warranty expense	$125,000	$100,000	$125,000	$100,000

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

Note 8     Revenues by Products and Service

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended		Nine Months Ended
	August 5, 2017	July 30, 2016	August 5, 2017	July 30, 2016
Manufactured housing	$8,535,160	$9,134,856	$26,319,070	$23,984,656
Pre-owned homes	308,975	581,844	1,003,333	1,105,503
Insurance agent commissions	62,250	62,921	203,452	179,352

Total net sales	$8,906,385	$9,779,621	$27,525,855	$25,269,511

Note 9	Commitments and Contingent Liabilities

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note. The note matures on May 31, 2019. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of August 5, 2017, the outstanding principal balance of the note was $631,292 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,585,588. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Note 10	Cash Dividend

On March 10, 2017 the Board of Directors declared a one-time cash dividend of $.15 per common share to stockholders of record as of March 27, 2017. The cash dividend was paid from our cash reserves on April 17, 2017 in the amount of $600,726.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the third quarter of 2017 were $8,906,385 compared to $9,779,621 in the third quarter of 2016. Total net sales for the first nine months of 2017 were $27,525,855 up 9% compared to $25,269,511 for the first nine months of 2016. Sales declined due to a significant amount of rain during the quarter which delayed the completion of construction, ultimately delaying fundings at Prestige. Additionally, the increase in business, industry wide, has placed pressure on the limited capacity of sub-contractors necessary for the site-work portion of the construction of our homes. Our retail sold homes under construction in the field increased 123% over the third quarter last year.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Nine Months Ended
	August 5, 2017	July 30, 2016	August 5, 2017	July 30, 2016
New homes sold through Company owned sales centers	74	84	241	201
Pre-owned homes sold through Company owned sales centers:
Buy Back	2	6	8	12
Repossessions	3	2	7	5
Trade-Ins	1	3	4	4
Homes sold to independent dealers	65	56	190	188
Total new factory built homes produced	138	124	458	424
Average new manufactured home price - retail	$75,691	$71,935	$74,462	$70,532
Average new manufactured home price - wholesale	$39,595	$39,144	$38,033	$37,473
As a percent of net sales:
Gross profit from the Company owned retail sales centers	15%	16%	16%	17%
Gross profit from the manufacturing facilities - including intercompany sales	17%	19%	16%	18%

Sales to two publicly traded REITs and other companies which own multiple retirement communities in our market area accounted for approximately 10% and 19% of our sales for the first nine months ended August 5, 2017 and July 30, 2016, respectively. Accounts receivable due from these customers were approximately $863,664 at August 5, 2017.

The demand for affordable manufactured housing in Florida and the U.S. continues to improve. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2016 through July 2017 were up approximately 7% from the same period last year. Our sales and earnings continue to be affected by the lack of available retail and wholesale financing. Constrained consumer credit and the lack of lenders in the industry, partly as a result of an increase in government regulations, have limited many manufactured housing buyers from purchasing affordable manufactured homes.

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

Insurance agent commission revenues in the third quarter of 2017 were $62,250 compared to $62,921 in the second quarter of 2016. Total insurance agent commission revenues for the first nine months of 2017 were $203,452 compared to $179,352 for the first nine months of 2016. The insurance agent commissions resulted from new policies and renewals generated. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at August 5, 2017 and November 5, 2016.

Gross profit as a percentage of net sales was 22% in third quarters of 2017 and 2016 and was 23% for the first nine months of 2017 and 2016. The gross profit in third quarter of 2017 was $1,963,592 compared to $2,180,551 in the third quarter of 2016 and was $6,386,541 for the first nine months of 2017 compared to $5,902,554 for the first nine months of 2016. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit for the nine months ended of 2017 is primarily due to the increase in the overall number of homes sold.

Selling, general and administrative expenses as a percent of net sales was 12% in third quarter of 2017 compared to 10% in the third quarter of 2016 and was 11% in third quarters of 2017 and 2016. Selling, general and administrative expenses in third quarter of 2017 was $1,028,729 compared to $940,059 in the third quarter of 2016 and was $3,118,602 for the first nine months of 2017 compared to $2,732,452 for the first nine months of 2016. The dollar increase in expenses resulted from the increase in compensation expenses directly related to our increased overall sales.

We earned interest of $33,543 for the third quarter of 2017 compared to $43,155 for the third quarter of 2016. For the first nine months of 2017, interest earned was $105,347 compared to $77,246 in the first nine months of 2016. The increase is primarily due to the accrued interest from the note receivable acquired in the sale of the investment in retirement community.

Our earnings from Majestic 21 in the third quarter of 2017 were $24,037 compared to $28,429, for the third quarter of 2016. Our earnings from Majestic 21 for the first nine months of 2017 were $80,758 compared to $97,539 for the first nine months of 2016. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage and 50% by the Company.

We received payment under an escrow arrangement related to the finance revenue sharing agreement between 21st Mortgage Corporation and the Company of $298,824 and $788,566 for the third quarters of 2017 and 2016 respectively.

The Company recorded an income tax expense in the amount of $414,177 in the third quarter of 2017 as compared to $423,364 in third quarter 2016. Income tax expense for the nine months of 2017 was $1,305,563 compared to $2,904,304 for the third quarter of 2016. Our income tax expense for the first nine months of 2016 was significantly increased due to the gain from the sale of our investment in a retirement community.

We reported net income of $669,883 for the third quarter of 2017 or $0.17 per share, compared to $894,271 or $0.22 per share, for the third quarter of 2016. For the first nine months of 2017 net income was $2,480,715 or $0.62 per share, compared to $5,244,553 or $1.30 per share, in the first nine months of 2016.

Liquidity and Capital Resources

Cash and cash equivalents were $25,607,071 at August 5, 2017 compared to $24,562,638 at November 5, 2016. Short-term investments were $630,731 at August 5, 2017 compared to $481,025 at November 5, 2016. Working capital was $35,238,837 at August 5, 2017 as compared to $32,761,352 at November 5, 2016. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

On March 10, 2017 the Board of Directors declared a one-time cash dividend of $.15 per common share to stockholders of record as of March 27, 2017. The cash dividend was paid from our cash reserves on April 17, 2017 in the amount of $600,726.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $3 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of August 5, 2017, the Company continued to report a strong balance sheet which included total assets of approximately $52 million and stockholders’ equity of approximately $47 million.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of August 5, 2017.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

NOBILITY HOMES, INC.

DATE: September 18, 2017	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: September 18, 2017	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: September 18, 2017	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer