Form 10-K
period 2017-11-04
NOBILITY HOMES INC
filed 2018-01-26
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended November 4, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (881,045 shares), based on the closing price on the over-the-counter market on May 5, 2017 (the last business day of the second quarter of fiscal 2017), was approximately $13,744,302.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding on January 26, 2018
Common Stock	3,997,569
DOCUMENTS INCORPORATED BY REFERENCE
Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held March 2, 2018	Part III, Items 10-14

PART I

Item 1.	Business

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

Nobility’s homes are sold primarily as unfurnished dwellings ready for permanent occupancy. Interiors are designed and color coordinated in a range of decors. Depending on the size of the unit and quality of appliances and other appointments, retail prices for Nobility’s homes typically range from approximately $30,000 to $130,000. Most of the prices of Nobility’s homes are considered by it to be within the low to medium price range of the industry.

Nobility’s manufacturing plant utilizes assembly line techniques in manufactured home production. The plant manufactures and assembles the floors, sidewalls, end walls, roofs and interior cabinets for their homes. Nobility purchases, from outside suppliers, various other components that are built into its homes including the axles, frames, tires, doors, windows, pre-finished sidings, plywood, ceiling panels, lumber, rafters, insulation, gypsum board, appliances, lighting and plumbing fixtures, carpeting and draperies. Nobility is not dependent upon any one particular supplier for its raw materials or component parts, and is not required to carry significant amounts of inventory to assure itself of a continuous allotment of goods from suppliers.

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

Retail Sales

Prestige Home Centers, Inc., our wholly-owned subsidiary, operates ten retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 72% and 64% of Nobility’s sales during fiscal years 2017 and 2016, respectively.

Each of Prestige’s retail sales centers are located within 350 miles of Nobility’s Ocala manufacturing facility. Prestige owns the land at six of its retail sales centers and leases the remaining four retail sales centers from unaffiliated parties under leases with terms between one and three years with renewal options.

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

Investments in Limited Partnerships

The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods South”), which owns and operates a 236 residential lot manufactured home community named Walden Woods South located in Homosassa, Florida. The majority owner of Walden Woods South is the Company’s President (see note 4).

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement manufactured home community located in Winter Haven, Florida. The Company received $960,000 cash, net of $40,000 cost paid and a note receivable for $3,030,000, that accrues interest at 3.0%, which is payable to the Company in $500,000 installments each July 1st and January 1st, commencing January 1, 2017 through July 1, 2019. The Company received a $500,000 payment in June 2016 and a $1,000,000 payment in January 2017. Payments are applied first to any outstanding principal and then to accrued interest at the end of the term. The Company recognized a gain of $3,990,000 in fiscal year 2016.

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2017 and 2016.

Wholesale Sales to Manufactured Home Communities

Nobility sells its homes on a wholesale basis exclusively through two full-time salespersons to approximately 30 manufactured home communities. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers. Sales to one publicly traded REIT (Real Estate Investment Trust) which owns multiple retirement communities in our market area accounted for $1,602,185 or 4% of our total sales in fiscal year 2017 and sales to two publicly traded REITs owning multiple retirement communities accounted for $3,581,320 or 11% and $629,345 or 2% respectively, of our total sales in fiscal year 2016. Other companies which own multiple retirement communities in our market area accounted for $2,155,575 or 6% of our total sales in fiscal year 2017 and $1,416,180 or 4% of our total sales in fiscal year 2016.

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

Employees

As of January 5, 2018, the Company had 147 full-time employees, including 36 employed by Prestige. Approximately 85 employees are factory personnel compared to approximately 80 in such positions a year ago and 62 are in management, administrative, supervisory, sales and clerical positions (including 33 management and sales personnel employed by Prestige) compared to approximately 60 a year ago. In addition, Nobility employs part-time employees when necessary.

Nobility makes contributions toward employees’ group health and life insurance. Nobility, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 26, 2018, Nobility owned two manufacturing plants:

Location	Approximate Size
3741 SW 7th Street Ocala, Florida	72,000 sq. ft.

6432 SE 115th Lane Belleview, Florida	33,500 sq. ft.

Nobility’s Ocala facility is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility’s corporate offices. The plant, which is of metal construction, is in good condition and requires little maintenance.

Nobility’s Belleview facility has been vacant since June 2015 and is listed for sale with an independent real estate agent. This facility is included on the balance sheet in property held for sale (non-current asset) for $386,018. This facility is constructed of metal and concrete construction. The property is in good condition and requires little maintenance. The Belleview manufacturing plant was closed and its operations were consolidated into the Ocala manufacturing plant in the second quarter of 2009 due to the reduction in our manufacturing operations.

Prestige owns the properties on which its Ocala North, Auburndale, Inverness, Panama City, Yulee and Punta Gorda, Florida retail sales centers are located. The Company purchased the land for the Inverness retail sales center for $330,000 in November 2017, after fiscal year-end, and the land for the Auburndale retail sales center for $750,000 in January 2016. Prestige leases the property for its other 4 retail sales centers. Our Pace property (closed) is no longer under contract with a buyer and is included on the balance sheet in property held for sale (non-current asset) for $213,437.

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

Market Information

The Company’s common stock currently trades under the symbol NOBH on the OTCQX market. The following table shows the range of high and low sales prices and/or high and low bid quotations (as applicable) for the common stock for each fiscal quarter of 2017 and 2016 on the OTCQX market. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year End
Fiscal	November 4, 2017		November 5, 2016
Quarter	High	Low	High	Low
1st	$18.00	$15.00	$14.00	$11.50
2nd	17.00	14.25	15.00	12.15
3rd	18.06	15.02	15.99	13.00
4th	18.50	16.05	16.35	14.06

Holders

At January 26, 2018, the approximate number of holders of record of common stock was 113 (not including individual participants in security position listings).

Dividends

On April 17, 2017, the Board of Directors declared a one-time cash dividend of $0.15 per common share in fiscal 2017 payable to stockholders of record as of March 27, 2017. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the end of the fiscal year ended November 4, 2017. For further information, see Note 13 of “Notes to Consolidated Financial Statements”.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,000	$12.10	295,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	5,000	$12.10	295,000

Recent Sales of Unregistered Securities

During fiscal 2017 and 2016, the Company sold 1,000 and 4,000 shares respectively, of common stock upon the exercise of outstanding stock options to certain of its employees. The stock options were exercised at a weighted average exercise price of $8.49 in 2017 and $9.72 in 2016. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 in reliance upon Rule 701 of the Securities Act of 1933.

Issuer Repurchases of Equity Securities

The following table represents information with respect to purchases by the Company of its common stock during the months presented:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
Dec 1 – Dec 31, 2016	70	$17.00	N/A	N/A
Jul 1 – Jul 31, 2017	7,271	$16.79	N/A	N/A

The Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock in transactions up to 200,000 shares or less in the open market.

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2017 and 2016, Nobility continued to experience consumer demand for smaller, less expensive homes. Our three, four and five bedroom manufactured homes are favored by families, compared with the one, two and three-bedroom homes that typically appeal to the retirement buyers who reside in the manufactured housing communities.

In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.

In the third quarter of fiscal year 2009, Majestic 21, a joint venture that the Company owns 50% of, secured $5,000,000 in financing from a commercial bank to support loan originations. The Company guarantees 50% of this financing. As of November 4, 2017, the outstanding principal balance of the note was $536,598 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,501,617.

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

The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 4, 2017 (fiscal year 2017) consisted of a fifty-two week period and the year ended November 5, 2016 (fiscal year 2016) consisted of a fifty-three week period.

Results of Operations

Total net sales in fiscal year 2017 were $37,543,071 compared to $34,053,290 in fiscal year 2016. The Company reported net income of $3,309,983 in fiscal year 2017, compared to a net income of $5,965,194 during fiscal year 2016. The change in net income from fiscal 2016 to 2017 is largely attributable to a one-time gain of $3,990,000 in fiscal 2016 related to the sale of the Company’s interest in Cypress Creek, as discussed below.

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended November 4, 2017 and November 5, 2016.

	2017	2016
New homes sold through Company owned sales centers	327	273
Pre-owned homes sold through Company owned sales centers:
Buy Back	12	18
Repossessions	11	3
Trade-Ins	4	8
Homes sold to independent dealers	249	255
Total new factory built homes produced	600	584
Average new manufactured home price—retail	$74,384	$70,296
Average new manufactured home price—wholesale	$38,208	$37,638

As a percent of net sales:
Gross profit from the Company owned retail sales centers	17%	17%
Gross profit from the manufacturing facilities—including intercompany sales	16%	18%

Sales to one publicly traded REIT (Real Estate Investment Trust) which owns multiple retirement communities in our market area accounted for $1,602,185 or 4% of our total sales in fiscal year 2017 and sales to two publicly traded REITs owning multiple retirement communities accounted for $3,581,320 or 11% and $629,345 or 2%, respectively, of our total sales in fiscal year 2016. Other companies which own multiple retirement communities in our market area accounted for $2,155,575 or 6% of our total sales in fiscal year 2017 and $1,416,180 or 4% of our total sales in fiscal year 2016. Accounts receivable due from these customers were $1,533,014 at November 4, 2017.

The demand for affordable manufactured housing in Florida and the U.S. continues to improve. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2016 through October 2017 were up approximately 6% from the same period last year. Our sales for fiscal 2018 continue to look positive. Shipment of homes in our market area should improve and, if we can adequately control the material and labor costs increases that the Company is experiencing because of the improvements in the total housing picture, then earnings should also improve. Constrained consumer credit and the lack of lenders in our industry, partly as a result of an increase in government regulations, still affects our results by limiting many affordable manufactured housing buyers from purchasing homes.

We understand that maintaining our strong financial position is vital for future growth and success. Because of the recent years of very challenging business conditions in our market area, management will continue to evaluate all expenses and react in a manner consistent with maintaining our strong financial position, while exploring opportunities to expand our distribution and manufacturing operations.

Our many years of experience in the Florida market, combined with home buyers’ increased need for more affordable housing, should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

On June 5, 2017 the Company celebrated its 50th anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers, an insurance agency subsidiary, and an investment in a retirement manufactured home community, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in fiscal year 2017 were $267,933 compared to $235,259 in fiscal year 2016. We have established appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 4, 2017 and November 5, 2016.

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

Gross profit as a percentage of net sales was 23% in both fiscal year 2017 and 2016. Our gross profit of $8,661,079 for 2017 increased 9% compared to $7,936,135 for 2016. The increase in gross profit percentage is primarily due to the increase in the average retail and wholesale selling price on each home sold.

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

Selling, general and administrative expenses increased $522,869 from fiscal year 2016 to 2017. As a percent of net sales, selling, general and administrative expenses were 11% in both fiscal year 2017 and 2016. The increase in selling, general and administrative expenses in 2017 resulted from the increase in compensation expenses directly related to our increased sales.

The Company earned interest on cash, cash equivalents, short-term investments, and notes receivable in the amount of $149,613 in fiscal year 2017 compared to $112,802 in fiscal year 2016. Interest income is dependent on our cash balance and available rates of return. The increase is primarily due to the increase in accrued interest from the note receivable acquired in the sale of the investment in the Cypress Creek retirement manufactured home community.

The Company earned $103,533 from its joint venture, Majestic 21, in fiscal year 2017 compared to $123,772 in fiscal year 2016. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

We received $504,548 in fiscal year 2017 and $788,566 in fiscal year 2016 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company as received, which has been the Company’s past practice.

On March 31, 2016, the Company sold its 48.5% limited partnership interest in Cypress Creek for $3,990,000. Cypress Creek is a retirement manufactured home community. The Company had previously written this investment down to $0, resulting in a gain of $3,990,000 during fiscal 2016.

The Company realized pre-tax income of $5,168,250 in fiscal year 2017 compared to a pre-tax income of $9,184,236 in fiscal year 2016.

The Company recorded an income tax expense of approximately $1,858,000 in fiscal year 2017 compared to $3,219,000 in fiscal year 2016.

Net income in fiscal year 2017 was $3,309,983 or $0.83 per basic and diluted share and net income in fiscal year 2016 was $5,965,194 or $1.48 per basic and diluted share.

Liquidity and Capital Resources

Cash and cash equivalents were $27,910,504 at November 4, 2017 compared to $24,562,638 at November 5, 2016. Short-term investments were $627,087 at November 4, 2017 compared to $481,025 at November 5, 2016. The increase in cash was due primarily to our net income. Working capital was $36,403,372 at November 4, 2017 as compared to $32,761,352 at November 5, 2016. The Company purchased the land for the Inverness retail sales center in November 2017 for $330,000, after fiscal year-end, and the Auburndale retail sales center for $750,000 in January 2016. In April 2017, we paid an aggregate of $600,726 as dividends. Nobility owns the entire inventory for its Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and does not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

The Company currently has no line of credit facility and does not believe that such a facility is currently necessary to its operations. The Company has no debt. The Company also has approximately $3.3 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of November 4, 2017, the Company continued to report a strong balance sheet which included total assets of approximately $54 million which was funded primarily by stockholders’ equity of approximately $47 million.

Looking ahead, the Company’s strong balance sheet and significant cash reserves accumulated in profitable years has allowed the Company to remain sufficiently liquid so as to allow continuation of operations and should enable the Company to take advantage of market opportunities when presented by an expected improvement in the overall and the industry specific economy in fiscal 2018 and beyond. Management believes it has sufficient levels of liquidity as of the date of the filing of this Form 10-K to allow the Company to operate into the foreseeable future.

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

The Company recognizes revenue from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 4, 2017 or November 5, 2016.

Inventory Impairment Reserve

The Company has raw materials, work-in-process, finished home and pre-owned home inventory. The Company continually reviews its inventory to determine if there is a decline in the fair value below the cost basis. Historically, the Company has only recorded valuation allowances for its pre-owned home inventory. The Company acquires pre-owned homes from 21st Mortgage Corporation, trade-ins on new home sales, and other sources. Management primarily uses current sales values of new and pre-owned homes to determine market value. When the cost of a housing unit exceeds market value, a valuation reserve is recorded and the loss is recorded in the accompanying consolidated statements of comprehensive income.

Investments in Retirement Communities

The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods South”), which owns and operates a 236 residential lot manufactured home community named Walden Woods South located in Homosassa, Florida. The majority owner of Walden Woods South is the Company’s President (see note 4). The investment in Walden Woods South is accounted for under the equity method of accounting and all allocations of profit and loss are on pro-rata basis. Since the Company’s maximum exposure is limited to its investment in Walden Woods South, management has concluded that the Company would not absorb a majority of Walden Woods South’s expected losses nor receive a majority of Walden Woods South’s expected residual returns; therefore, the Company is not required to consolidate Walden Woods South with the accounts of Nobility Homes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 810, “Consolidations” (ASC 810).

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement manufactured home community located in Winter Haven, Florida. The Company received $960,000 cash, net of $40,000 cost paid and a note receivable for $3,030,000, plus interest at 3.0%, which is payable to the Company in $500,000 installments each July 1st and January 1st, commencing January 1, 2017 through July 1, 2019. The Company received a $500,000 payment in June 2016 and a $1,000,000 payment in January 2017. Payments are applied first to any outstanding principal and then to accrued interest at the end of the term. The Company recognized a gain of $3,990,000 in fiscal year 2016.

Investment in Majestic 21

On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided a $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 4, 2017, the outstanding principal balance of the note was $536,598 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,501,617. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

At November 4, 2017, there was approximately $310,772 in loan loss reserves or 3.13% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 4, 2017, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21 and retirement community limited partnerships).

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

We have audited the accompanying consolidated balance sheets of Nobility Homes, Inc. and subsidiaries (the “Company”) as of November 4, 2017 and November 5, 2016, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended November 4, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and subsidiaries as of November 4, 2017 and November 5, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended November 4, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown, PC
Orlando, Florida
January 26, 2018

Nobility Homes, Inc.

Consolidated Balance Sheets

November 4, 2017 and November 5, 2016

	November 4, 2017	November 5, 2016
Assets
Current assets:
Cash and cash equivalents	$27,910,504	$24,562,638
Short-term investments	627,087	481,025
Accounts receivable – trade	2,934,300	2,641,763
Note receivable	500,000	500,000
Mortgage notes receivable	13,495	9,717
Inventories	7,505,681	6,969,081
Pre-owned homes, net	1,141,863	1,295,694
Property held for sale	—	213,437
Prepaid expenses and other current assets	820,224	638,939
Deferred income taxes	609,629	556,773

Total current assets	42,062,783	37,869,067

Property, plant and equipment, net	4,304,771	4,063,711
Pre-owned homes, net	815,358	1,733,610
Interest receivable	101,301	48,376
Note receivable, less current portion	1,134,086	2,030,000
Mortgage notes receivable, less current portion	240,297	174,270
Other investments	1,471,029	1,367,496
Property held for sale	599,455	386,018
Cash surrender value of life insurance	3,262,848	3,085,916
Other assets	156,287	156,287

Total assets	$54,148,215	$50,914,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$849,782	$835,279
Accrued compensation	624,989	682,815
Accrued expenses and other current liabilities	1,127,397	1,123,698
Income taxes payable	260,416	759,128
Customer deposits	2,796,827	1,706,795

Total current liabilities	5,659,411	5,107,715
Deferred income taxes	1,074,507	1,140,529

Total liabilities	6,733,918	6,248,244

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,669,231	10,663,348
Retained earnings	46,167,528	43,458,271
Accumulated other comprehensive income	412,233	266,171
Less treasury stock at cost, 1,367,338 shares in 2017 and 1,361,300 shares in 2016	(10,371,186)	(10,257,774)

Total stockholders’ equity	47,414,297	44,666,507

Total liabilities and stockholders’ equity	$54,148,215	$50,914,751

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Comprehensive Income

For the years ended November 4, 2017 and November 5, 2016

	Year Ended
	November 4, 2017	November 5, 2016
Net sales	$37,543,071	$34,053,290
Cost of goods sold	(28,881,992)	(26,117,155)

Gross profit	8,661,079	7,936,135
Selling, general and administrative expenses	(4,305,205)	(3,782,336)

Operating income	4,355,874	4,153,799

Other income
Interest income	149,613	112,802
Undistributed earnings in joint venture – Majestic 21	103,533	123,772
Proceeds received under escrow arrangement	504,548	788,566
Gain on sale of investment in retirement community	—	3,990,000
Miscellaneous	54,682	15,297

Total other income	812,376	5,030,437

Income before provision for income taxes	5,168,250	9,184,236
Income tax expense	(1,858,267)	(3,219,042)

Net income	3,309,983	5,965,194
Other comprehensive income
Unrealized investment gain	146,062	18,447

Comprehensive income	$3,456,045	$5,983,641

Weighted average number of shares outstanding:
Basic	4,002,436	4,021,019
Diluted	4,003,768	4,022,083

Net income per share:
Basic	$0.83	$1.48
Diluted	$0.83	$1.48

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended November 4, 2017 and November 5, 2016

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at October 31, 2015	4,031,569	$536,491	$10,650,723	$37,493,077	$247,724	$(9,832,263)	$39,095,752
Purchase of treasury stock	(32,375)	—	—	—	—	(458,276)	(458,276)
Stock-based compensation	413	—	3,470	—	—	3,060	6,530
Unrealized investment loss	—	—	—	—	18,447	—	18,447
Exercise of employee stock options	4,000	—	9,155	—	—	29,705	38,860
Net income	—	—	—	5,965,194	—	—	5,965,194

Balance at November 5, 2016	4,003,607	$536,491	$10,663,348	$43,458,271	$266,171	$(10,257,774)	$44,666,507
Cash dividend				(600,726)			(600,726)
Purchase of treasury stock	(7,341)	—	—	—	—	(123,237)	(123,237)
Stock-based compensation	303	—	4,933	—	—	2,285	7,218
Unrealized investment gain	—	—	—	—	146,062	—	146,062
Exercise of employee stock options	1,000	—	950	—	—	7,540	8,490
Net income	—	—	—	3,309,983	—	—	3,309,983

Balance at November 4, 2017	3,997,569	$536,491	$10,669,231	$46,167,528	$412,233	$(10,371,186)	$47,414,297

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended November 4, 2017 and November 5, 2016

	Year Ended
	November 4, 2017	November 5, 2016
Cash flows from operating activities:
Net income	$3,309,983	$5,965,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,757	98,616
Deferred income taxes	(118,878)	2,449,579
Undistributed earnings in joint venture – Majestic 21	(103,533)	(123,772)
Gain on sale of investment in retirement community	—	(3,990,000)
(Gain) loss on disposal of property, plant and equipment	(3,869)	32,098
Inventory impairment	233,000	271,583
Stock-based compensation	7,218	6,530
Decrease (increase) in:
Accounts receivable – trade	(292,537)	296,159
Inventories	(536,600)	(949,376)
Pre-owned homes	839,083	790,277
Income tax receivable	—	335
Prepaid expenses and other current assets	(181,285)	187,241
Interest receivable	(52,925)	(48,376)
(Decrease) increase in:
Accounts payable	14,503	130,812
Accrued compensation	(57,826)	292,242
Accrued expenses and other current liabilities	3,699	197,494
Income taxes payable	(498,712)	759,128
Customer deposits	1,090,032	382,934

Net cash provided by operating activities	3,765,110	6,748,698

Cash flows from investing activities:
Purchase of property, plant and equipment	(364,698)	(829,002)
Proceeds from sale of property, plant and equipment	13,750	—
Collections on note receivable	1,000,000	500,000
Distribution from joint venture – Majestic 21	—	1,000,005
Proceeds from sale of investment in retirement community	—	960,000
Collections on mortgage notes receivable	1,045	3,508
Issuance of mortgage note receivable	(70,850)	—
Collections on equipment notes receivable	4,414	—
Issuance of equipment note receivable	(108,500)	—
Increase in cash surrender value of life insurance	(176,932)	(170,447)

Net cash provided by investing activities	298,229	1,464,064

Cash flows from financing activities:
Payment of cash dividend	(600,726)	—
Proceeds from exercise of employee stock options	8,490	38,860
Purchase of treasury stock	(123,237)	(458,276)

Net cash used in financing activities	(715,473)	(419,416)

Increase in cash and cash equivalents	3,347,866	7,793,346
Cash and cash equivalents at beginning of year	24,562,638	16,769,292

Cash and cash equivalents at end of year	$27,910,504	$24,562,638

Supplemental disclosure of cash flow information:
Income taxes paid	$2,476,500	$10,000

Note receivable acquired from sale of investment in retirement community	$—	$3,030,000

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1 Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”), Nobility Parks I, LLC, Nobility Parks II, LLC and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and licensed mortgage loan originator and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. At November 4, 2017 Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda.

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 4, 2017 (fiscal year 2017) consisted of a fifty-two week period and the year ended November 5, 2016 (fiscal year 2016) consisted of a fifty-three week period.

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

Notes to Consolidated Financial Statements

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 4, 2017 or November 5, 2016.

Revenues by Products and Services – Revenues by net sales from manufactured housing, pre-owned homes, and insurance agent commissions for the years ended November 4, 2017 and November 5, 2016 are as follows:

	2017	2016
Manufactured housing	$35,689,014	$32,189,695
Pre-owned homes	1,586,124	1,628,336
Insurance agent commissions	267,933	235,259

Total net sales	$37,543,071	$34,053,290

Cash and Cash Equivalents – The Company considers all money market accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At November 4, 2017 or November 5, 2016, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

Accounts receivable fluctuate due to the number of homes sold to independent dealers. The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer.

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

Notes to Consolidated Financial Statements

The Company acquired certain repossessed pre-owned inventory (Buy Back Inventory) in 2011 as part of an Amendment of the Finance Revenue Sharing Agreement with 21st Mortgage Corporation. This inventory is valued at the Company’s cost to acquire determined on the specific identification method, plus refurbishment costs (any item on the home that needs to be repaired or replaced) incurred to date to bring the inventory to a more saleable state. The Buy Back inventory amount is reduced where necessary on a unit specific basis by a valuation reserve which management believes results in inventory being valued at market.

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

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity, 21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact Majestic 21 economic performance therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 810, “Consolidations” (ASC 810). Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture recorded in the accounts of Nobility Homes as of November 4, 2017 or November 5, 2016. Based on management’s evaluation, there was no impairment of this investment at November 4, 2017 or November 5, 2016.

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

Notes to Consolidated Financial Statements

See Note 15 for discussion of the Company’s guarantee of a $5 million note payable of Majestic 21.

Other Investments – The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods South”), which owns and operates a retirement manufactured home community located in Homosassa, Florida. The Company has the right to assign some of its ownership to partners other than Nobility Homes. The Company’s investment in Walden Woods South is fully impaired. The majority owner of Walden Woods South is the Company’s President (see note 4).

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement manufactured home community located in Winter Haven, Florida. The Company received $960,000 cash, net of $40,000 cost paid and a note receivable for $3,030,000, plus interest at 3.0%, which is payable to the Company in $500,000 installments each July 1st and January 1st, commencing January 1, 2017 through July 1, 2019. The Company received a $500,000 payment in June 2016 and a $1,000,000 payment in January 2017. Payments are applied first to any outstanding principal and then to accrued interest at the end of the term. The Company recognized a gain of $3,990,000 in fiscal year 2016.

See further discussion of these other investments in Note 5.

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

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2017 and 2016 are as follows:

	2017	2016
Beginning accrued warranty expense	$125,000	$100,000
Less: reduction for payments	(408,925)	(476,039)
Plus: additions to accrual	408,925	501,039

Ending accrued warranty expense	$125,000	$125,000

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

Notes to Consolidated Financial Statements

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

Rebate Program – The Company has a rebate program for some dealers based upon the number and type of home purchased, which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. There were no rebates earned by dealers during fiscal years 2017 and 2016.

Advertising – Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $190,000 and $211,000 for fiscal years 2017 and 2016, respectively.

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

Major Customers – Sales to one publicly traded REIT (Real Estate Investment Trust) which owns multiple retirement communities in our market area accounted for $1,602,185 or 4% of our total sales in fiscal year 2017 and sales to two publicly traded REITs owning multiple retirement communities accounted for $3,581,320 or 11% and $629,345 or 2% respectively, of our total sales in fiscal year 2016. Other companies which own multiple retirement communities in our market area accounted for $2,155,575 or 6% of our total sales in fiscal year 2017 and $1,416,180 or 4% of our total sales in fiscal year 2016. Accounts receivable due from these customers were $1,533,014 and $1,196,813 at November 4, 2017 and November 5, 2016, respectively.

Notes to Consolidated Financial Statements

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

Concentration of Retail Financing Sources – There are two national lenders that service the manufactured housing industry with several others who specialize in government insured loans (Fannie, Freddie, FHA, VA, etc.). With only a few lenders dedicated to our industry, the loss of any of them could adversely affect our retail sales.

Recently Issued Accounting Pronouncements – In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases” (ASU 2016-02). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. The Company believes the implementation of this guidance will not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this amendment to have a material impact on its consolidated financial statements.

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

Notes to Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer; and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted. The Company believes the implementation of this guidance will have no material impact on its consolidated financial statements.

The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach:

•	Identify the contract(s) with a customer;

•	Identify each performance obligation in the contract;

•	Determine the transaction price;

•	Allocate the transaction price to each performance obligation; and

•	Recognize revenue when or as each performance obligation is satisfied.

The Corporation’s revenue comes substantially from the sale of manufactured housing, modular housing and park models, along with freight billed to customers, parts sold and aftermarket services.

The Corporation has evaluated how the adoption of ASU 2014-09 will impact its financial position and result of operations by applying the five-step approach to each revenue stream. No material changes resulting from this pending adoption were identified with the modified retrospective method being utilized.

The Corporation, will greatly increase the amount of required disclosures, including but not limited to:

•	Disaggregation of revenue in to categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors;

•	The opening and closing balances of receivables, contract assets, and contract liabilities from contracts with customers, if not otherwise separately presented or disclosed;

•	Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period;

•	Information about performance obligations in contracts with customers; and

•	Judgments that significantly affect the determination of the amount and timing of revenue from contracts with customers, including the timing of satisfaction of performance obligation, and the transaction price and the amounts allocation to performance obligations.

Notes to Consolidated Financial Statements

NOTE 2 Investments

The following is a summary of short-term investments (available for sale):

	November 4, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$459,157	$—	$627,087

	November 5, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$313,095	$—	$481,025

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value at November 4, 2017 and November 5, 2016.

	November 4, 2017
	Level 1	Level 2	Level 3
Equity securities in a public company	$627,087	$—	$—

	November 5, 2016
	Level 1	Level 2	Level 3
Equity securities in a public company	$481,025	$—	$—

Notes to Consolidated Financial Statements

NOTE 4 Related Party Transactions

Affiliated Entities

TLT, Inc. – Our President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). Our President owns between a 24.75% and a 49.5% direct and indirect interest in each of these limited partnerships. Our Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2017 and 2016.

Walden Woods South – The Company’s President owns 51% of Walden Woods South LLC, which owns the Walden Woods South retirement community.

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

We received no distributions from the joint venture in fiscal year 2017 compared to approximately $1,000,000 for fiscal year 2016.

With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21.

Investment in Retirement Community Limited Partnerships – The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods South”), which owns and operates a retirement manufactured home community named Walden Woods South located in Homosassa, Florida. The Company’s investment in Walden Woods South is fully impaired. The majority owner of Walden Woods South is the Company’s President. The Company’s President guaranteed the financing used to purchase Walden Woods South a retirement community, which created an implicit guarantee from the Company. The implicit guarantee caused Walden Woods South to be a variable interest entity as defined in ASC 810. The Company is considered to currently have an implicit guarantee with Walden Woods South because it is a related party to the primary guarantor. In determining the primary beneficiary of the variable interest entity, the Company has determined the President has the power to direct the activities that most significantly impact the economic performance of Walden Woods South. As a result, in accordance with ASC 810, Walden Woods South has not been consolidated in the financial statements of the Company.

The investment in Walden Woods South is accounted for under the equity method of accounting and all allocations of profit and loss are on pro-rata basis. Since the Company’s maximum exposure is limited to its investment in Walden Woods South, management has concluded that the Company would not absorb a majority of Walden Woods South’s expected losses nor receive a majority of Walden Woods South’s expected residual returns; therefore, the Company is not required to consolidate Walden Woods South with the accounts of Nobility Homes in accordance with ASC 810.

The Company has no obligation to fund future operating losses of Walden Woods South and accordingly, has not reduced the investment carrying value to less than zero.

Notes to Consolidated Financial Statements

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement manufactured home community located in Winter Haven, Florida. The Company received $960,000 cash, net of $40,000 cost paid and a note receivable for $3,030,000, plus interest at 3.0%, which is payable to the Company in $500,000 installments each July 1st and January 1st, commencing January 1, 2017 through July 1, 2019. The Company received a $500,000 payment in June 2016 and a $1,000,000 payment in January 2017. Payments are applied first to any outstanding principal and then to accrued interest at the end of the term. The Company recognized a gain of $3,990,000 in fiscal 2016.

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

A breakdown of the elements of inventory at November 4, 2017 and November 5, 2016 is as follows:

	November 4, 2017	November 5, 2016
Raw materials	$896,954	$717,525
Work-in-process	110,847	120,693
Finished homes	6,369,495	6,025,268
Model home furniture	128,385	105,595

Inventories	$7,505,681	$6,969,081

Pre-owned homes *	$2,736,946	$4,014,119
Inventory impairment reserve **	(779,725)	(984,815)

	1,957,221	3,029,304
Less homes expected to sell in 12 months	(1,141,863)	(1,295,694)

Pre-owned homes, long-term	$815,358	$1,733,610

*	The following table summarizes a breakdown of pre-owned homes inventory for fiscal years 2017 and 2016:

	Buy Back	Repossessions	Trade-Ins	Total
Balance at October 31, 2015	$4,315,238	$1,158,109	$42,925	$5,516,272
Additions	—	350,735	56,486	407,221
Sales	(1,745,955)	(106,453)	(56,966)	(1,909,374)

Balance at November 5, 2016	2,569,283	1,402,391	42,445	4,014,119
Additions	—	235,417	57,101	292,518
Sales	(1,156,381)	(373,881)	(39,429)	(1,569,691)

Balance at November 4, 2017	$1,412,902	$1,263,927	$60,117	$2,736,946

**	An analysis of the pre-owned home inventory impairment reserve at November 4, 2017 and November 5, 2016 is as follows:

	November 4, 2017	November 5, 2016
Balance at beginning of year	$984,815	$1,425,108
Less: Reductions for homes sold	(354,168)	(568,797)
Inventory holding costs	(83,922)	(143,079)
Additions to impairment reserve	233,000	271,583

Balance at end of year	$779,725	$984,815

Notes to Consolidated Financial Statements

NOTE 7 Property Held for Sale

The Company has offered for sale its former sales center in Pace, Florida and its former manufacturing facility in Belleview, Florida. Accordingly, these assets have been reclassified from property, plant and equipment as property held for sale in the accompanying balance sheet as of November 5, 2016. The Company has determined the fair value of its property held for sale exceeds its carrying value and no valuation allowance is necessary. At November 4, 2017, the net book value of the Pace property was reclassified from current assets to non-current assets in the accompanying balance sheet as the property is no longer under contract for sale. The combined net book value of the Belleview facility and Pace property in the amount of $599,455 has been presented in the accompanying balance sheet as property held for sale (non-current asset) at November 4, 2017.

NOTE 8 Property, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	November 4, 2017	November 5, 2016
Land	—	$2,870,463	$2,870,463
Land improvements	10-20	743,956	689,043
Buildings and improvements	15-40	2,194,435	2,019,429
Machinery and equipment	3-10	786,708	749,360
Furniture and fixtures	3-10	277,386	223,537

		6,872,948	6,551,832
Less accumulated depreciation		(2,568,177)	(2,488,121)

		$4,304,771	$4,063,711

Depreciation expense during the years ended November 4, 2017 and November 5, 2016 totaled $113,757 and $98,616, respectively.

NOTE 9 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	November 4, 2017	November 5, 2016
Accrued warranty expense	$125,000	$125,000
Accrued property and sales taxes	359,957	299,710
Other accrued expenses	642,440	698,988

Total accrued expenses and other current liabilities	$1,127,397	$1,123,698

NOTE 10 Proceeds Received Under Escrow Arrangement

We received $504,548 in fiscal year 2017 and $788,566 in fiscal year 2016 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company when received, which has been the Company’s past practice.

NOTE 11 Income Taxes

The Company computes income tax expense using the liability method. Under this method, deferred income taxes are provided, to the extent considered realizable by management, for basis differences of assets and liabilities for financial reporting and income tax purposes.

Notes to Consolidated Financial Statements

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not reflect any amounts for interest and penalties in its 2017 or 2016 statements of operations, nor are any amounts accrued for interest and penalties at November 4, 2017 and November 5, 2016.

The provision for income taxes for the years ended consists of the following:

	November 4, 2017	November 5, 2016
Current tax expense:
Federal	$1,689,446	$769,463
State	287,699	—

	1,977,145	769,463
Deferred tax (benefit) expense	(118,878)	2,449,579

Provision for income taxes	$1,858,267	$3,219,042

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	November 4, 2017	November 5, 2016
Provision – federal statutory tax rate	$1,757,205	$3,122,640
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	187,606	253,435
Permanent differences:
Stock option expirations	3,910	—
Other	(90,454)	(157,033)

Income tax expense	$1,858,267	$3,219,042

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	November 4, 2017	November 5, 2016
Deferred tax assets:
Allowance for doubtful accounts	$87,261	$87,261
Inventories	339,954	440,988
Accrued expenses	192,427	156,260
Stock-based compensation	1,052	4,717

Total deferred tax assets	620,694	689,226
Deferred tax liabilities:
Depreciation	(80,858)	(38,050)
Installment sale of Cypress Creek	(547,348)	(871,277)
Carrying value of investments	(388,543)	(295,834)
Amortization	(58,810)	(58,810)
Prepaid expenses	(10,013)	(9,011)

Net deferred tax assets (liabilities)	$(464,878)	$(583,756)

Notes to Consolidated Financial Statements

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	November 4, 2017	November 5, 2016
Current assets (liabilities):
Deferred tax assets	$619,642	$684,509
Deferred tax liabilities	(10,013)	(127,736)

Net current deferred tax assets	609,629	556,773

Non-current assets (liabilities):
Deferred tax assets	9,012	11,030
Deferred tax liabilities	(1,083,519)	(1,151,559)

Net non-current deferred tax liabilities	(1,074,507)	(1,140,529)

Net deferred tax liabilities	$(464,878)	$(583,756)

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For fiscal years 2017 and 2016, the Company determined that a valuation reserve for the Company’s deferred tax assets was not considered necessary as the deferred tax assets were fully realizable.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction took effect on January 1, 2018.

As of November 4, 2017, the Company had a net deferred tax liability totaling approximately $465,000. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s net deferred tax liability as of November 4, 2017 was determined based on the current enacted federal tax rate of 34% prior to the passage of the Act. As a result of the reduction in the corporate income tax rate to 21% from 34% under the Act, the Company will need to revalue its net deferred tax assets and liabilities as of January 31, 2018. The Company estimates that this will result in a reduction in its net deferred tax liability of approximately $150,000, which will reduce income tax expense in the first quarter of 2018.

The Company’s revaluation of its deferred tax assets is subject to further clarification of the new law that cannot be estimated at this time. As such, the Company is currently unable to make a final determination of the effect on annual earnings for the fiscal year ending 2018. Additionally, the Company is evaluating the other provisions of the Act and is unable to assess the effect on the Company at this time.

NOTE 12 Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 7,341 and 32,375 shares of its common stock during fiscal years 2017 and 2016, respectively.

NOTE 13 Stock Option Plan

In June 2011, the Company’s Board of Directors adopted and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee directors. A total of 300,000 shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. At November 4, 2017, options available for future grant under the plan were 295,000 and 5,000 options were outstanding.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost

Notes to Consolidated Financial Statements

will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2017 and 2016, the Company recognized approximately $1,800 and $1,500 in compensation cost related to stock options respectively.

A summary of information with respect to options granted is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2015	5,000	$8.49 - 10.45	$9.47
Granted	5,000	12.10	12.10
Exercised	(4,000)	8.49 - 10.45	9.72
Canceled	—	—	—

Outstanding at November 5, 2016	6,000	$8.49 - 12.10	$11.50

Granted	—	—	—
Exercised	(1,000)	8.49	8.49
Canceled	—	—	—

Outstanding at November 4, 2017	5,000	$12.10	$12.10	$24,500

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2017 and the exercise price times the number of shares, that would have been received by the option holders had the option holders exercised their options on November 4, 2017.

The following table summarizes information about the outstanding stock options at November 4, 2017:

Options Outstanding				Options Exercisable
Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.10	5,000	4	$12.10	5,000	$12.10

	5,000	4	$12.10	5,000	$12.10

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

NOTE 14 Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution of up to 20% of an employee’s contribution, up to a maximum of 6% of an employee’s compensation. The contribution expense charged to operations amounted to approximately $19,000 and $20,000 in fiscal years 2017 and 2016, respectively.

NOTE 15 Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through November 2020. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to $182,721 and $188,416 in fiscal year 2017 and 2016, respectively.

Notes to Consolidated Financial Statements

Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of November 4, 2017 are as follows for the fiscal years ending:

2018	$26,400
2019	26,400
2020	26,400

Total minimum payments required	$79,200

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 4, 2017, the outstanding principal balance of the note was $536,598 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,501,617. Should the collateral not be sufficient, the Company’s maximum exposure at November 4, 2017, would be 50% or $268,299 of the outstanding principal balance. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On November 4, 2017, there was approximately $310,772 in loan loss reserves or 3.13% of the portfolio in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 4, 2017 based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2018 annual meeting of shareholders.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (78)	Chairman of the Board and President of Nobility since 1967; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (54)	Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Jean Etheredge (72)	Secretary since 1967.

Lynn J. Cramer, Jr. (72)	Treasurer since 1980.

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

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2018 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2018 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2018 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2018 annual meeting of shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedules

Report of WithumSmith+Brown, PC

Consolidated Balance Sheets at November 4, 2017 and November 5, 2016

Consolidated Statements of Comprehensive Income for the Years Ended November 4, 2017 and November 5, 2016

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 4, 2017 and November 5, 2016

Consolidated Statements of Cash Flows for the Years Ended November 4, 2017 and November 5, 2016

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

3.(a)	Nobility’s Articles of Incorporation, as amended (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference). (P)

(b)	Bylaws, as amended March 28, 1994 (filed as an exhibit to Nobility’s Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.) (P)

10.(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility’s For 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference). (P)

(b)	2011 Stock Incentive Plan (filed as part of Nobility’s definitive proxy statement filed on June 7, 2011 and incorporated herein by reference).

(c)	Agreement dated September 7, 2001 between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference). (P)

(d)	Finance Revenue Sharing Agreement dated April 10, 2004 between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference). (P)

(e)	Seventh Amendment to the Finance Revenue Sharing Agreement dated April 10, 2004 with 21st Mortgage Corporation (filed as an exhibit to Nobility’s Form 8-K filed November 14, 2011 and incorporated herein by reference).

(f)	Loan and Security Agreement dated May 20, 2009, by and among Clayton Bank & Trust, Majestic 21 Partnership, 21st Mortgage Corporation, Majestic Homes, Inc. and the Company, as guarantor (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference). (P)

(g)	Term Note dated May 20, 2009 in favor of Clayton Bank & Trust (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference). (P)

(h)	Promissory Note dated March 31, 2016, payable to Nobility Parks II, LLC (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 5, 2016 and incorporated herein by reference).

21.1	Subsidiaries of Nobility (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 5, 2016 and incorporated herein by reference).

23.1	Consent of WithumSmith+Brown, PC

31.(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(b)	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.	Interactive data filing formatted in XBRL.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: January 26, 2018	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: January 26, 2018	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: January 26, 2018	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 26, 2018	By: /s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: January 26, 2018	By: /s/ Richard C. Barberie
Richard C. Barberie, Director

DATE: January 26, 2018	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: January 26, 2018	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director