Form 10-Q
period 2018-02-03
NOBILITY HOMES INC
filed 2018-03-19
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended February 3, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on March 19, 2018
Common Stock	3,893,069

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	February 3,	November 4,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,260,188	$27,910,504
Short-term investments	657,869	627,087
Accounts receivable - trade	3,309,542	2,934,300
Note receivable	500,000	500,000
Mortgage notes receivable	13,910	13,495
Income tax receivable	250,927	—
Inventories	6,857,100	7,505,681
Pre-owned homes, net	809,569	1,141,863
Prepaid expenses and other current assets	1,236,587	820,224
Deferred income taxes	—	609,629

Total current assets	40,895,692	42,062,783

Property, plant and equipment, net	4,660,678	4,304,771
Pre-owned homes, net	904,357	815,358
Interest receivable	112,744	101,301
Note receivable, less current portion	1,150,826	1,134,086
Mortgage notes receivable, less current portion	239,356	240,297
Other investments	1,494,078	1,471,029
Property held for sale	599,455	599,455
Deferred income taxes	414,815	—
Cash surrender value of life insurance	3,307,848	3,262,848
Other assets	156,287	156,287

Total assets	$53,936,136	$54,148,215

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$736,627	$849,782
Accrued compensation	560,773	624,989
Accrued expenses and other current liabilities	910,651	1,127,397
Income taxes payable	—	260,416
Customer deposits	2,601,152	2,796,827

Total current liabilities	4,809,203	5,659,411
Deferred income taxes	768,112	1,074,507

Total liabilities	5,577,315	6,733,918

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued	536,491	536,491
Additional paid in capital	10,669,672	10,669,231
Retained earnings	47,183,764	46,167,528
Accumulated other comprehensive income	434,580	412,233
Less treasury stock at cost, 1,371,838 shares in 2018 and 1,367,338 shares in 2017	(10,465,686)	(10,371,186)

Total stockholders’ equity	48,358,821	47,414,297

Total liabilities and stockholders’ equity	$53,936,136	$54,148,215

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	February 3, 2018	February 4, 2017
Net sales	$9,645,818	$8,573,400
Cost of goods sold	(7,428,879)	(6,549,336)

Gross profit	2,216,939	2,024,064
Selling, general and administrative expenses	(1,126,782)	(967,587)

Operating income	1,090,157	1,056,477

Other income:
Interest income	35,937	40,447
Undistributed earnings in joint venture - Majestic 21	23,049	28,598
Miscellaneous	5,734	4,771

Total other income	64,720	73,816

Income before provision for income taxes	1,154,877	1,130,293
Income tax expense	(138,641)	(426,970)

Net income	1,016,236	703,323
Other comprehensive income
Unrealized investment gain, net of taxes	22,347	115,167

Comprehensive income	$1,038,583	$818,490

Weighed average number of shares outstanding:
Basic	3,997,371	4,004,238
Diluted	3,999,202	4,005,538
Net income per share:
Basic	$0.25	$0.18
Diluted	$0.25	$0.18

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 3, 2018	February 4, 2017
Cash flows from operating activities:
Net income	$1,016,236	$703,323
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	29,639	24,615
Deferred income taxes	(120,016)	(193,729)
Undistributed earnings in joint venture - Majestic 21	(23,049)	(28,598)
Inventory impairment	105,000	65,000
Stock-based compensation	441	6,845
Increase in cash surrender value of life insurance	(45,000)	(59,999)
Decrease (increase) in:
Accounts receivable	(375,242)	274,643
Inventories	648,581	(604,562)
Pre-owned homes	138,295	213,947
Income tax receivable	(250,927)	—
Prepaid expenses and other current assets	(416,407)	(7,169)
Interest receivable	(11,443)	(18,594)
(Decrease) increase in:
Accounts payable	(113,155)	(63,802)
Accrued compensation	(64,216)	(176,174)
Accrued expenses and other current liabilities	(216,702)	(243,771)
Income taxes payable	(260,416)	(454,301)
Customer deposits	(195,675)	417,172

Net cash (used in) operating activities	(154,056)	(145,154)

Cash flows from investing activities:
Purchases of property, plant and equipment	(385,546)	(57,304)
Collections on note receivable	—	1,000,000
Collections on mortgage notes receivable	526	—
Collections on equipment notes receivable	8,711	—
Issurance of equipment note receivable	(25,451)	—

Net cash (used in) provided by investing activities	(401,760)	942,696

Cash flows from financing activities:
Proceeds from exercise of employee stock options	—	6,350
Purchase of treasury stock	(94,500)	—

Net cash (used in) provided by financing activities	(94,500)	6,350

(Decrease) increase in cash and cash equivalents	(650,316)	803,892
Cash and cash equivalents at beginning of year	27,910,504	24,562,638

Cash and cash equivalents at end of quarter	$27,260,188	$25,366,530

Supplemental disclosure of cash flows information:
Income taxes paid	$770,000	$1,075,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1     Basis of Presentation and Accounting Policies

The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”) Nobility Parks I, LLC, Nobility Parks II, LLC and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and licensed mortgage loan originator and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. At February 3, 2018 Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda.

The accompanying unaudited consolidated financial statements as of and for the three months ended February 3, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended February 3, 2018 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 4, 2017.

Recently Issued or Adopted Accounting Pronouncements – In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods there in and may be applied either prospectively or retrospectively to all periods presented. The Company has prospectively adopted ASU 2015-17 in its February 3, 2018 consolidated financial statements. As such, deferred tax assets and liabilities as of February 3, 2018 have been presented as a noncurrent asset and liability.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases” (ASU 2016-02). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. Lessees shall classify all leases as finance or operating leases. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of ASU 2016-02 on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2016. The Company adopted this ASU in the quarter ended February 3, 2018 and it did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer; and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update, together with subsequent amendments, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted. The Company believes the implementation of this guidance will have no material impact on its consolidated financial statements.

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

The Company’s revenue comes substantially from the sale of manufactured housing, modular housing and park models, along with freight billed to customers, parts sold and aftermarket services.

The Company has evaluated how the adoption of ASU 2014-09 will impact its financial position and result of operations by applying the five-step approach to each revenue stream. No material changes resulting from this pending adoption were identified. The Company intends to adopt ASU 2014-09 using the modified retrospective method.

The Company, upon adoption of ASU 2014-09, will greatly increase the amount of required disclosures, including but not limited to:

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

The Company, upon adoption of ASU 2014-09, will greatly increase the amount of required disclosures, including but not limited to:

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

Note 2     Inventories

New home inventory is carried at the lower of cost or net realizable value. The cost of finished home inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or fair market value.

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

Other pre-owned homes are acquired (Repossessions Inventory) as a convenience to the Company’s joint venture partner, 21st Mortgage Corporation. This inventory has been repossessed by 21st Mortgage Corporation directly or through mortgage foreclosure. The Company acquired this inventory at the amount of the uncollected balance of the financing at the time of the foreclosure/repossessions by 21st Mortgage Corporation. The Company records this inventory at cost determined on the specific identification method. All of the refurbishment costs are paid by 21st Mortgage Corporation. This arrangement assists 21st Mortgage Corporation with liquidation of their repossessed inventory. The timing of these repurchases by the Company is unpredictable as it is based on the repossessions 21st Mortgage Corporation incurs in the portfolio. When the home is sold, the Company retains the cost of the home, an interest factor on the cost of the home and a sales commission for the sale of the home, from the sales proceeds. Any additional proceeds are paid to 21st Mortgage. Any shortfall from the proceeds to cover these amounts is paid by 21st Mortgage to the Company. As the Company has no risk of loss on the sale, there is no valuation allowance necessary for this inventory.

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory is as follows:

	February 3,	November 4,
	2018	2017
Raw materials	$709,707	$896,954
Work-in-process	103,667	110,847
Finished homes	5,916,037	6,369,495
Model home furniture and others	127,689	128,385

Inventories	$6,857,100	$7,505,681

Pre-owned homes	$2,513,415	$2,736,946
Inventory impairment reserve	(799,488)	(779,725)

	1,713,926	1,957,221
Less homes expected to sell in 12 months	(809,569)	(1,141,863)

Pre-owned homes, long-term	$904,357	$815,358

Note 3     Short-term Investments

The following is a summary of short-term investments (available for sale):

	February 3, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$489,939	$—	$657,869

	November 4, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$459,157	$—	$627,087

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

ASC 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The ASC 820 fair value hierarchy is defined as follows:

•	Level 1 - Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

•	Level 3 - Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	February 3, 2018
	Level 1	Level 2	Level 3
Equity securities in a public company	$657,869	$—	$—

	November 4, 2017
	Level 1	Level 2	Level 3
Equity securities in a public company	$627,087	$—	$—

Note 5      Investment in Retirement Community Limited Partnership

The Company has a 31.3% limited partnership interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement community. The Company’s investment in Walden Woods is fully impaired at February 3, 2018 and November 4, 2017.

Note 6      Warranty Costs

The Company provides for a limited warranty as the manufactured homes are sold. Amounts related to these warranties are as follows:

	Three Months Ended
	February 3,	February 4,
	2018	2017
Beginning accrued warranty expense	$125,000	$125,000
Less: reduction for payments	(95,890)	(88,846)
Plus: additions to accrual	95,890	88,846

Ending accrued warranty expense	$125,000	$125,000

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

Note 8      Revenues by Products and Service

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended
	February 3,	February 4,
	2018	2017
Manufactured housing	$9,279,022	$8,020,617
Pre-owned homes	308,361	485,264
Insurance agent commissions	58,435	67,519

Total net sales	$9,645,818	$8,573,400

Note 9     Commitments and Contingent Liabilities

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of February 3, 2018, the outstanding principal balance of the note was $441,904 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,410,771. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Note 10    Subsequent Event

On March 2, 2018 the Board of Directors declared a one-time cash dividend of $.20 per common share for fiscal year 2017.    The cash dividend is payable on April 16, 2018 to stockholders of record as of March 26, 2018.

The Company repurchased 100,000 shares of its common stock, from a related party, on February 20, 2018, at a price of $20.22.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the first quarter of 2018 were $9,645,818 up 13% compared to $8,573,400 in the first quarter of 2017. The Company reported net income of $1,016,236 in first quarter 2018, compared to a net income of $703,323 during first quarter 2017.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended
	February 3,	February 4,
	2018	2017
New homes sold through Company owned sales centers	80	69
Pre-owned homes sold through Company owned sales centers:
Buy Back	2	4
Repossessions	3	3
Trade-Ins	2	1
Homes sold to independent dealers	66	71
Total new factory built homes produced	138	155
Average new manufactured home price - retail	$77,244	$74,849
Average new manufactured home price - wholesale	$39,923	$36,101
As a percent of net sales:
Gross profit from the Company owned retail sales centers	17%	17%
Gross profit from the manufacturing facilities - including intercompany sales	18%	17%

Sales to one publicly traded REIT (Real Estate Investment Trust) which owns multiple retirement communities in our market area accounted for $748,465 or 8% of our total sales in first quarter of 2018. Other companies which own multiple retirement communities in our market area accounted for $921,185 or 10% of our total sales in first quarter of 2018. Accounts receivable due from these customers were $1,775,258 at February 3, 2018.

The demand for affordable manufactured housing in Florida and the U.S. continues to improve. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2017 through January 2018 were up approximately 3% from the same period last year. Our sales for fiscal 2018 continue to look positive. Shipment of homes in our market area should improve and, if we can adequately control the material and labor cost increases that the Company is experiencing because of the improvements in the total housing picture, then earnings should also improve. Constrained consumer credit and the lack of lenders in our industry, partly as a result of an increase in government regulations, still affects our results by limiting many affordable manufactured housing buyers from purchasing homes.

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

Insurance agent commission revenues in the first quarter of 2018 were $58,435 compared to $67,519 in the first quarter of 2017. The insurance agent commissions were less in the first quarter of 2018 due to a decrease in an annual contingent commission earner. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at February 3, 2018 and November 4, 2017.

Gross profit as a percentage of net sales was 23% in first quarter of 2018 compared to 24% in the first quarter of 2017. The gross profit in first quarter of 2018 was $2,216,939 compared to $2,024,064 in the first quarter of 2017. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The dollar increase in gross profit is primarily due to the increase in the number of retail homes sold and the increase in the average retail home price.

Selling, general and administrative expense as a percent of net sales was 12% in first quarter of 2018 compared to 11% for the first quarter of 2017. Selling, general and administrative expenses in first quarter of 2018 were $1,126,782 compared to $967,587 in the first quarter of 2017. The increase in expenses resulted from the increase in compensation expenses directly related to our increased sales.

We earned interest of $35,937 for the first quarter of 2018 compared to $40,447 for the first quarter of 2017. Interest income is dependent on our cash balance and available rates of return and the accrued interest from the note receivable acquired in the sale of the investment in the Cypress Creek retirement manufactured home community.

Our earnings from Majestic 21 in the first quarter of 2018 were $23,049 compared to $28,598, for the first quarter of 2017. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

The Company recorded an income tax expense in the amount of $138,641 in the first quarter of 2018 as compared to $426,970 in first quarter of 2017. The decrease in income tax expense is attributable to the reduction in the corporate income tax rate from 34% to 21% that occurred on December 22, 2017 by the Tax Cuts and Jobs Act.

We reported net income of $1,016,236 for the first quarter of 2018 or $0.25 per share, compared to $703,323 or $0.18 per share, for the first quarter of 2017.

Liquidity and Capital Resources

Cash and cash equivalents were $27,260,188 at February 3, 2018 compared to $27,910,504 at November 4, 2017. Short-term investments were $657,869 at February 3, 2018 compared to $627,087 at November 4, 2017. Working capital was $36,086,489 at February 3, 2018 as compared to $36,403,372 at November 4, 2017. In November 2017, the Company purchased the land for one existing retail sales center for $330,000. In January 2018, the Company repurchased 4,500 shares of its common stock for $21 per share and in February 2018 the Company repurchased, from a related party, 100,000 shares of its common stock at $20.22 per share. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations.    We have no debt. We also have approximately $3.3 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of February 3, 2018, the Company continued to report a strong balance sheet which included total assets of approximately $54 million and stockholders’ equity of approximately $48 million.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of February 3, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Items 3 through 5.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases by the Company of its common stock during the months presented:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
Nov. 5 – Dec 4, 2017	0	N/A	N/A	N/A
Dec 5 – Jan 4, 2018	0	N/A	N/A	N/A
Jan 5 – Feb 3, 2018	4,500	$21.00	N/A	N/A

The Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock up to 200,000 shares or less per year in the open market.

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

NOBILITY HOMES, INC.

DATE: March 19, 2018	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: March 19, 2018	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: March 19, 2018	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer