Form 10-Q
period 2018-05-05
NOBILITY HOMES INC
filed 2018-06-18
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on June 18, 2018
Common Stock	3,874,069

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	May 5, 2018	November 4, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,737,699	$27,910,504
Short-term investments	564,400	627,087
Accounts receivable - trade	1,782,248	2,934,300
Note receivable	—	500,000
Mortgage notes receivable	14,399	13,495
Inventories	7,889,404	7,505,681
Pre-owned homes, net	859,843	1,141,863
Prepaid expenses and other current assets	1,408,142	820,224
Deferred income taxes	—	609,629

Total current assets	42,256,135	42,062,783
Property, plant and equipment, net	4,714,517	4,304,771
Pre-owned homes, net	691,295	815,358
Interest receivable	—	101,301
Note receivable, less current portion	109,935	1,134,086
Mortgage notes receivable, less current portion	238,393	240,297
Other investments	1,521,344	1,471,029
Property held for sale	213,437	599,455
Cash surrender value of life insurance	3,352,849	3,262,848
Other assets	156,287	156,287

Total assets	$53,254,192	$54,148,215

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$963,763	$849,782
Accrued compensation	636,539	624,989
Accrued expenses and other current liabilities	1,163,357	1,127,397
Income taxes payable	448,379	260,416
Customer deposits	3,744,823	2,796,827

Total current liabilities	6,956,861	5,659,411

Deferred income taxes	59,434	1,074,507

Total liabilities	7,016,295	6,733,918

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,874,069 and 3,997,569 outstanding, respectively	536,491	536,491
Additional paid in capital	10,670,113	10,669,231
Retained earnings	47,540,755	46,167,528
Accumulated other comprehensive income	366,724	412,233
Less treasury stock at cost, 1,490,838 shares in 2018 and 1,367,338 shares in 2017	(12,876,186)	(10,371,186)

Total stockholders’ equity	46,237,897	47,414,297

Total liabilities and stockholders’ equity	$53,254,192	$54,148,215

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Income and Comprehensive Income

Unaudited

	Three Months Ended		Six Months Ended
	May 5,	May 6,	May 5,	May 6,
	2018	2017	2018	2017
Net sales	$8,922,264	$10,046,071	$18,568,082	$18,619,471

Cost of goods sold	(6,610,958)	(7,647,187)	(14,039,837)	(14,196,523)

Gross profit	2,311,306	2,398,884	4,528,245	4,422,948

Selling, general and administrative expenses	(1,119,359)	(1,122,286)	(2,246,141)	(2,089,873)

Operating income	1,191,947	1,276,598	2,282,104	2,333,075

Other income:
Interest income	81,446	31,357	117,383	71,804
Undistributed earnings in joint venture - Majestic 21	27,266	28,123	50,315	56,721
Proceeds received under escrow arrangement	55,640	225,956	55,640	225,956
Gain on property held for resale	203,512	—	203,512	—
Miscellaneous	6,850	9,891	12,584	14,662

Total other income	374,714	295,327	439,434	369,143

Income before provision for income taxes	1,566,661	1,571,925	2,721,538	2,702,218

Income tax expense	(431,056)	(464,416)	(569,697)	(891,386)

Net income	1,135,605	1,107,509	2,151,841	1,810,832

Other comprehensive income (loss)
Unrealized investment gain (loss), net of tax effect	(67,857)	13,457	(45,510)	128,624

Comprehensive income	$1,067,748	$1,120,966	$2,106,331	$1,939,456

Weighted average number of shares outstanding:
Basic	3,903,904	4,004,840	3,950,638	4,004,539
Diluted	3,906,077	4,006,047	3,952,650	4,005,793

Net income per share:
Basic	$0.29	$0.28	$0.54	$0.45
Diluted	$0.29	$0.28	$0.54	$0.45

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 5,	May 6,
	2018	2017
Cash flows from operating activities:
Net income	$2,151,841	$1,810,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,261	48,774
Deferred income taxes	(388,266)	(246,032)
Undistributed earnings in joint venture - Majestic 21	(50,315)	(56,721)
Gain on property held for resale	(203,512)	—
Inventory impairment	105,000	173,000
Stock-based compensation	882	6,336
Decrease (increase) in:
Accounts receivable	1,152,052	(91,264)
Inventories	(383,723)	(885,432)
Pre-owned homes	301,083	314,839
Income tax receivable	—	—
Prepaid expenses and other current assets	(587,918)	118,529
Interest receivable	—	(30,037)
(Decrease) increase in:
Accounts payable	113,980	(25,604)
Accrued compensation	11,550	(76,146)
Accrued expenses and other current liabilities	35,960	(84,398)
Income taxes payable	187,963	62,418
Customer deposits	947,996	(25,576)

Net cash provided by operating activities	3,453,834	1,013,518

Cash flows from investing activities:
Purchase of property, plant and equipment	(469,007)	(155,609)
Proceeds from property held for resale	589,530	—
Collections on note receivable	1,530,000	1,000,000
Collections on interest receivable	101,301	—
Collections on mortgage notes receivable	1,000	354
Collections on equipment notes receivable	19,602	—
Issuance of mortgage note receivable	—	(70,850)
Issuance of equipment note receivable	(25,451)	—
Increase in cash surrender value of life insurance	(90,000)	(120,001)

Net cash provided by investing activities	1,656,975	653,894

Cash flows from financing activities:
Payment of cash dividend	(778,614)	(600,726)
Proceeds from exercise of employee stock options	—	7,300
Purchase of treasury stock	(2,505,000)	—

Net cash used in financing activities	(3,283,614)	(593,426)

Increase in cash and cash equivalents	1,827,195	1,073,986
Cash and cash equivalents at beginning of year	27,910,504	24,562,638

Cash and cash equivalents at end of quarter	$29,737,699	$25,636,624

Supplemental disclosure of cash flows information:
Income taxes paid	$770,000	$1,075,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1            Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and six months ended May 5, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended May 5, 2018 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 4, 2017.

Recently Issued or Adopted Accounting Pronouncements – In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods there in and may be applied either prospectively or retrospectively to all periods presented. The Company prospectively adopted ASU 2015-17 beginning with its February 3, 2018 consolidated financial statements. As such, deferred tax assets and liabilities as of May 5, 2018 have been presented as a noncurrent liability.

Recently Issued Accounting Pronouncements – In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases” (ASU 2016-02). The core principle of ASU 2016-02 is that leesees should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. Lessees shall classify all leases as finance or operating leases. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of ASU 2016-02 on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Together with subsequent updates, the guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer; and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update, together with subsequent amendments, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted. The Company believes the implementation of this guidance will have no material impact on its consolidated financial statements.

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

The Company has evaluated how the adoption of ASU 2014-09 will impact its financial position and result of operations by applying the five-step approach to each revenue stream. No material changes resulting from this pending adoption were identified. The Company intends to adopt ASU 2014-09 using the modified retrospective method being utilized.

The Company, upon adoption of ASU 2014-09, will increase the amount of required disclosures, including but not limited to:

•	Disaggregation of revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors;

•	The opening and closing balances of receivables, contract assets, and contract liabilities from contracts with customers, if not otherwise separately presented or disclosed;

•	Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period;

•	Information about performance obligations in contracts with customers; and

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

Other pre-owned homes are acquired (Repossessions Inventory) as a convenience to the Company’s joint venture partner, 21st Mortgage Corporation. This inventory has been repossessed by 21st Mortgage Corporation directly or through mortgage foreclosure. The Company acquired this inventory at the amount of the uncollected balance of the financing at the time of the foreclosure/repossessions by 21st Mortgage Corporation. The Company records this inventory at cost determined on the specific identification method. All of the refurbishment costs are paid by 21st Mortgage Corporation. This arrangement assists 21st Mortgage Corporation with liquidation of their repossessed inventory. The timing of these repurchases by the Company is unpredictable as it is based on the repossessions 21st Mortgage Corporation incurs in the portfolio. When the home is sold, the Company retains the cost of the home, an interest factor on the cost of the home and a sales commission for the sale of the home, from the sales proceeds. Any additional proceeds are paid to 21st Mortgage Corporation. Any shortfall from the proceeds to cover these amounts is paid by 21st Mortgage Corporation to the Company. As the Company has no risk of loss on the sale, there is no valuation allowance necessary for this inventory.

Pre-owned homes are also taken as trade-ins on new home sales (Trade-in Inventory). This inventory is recorded at estimated actual wholesale value which is generally lower than market value, determined on the specific identification method, plus refurbishment costs incurred to date to bring the inventory to a more saleable state. The Trade-in inventory amount is reduced where necessary on a unit specific basis by a valuation reserve which management believes results in inventory being valued at market.

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory is as follows:

	May 5,	November 4,
	2018	2017
Raw materials	$720,196	$896,954
Work-in-process	93,247	110,847
Finished homes	6,946,646	6,369,495
Model home furniture and others	129,315	128,385

Inventories	$7,889,404	$7,505,681

Pre-owned homes	$2,219,826	$2,736,946
Inventory impairment reserve	(668,688)	(779,725)

	1,551,138	1,957,221
Less homes expected to sell in 12 months	(859,843)	(1,141,863)

Pre-owned homes, long-term	$691,295	$815,358

Note 3             Short-term Investments

The following is a summary of short-term investments (available for sale):

	May 5, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$396,470	$—	$564,400

	November 4, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$459,157	$—	$627,087

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	May 5, 2018
	Level 1	Level 2	Level 3
Equity securities in a public company	$564,400	$—	$—

	November 4, 2017
	Level 1	Level 2	Level 3
Equity securities in a public company	$627,087	$—	$—

Note 5            Sale of Property Held for Sale

On April 13, 2018 the Company sold its former manufacturing facility located in Belleview, Florida for total net proceeds of $589,530. The Company recognized a gain on the sale of this property held for sale of $203,512. As of May 5, 2018, property held for sale includes our former sales center located in Pace, Florida with a net book value of $213,437.

Note 6            Investment in Retirement Community Limited Partnership

The Company has a 31.3% limited partnership interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement community. The Company’s investment in Walden Woods is fully impaired at May 5, 2018 and November 4, 2017.

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. The Company received $960,000 cash and a note receivable for $3,030,000, plus interest at 3.0% payable in $500,000 semi-annual installments through July 1, 2019. During the three months ended May 5, 2018, this note receivable and all accrued interest was paid in full.

Note 7            Stockholders’ Equity and Related Party Transaction

During the six months ended May 5, 2018, the Company repurchased 123,500 of its common stock shares for per share prices ranging from $20.22 - $21.00 for an aggregate total of $2,505,000. Of these repurchased common stock shares, 100,000 were from a related party for which the Company paid $20.22 per share. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. There were no common stock share repurchases during the six months ended May 6, 2017.

On March 2, 2018 the Board of Directors declared a cash dividend of $.20 per common share to the stockholders of record as of March 26, 2018. The cash dividend was paid from our cash reserves on April 16, 2018 in the amount of $778,614.

On March 10, 2017 the Board of Directors declared a cash dividend of $.15 per common share to the stockholders of record as of March 27, 2017. The cash dividend was paid from our cash reserves on April 17, 2017 in the amount of $600,726.

Note 8            Net Income per Share

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

Note 9            Revenues by Products and Service

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended		Six Months Ended
	May 5,	May 6,	May 5,	May 6,
	2018	2017	2018	2017
Manufactured housing	$8,551,759	$9,763,293	$17,831,141	$17,783,910
Pre-owned homes	301,096	209,095	609,457	694,359
Insurance agent commissions	69,409	73,683	127,484	141,202

Total net sales	$8,922,264	$10,046,071	$18,568,082	$18,619,471

Note 10            Commitments and Contingent Liabilities

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of May 5, 2018, the outstanding principal balance of the note was $347,211 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,348,597. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the second quarter of 2018 were $8,922,264 compared to $10,046,071 in the second quarter of 2017. Total net sales for the first six months of 2018 were $18,568,082 compared to $18,619,471 for the first six months of 2017. The decline in second quarter sales in 2018 is due to the large number of homes sold at our retail sales centers that were in the field, but not completed and funded by May 5, 2018 and therefore not recognized as revenue. Net income for the first six months of 2018 was $2,151,841 compared to a net income of $1,810,832 for the first six months of 2017.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Six Months Ended
	May 5,	May 6,	May 5,	May 6,
	2018	2017	2018	2017
New homes sold through Company owned sales centers	80	98	160	167
Pre-owned homes sold through Company owned sales centers:
Buy Back	4	2	6	6
Repossessions	1	1	4	4
Trade-Ins	0	2	2	3
Homes sold to independent dealers	55	54	121	125
Total new factory built homes produced	164	165	302	320
Average new manufactured home price - retail	$73,752	$73,261	$75,498	$73,917
Average new manufactured home price - wholesale	$40,782	$38,542	$40,389	$37,360
As a percent of net sales:
Gross profit from the Company owned retail sales centers	19%	16%	18%	16%
Gross profit from the manufacturing facilities - including intercompany sales	15%	17%	16%	17%

Sales to one publicly traded REIT (Real Estate Investment Trust) which owns multiple retirement communities in our market area accounted for $1,346,220 or 7% of our total sales for the first six months of 2018 compared to $783,765 or 4% of our total sales for the first six months of 2017. Other companies which own multiple retirement communities in our market area accounted for $737,490 or 4% of our total sales for the first six months of 2018 compared to $1,208,330 or 6% for the same period last year. Accounts receivable due from these customers were $323,419 at May 5, 2018.

The demand for affordable manufactured housing in Florida and the U.S. continues to improve. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2017 through April 2018 were up approximately 11.7% from the same period last year. Our sales for fiscal 2018 continue to look positive. Constrained consumer credit and the lack of lenders in our industry, partly as a result of an increase in government regulations, still affects our results by limiting many affordable manufactured housing buyers from purchasing homes.

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

On June 5, 2018 the Company celebrated its 51st anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers, an insurance agency subsidiary, and an investment in a retirement manufactured home community, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2018 were $69,409 compared to $73,683 in the second quarter of 2017. Total insurance agent commission revenues for the first six months of 2018 were $127,484 compared to $141,202 for the first six months of 2017. The decrease in insurance agent commissions in first six months of 2018 were due to a decline in new policies and renewals generated which effects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at May 5, 2018 and November 4, 2017.

Gross profit as a percentage of net sales was 26% in second quarter of 2018 compared to 24% for the second quarter of 2017. Gross profit as a percentage of net sales was 24% for the first six months of 2018 and 2017. The gross profit in second quarter of 2018 was $2,311,306 compared to $2,398,884 in the second quarter of 2017 and was $4,528,245 for the first six months of 2018 compared to $4,422,948 for the first six months of 2017. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold.

Selling, general and administrative expenses as a percent of net sales was 13% in second quarter of 2018 compared to 11% in the second quarter of 2017 and was 12% for the first six months of 2018 compared to 11% for the first six months of 2017. Selling, general and administrative expenses in second quarter of 2018 was $1,119,359 compared to $1,122,286 in the second quarter of 2017 and was $2,246,141 for the first six months of 2018 compared to $2,089,873 for the first six months of 2017. The dollar increase in expenses in 2018 resulted from the increase in variable and accrued compensation expenses.

We earned interest of $81,446 for the second quarter of 2018 compared to $31,357 for the second quarter of 2017. For the first six months of 2018, interest earned was $117,383 compared to $71,804 in the first six months of 2017. The increase is primarily due to the increase in the balances and the interest rate in the money market accounts and accrued interest from the note receivable acquired in the sale of the investment in retirement community.

Our earnings from Majestic 21 in the second quarter of 2018 were $27,266 compared to $28,123, for the second quarter of 2017. Our earnings from Majestic 21 for the first six months of 2018 were $50,315 compared to $56,721 for the first six months of 2017. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

The Company recorded an income tax expense in the amount of $431,056 in the second quarter of 2018 as compared to $464,416 in second quarter 2017. Income tax expense for the six months of 2018 was $569,697 compared to $891,386 for the six months of 2017. The decrease in income tax expense is attributable to the reduction in the corporate income tax rate from 34% to 21% that occurred on December 22, 2017 by the Tax Cuts and Jobs Act.

We reported net income of $1,135,605 for the second quarter of 2018 or $0.29 per share, compared to $1,107,509 or $0.28 per share, for the second quarter of 2017. For the first six months of 2018 net income was $2,151,841 or $0.54 per share, compared to $1,810,832 or $0.45 per share, in the first six months of 2017.

Liquidity and Capital Resources

Cash and cash equivalents were $29,737,699 at May 5, 2018 compared to $27,910,504 at November 4, 2017. Short-term investments were $564,400 at May 5, 2018 compared to $627,087 at November 4, 2017. Working capital was $35,299,274 at May 5, 2018 as compared to $36,403,372 at November 4, 2017. In November 2017, the Company purchased the land for one existing retail sales center for $330,000. In January 2018, the Company repurchased 4,500 shares of its common stock at $21.00 per share. In February 2018, the Company repurchased, from a related party, 100,000 shares of its common stock at $20.22 per share. In April 2018, the Company sold its Belleview facility (property held for resale) for net proceeds of $589,530. A cash dividend was paid from our cash reserves in April 2018 in the amount of $778,614. In the second quarter of 2018, the Company repurchased an additional 19,000 shares of its common stock for an average price of $20.65. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $3.3 million of cash surrender value of life insurance which we could access as an additional source of liquidity, though we have not currently viewed this to be necessary. As of May 5, 2018, the Company continued to report a strong balance sheet which included total assets of approximately $54 million and stockholders’ equity of approximately $46 million.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 5, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Items 3 through 5.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases by the Company of its common stock during the three months ended May 5, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs*
Feb 4 – Mar 3, 2018	100,000	$20.22	104,500	N/A
Mar 4 – Mar 31, 2018	4,000	$21.00	108,500	N/A
Apr 1 – May 5, 2018	15,000	$20.30	123,500	N/A

*

The Company’s Board of Directors has authorized management to repurchase up to 200,000 shares of the Company’s common stock or less per year in the open market. For total 2018, management has repurchased an aggregate of 123,500 share of common stock and is authorized to purchase up to an additional 76,500 shares.

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

NOBILITY HOMES, INC.

DATE: June 18, 2018	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 18, 2018	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: June 18, 2018	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer