Form 10-Q
period 2018-08-04
NOBILITY HOMES INC
filed 2018-09-18
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on September 18, 2018
Common Stock	3,873,731

NOBILITY HOMES, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of August 4, 2018 (Unaudited) and November 4, 2017	3

	Consolidated Statements of Income and Comprehensive Income for the three and nine months ended August 4, 2018 (Unaudited) and August 5, 2017 (Unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended August 4, 2018 (Unaudited) and August 5, 2017 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	17

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

Signatures		19

NOBILITY HOMES, INC.

Consolidated Balance Sheets

	August 4, 2018	November 4, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,488,854	$27,910,504
Certificates of deposit	2,006,436	—
Short-term investments	557,448	627,087
Accounts receivable - trade	1,644,991	2,934,300
Note receivable	46,444	500,000
Mortgage notes receivable	15,095	13,495
Inventories	7,130,866	7,505,681
Pre-owned homes, net	1,066,126	1,141,863
Prepaid expenses and other current assets	1,112,899	820,224
Deferred income taxes	—	609,629

Total current assets	44,069,159	42,062,783
Property, plant and equipment, net	4,811,887	4,304,771
Pre-owned homes, net	527,624	815,358
Interest receivable	—	101,301
Note receivable, less current portion	52,690	1,134,086
Mortgage notes receivable, less current portion	237,409	240,297
Other investments	1,549,946	1,471,029
Property held for sale	213,437	599,455
Cash surrender value of life insurance	3,397,849	3,262,848
Other assets	156,287	156,287
Deferred income taxes	10,497	—

Total assets	$55,026,785	$54,148,215

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$763,760	$849,782
Accrued compensation	736,763	624,989
Accrued expenses and other current liabilities	1,063,821	1,127,397
Income taxes payable	526,263	260,416
Customer deposits	4,462,555	2,796,827

Total current liabilities	7,553,162	5,659,411
Deferred income taxes	—	1,074,507

Total liabilities	7,553,162	6,733,918

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,873,731 and 3,997,569 outstanding, respectively	536,491	536,491
Additional paid in capital	10,670,407	10,669,231
Retained earnings	48,788,839	46,167,528
Accumulated other comprehensive income	361,677	412,233
Less treasury stock at cost, 1,491,176 shares in 2018 and 1,367,338 shares in 2017	(12,883,791)	(10,371,186)

Total stockholders’ equity	47,473,623	47,414,297

Total liabilities and stockholders’ equity	$55,026,785	$54,148,215

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Income and Comprehensive Income

Unaudited

	Three Months Ended		Nine Months Ended
	Aug 4,	Aug 5,	Aug 4,	Aug 5,
	2018	2017	2018	2017
Net sales	$11,447,636	$8,906,385	$30,015,718	$27,525,855

Cost of goods sold	(8,705,847)	(6,942,792)	(22,745,684)	(21,139,315)

Gross profit	2,741,789	1,963,593	7,270,034	6,386,540

Selling, general and administrative expenses	(1,279,397)	(1,028,729)	(3,525,538)	(3,118,602)

Operating income	1,462,392	934,864	3,744,496	3,267,938

Other income:
Interest income	99,594	33,543	216,977	105,347
Undistributed earnings in joint venture - Majestic 21	28,602	24,037	78,917	80,758
Proceeds received under escrow arrangement	117,271	72,867	172,911	298,824
Gain on property held for sale	—	—	203,512	—
Miscellaneous	10,083	18,749	22,667	33,411

Total other income	255,550	149,196	694,984	518,340

Income before provision for income taxes	1,717,942	1,084,060	4,439,480	3,786,278

Income tax expense	(469,858)	(414,177)	(1,039,555)	(1,305,563)

Net income	1,248,084	669,883	3,399,925	2,480,715

Other comprehensive income (loss)
Unrealized investment gain (loss), net of tax effect	(5,046)	21,081	(50,556)	149,706

Comprehensive income	$1,243,038	$690,964	$3,349,369	$2,630,421

Weighted average number of shares outstanding:
Basic	3,873,746	4,003,096	3,925,007	4,004,058
Diluted	3,875,897	4,004,387	3,927,066	4,005,325

Net income per share:
Basic	$0.32	$0.17	$0.87	$0.62
Diluted	$0.32	$0.17	$0.87	$0.62

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Aug 4,	Aug 5,
	2018	2017
Cash flows from operating activities:
Net income	$3,399,925	$2,480,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,764	73,389
Deferred income taxes	(456,292)	(244,660)
Undistributed earnings in joint venture - Majestic 21	(78,917)	(80,758)
Gain on property held for sale	(203,512)	—
Inventory valuation allowance	105,000	193,000
Stock-based compensation	1,176	6,777
Decrease (increase) in:
Accounts receivable	1,289,309	39,153
Inventories	374,815	(947,976)
Pre-owned homes	258,471	396,685
Prepaid expenses and other current assets	(292,675)	60,963
Interest receivable	(6,436)	(41,481)
(Decrease) increase in:
Accounts payable	(86,022)	(166,462)
Accrued compensation	111,774	(212,859)
Accrued expenses and other current liabilities	(63,577)	(120,855)
Income taxes payable	265,847	(356,777)
Customer deposits	1,665,728	197,638

Net cash provided by operating activities	6,373,378	1,276,492

Cash flows from investing activities:
Purchase of property, plant and equipment	(595,880)	(280,687)
Purchase of certificates of deposit	(2,000,000)	—
Proceeds from property held for sale	589,530	13,750
Collections on note receivable	1,530,000	1,000,000
Collections on interest receivable	101,301	1,201
Collections on mortgage notes receivable	1,288	—
Collections on equipment notes receivable	30,403	—
Issuance of mortgage note receivable	—	(70,850)
Issuance of equipment note receivable	(25,451)	—
Increase in cash surrender value of life insurance	(135,000)	(180,000)

Net cash (used in) provided by investing activities	(503,809)	483,414

Cash flows from financing activities:
Payment of cash dividend	(778,614)	(600,726)
Proceeds from exercise of employee stock options	—	7,300
Purchase of treasury stock	(2,512,605)	(122,047)

Net cash used in financing activities	(3,291,219)	(715,473)

Increase in cash and cash equivalents	2,578,350	1,044,433
Cash and cash equivalents at beginning of year	27,910,504	24,562,638

Cash and cash equivalents at end of quarter	$30,488,854	$25,607,071

Supplemental disclosure of cash flows information:
Income taxes paid	$1,230,000	$1,907,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and nine months ended August 4, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended August 4, 2018 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 4, 2017.

Recently Issued or Adopted Accounting Pronouncements – In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods there in and may be applied either prospectively or retrospectively to all periods presented. The Company prospectively adopted ASU 2015-17 beginning with its February 3, 2018 consolidated financial statements. As such, deferred tax assets and liabilities have been presented as noncurrent.

Recently Issued Accounting Pronouncements - In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases” (ASU 2016-02). The core principle of ASU 2016-02 is that lessees should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. Lessees shall classify all leases as finance or operating leases. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects the adoption of ASU 2016-02 will result in the recognition of the right-of-use assets and related obligations on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company expects the adoption of this amendment to recognize changes in the fair value of equity investment in earnings.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services together with subsequent updates, the guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer; and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update, together with subsequent amendments, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted.

The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach:

1.	Identify the contract(s) with a customer;

2.	Identify each performance obligation in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to each performance obligation; and

5.	Recognize revenue when or as each performance obligation is satisfied.

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory is as follows:

	August 4, 2018	November 4, 2017
Raw materials	$927,196	$896,954
Work-in-process	116,600	110,847
Finished homes	5,964,208	6,369,495
Model home furniture	122,862	128,385

Inventories	$7,130,866	$7,505,681

Pre-owned homes	$2,239,423	$2,736,946
Inventory impairment reserve	(645,673)	(779,725)

	1,593,750	1,957,221
Less homes expected to sell in 12 months	(1,066,126)	(1,141,863)

Pre-owned homes, long-term	$527,624	$815,358

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	August 4, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$389,518	$—	$557,448

	November 4, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$459,157	$—	$627,087

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	August 4, 2018
	Level 1	Level 2	Level 3
Equity securities in a public company	$557,448	$—	$—

	November 4, 2017
	Level 1	Level 2	Level 3
Equity securities in a public company	$627,087	$—	$—

Note 5	Property Held for Sale

On April 13, 2018 the Company sold its former manufacturing facility located in Belleview, Florida for total net proceeds of $589,530. The Company recognized a gain on the sale of this property held for sale of $203,512. As of August 4, 2018, property held for sale consists of our former sales center located in Pace, Florida with a net book value of $213,437.

Note 6	Investment in Retirement Community Limited Partnership

The Company has a 31.3% limited partnership interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement community. The Company’s investment in Walden Woods is fully impaired at August 4, 2018 and November 4, 2017.

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. The Company received $960,000 cash and a note receivable for $3,030,000, plus interest at 3.0% payable in $500,000 semi-annual installments through July 1, 2019. During the three months ended May 2018, this note receivable and all accrued interest was paid in full.

Note 7	Stockholders’ Equity and Related Party Transaction

During the nine months ended August 4, 2018, the Company repurchased 123,838 shares of its common stock for per share prices ranging from $20.22 - $21.00 for an aggregate total of $2,512,605. Of these repurchased shares, 100,000 were from a related party for which the Company paid $20.22 per share. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. There were no common stock share repurchases during the nine months ended August 5, 2017.

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

Note 9	Revenues by Products and Service

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended		Nine Months Ended
	Aug 4, 2018	Aug 5, 2017	Aug 4, 2018	Aug 5, 2017
Manufactured housing	$10,941,373	$8,535,160	$28,772,154	$26,319,070
Pre-owned homes	433,085	308,975	1,042,542	1,003,333
Insurance agent commissions	73,178	62,250	201,022	203,452

Total net sales	$11,447,636	$8,906,385	$30,015,718	$27,525,855

Note 10	Commitments and Contingent Liabilities

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The

Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of August 4, 2018, the outstanding principal balance of the note was $252,517 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,218,641. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the third quarter of 2018 were up 29% to $11,447,636 compared to $8,906,385 in the third quarter of 2017, driven primarily by an increase in new homes sold at Company’s sales centers. Total net sales for the first nine months of 2018 were up 9% to $30,015,718 compared to $27,525,855 for the first nine months of 2017. Net income for the first nine months of 2018 was $3,399,925 compared to a net income of $2,480,715 for the first nine months of 2017.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Nine Months Ended
	Aug 4,	Aug 5,	Aug 4,	Aug 5,
	2018	2017	2018	2017
New homes sold through Company owned sales centers	95	74	255	241
Pre-owned homes sold through Company owned sales centers:
Buy Back	0	2	6	8
Repossessions	6	3	10	7
Trade-Ins	2	1	4	4
Homes sold to independent dealers	55	65	176	190
Total new factory built homes produced	143	138	445	458
Average new manufactured home price - retail	$84,332	$75,691	$78,789	$74,462
Average new manufactured home price - wholesale	$43,957	$39,595	$41,536	$38,033
As a percent of net sales:
Gross profit from the Company owned retail sales centers	18%	15%	18%	16%
Gross profit from the manufacturing facilities - including intercompany sales	18%	17%	17%	16%

Sales to one publicly traded REIT (Real Estate Investment Trust) which owns multiple retirement communities in our market area accounted for $1,861,770 or 6% of our total sales for the first nine months of 2018 compared to $1,602,185 or 6% of our total sales for the first nine months of 2017. Other companies which own multiple retirement communities in our market area accounted for $1,069,290 or 4% of our total sales for the first nine months of 2018 compared to $2,155,575 or 8% for the same period last year. Accounts receivable due from these customers were $88,035 at August 4, 2018.

The demand for affordable manufactured housing in Florida and the U.S. continues to improve. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2017 through July 2018 were up approximately 18% from the same period last year. Constrained consumer credit and the lack of lenders in our industry, partly as a result of an increase in government regulations, still affects our results by limiting many affordable manufactured housing buyers from purchasing homes.

We understand that maintaining our strong financial position is vital for future growth and success. Because of very challenging business conditions during economic recessions in our market area, management will continue to evaluate all expenses and react in a manner consistent with maintaining our strong financial position, while exploring opportunities to expand our distribution and manufacturing operations.

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

Insurance agent commission revenues in the third quarter of 2018 were $73,178 compared to $62,250 in the third quarter of 2017. Total insurance agent commission revenues for the first nine months of 2018 were $201,022 compared to $203,452 for the first nine months of 2017. The decrease in insurance agent commissions in first nine months of 2018 were due to a decline in new policies and renewals generated which effects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at August 4, 2018 and November 4, 2017.

Gross profit as a percentage of net sales was 24% in third quarter of 2018 compared to 22% for the third quarter of 2017. Gross profit as a percentage of net sales was 24% for the first nine months of 2018 compared to 23% for the first nine months of 2017. The gross profit in third quarter of 2018 was $2,741,789 compared to $1,963,593 in the third quarter of 2017 and was $7,270,034 for the first nine months of 2018 compared to $6,386,540 for the first nine months of 2017. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit for the nine months ended of 2018 is primarily due to the increase in the overall number of homes sold at the retail sales centers and an increase in the average new manufactured home price at both retail and wholesale.

Selling, general and administrative expenses as a percent of net sales was 11% in third quarter of 2018 compared to 12% in the third quarter of 2017 and was 12% for the first nine months of 2018 compared to 11% for the first nine months of 2017. Selling, general and administrative expenses in second quarter of 2018 was $1,279,397 compared to $1,028,729 in the third quarter of 2017 and was $3,525,538 for the first nine months of 2018 compared to $3,118,602 for the first nine months of 2017. The dollar increase in expenses in 2018 resulted from the increase in variable and accrued compensation expenses.

We earned interest of $99,594 for the third quarter of 2018 compared to $33,543 for the third quarter of 2017. For the first nine months of 2018, interest earned was $216,977 compared to $105,347 in the first nine months of 2017. The increase is primarily due to the increase in the balances and the interest rate in the money market accounts, certificates of deposit and accrued interest from the note receivable acquired in the sale of the investment in the Cypress Creek retirement community.

Our earnings from Majestic 21 in the third quarter of 2018 were $28,602 compared to $24,037, for the third quarter of 2017. Our earnings from Majestic 21 for the first nine months of 2018 were $78,917 compared to $80,758 for the first nine months of 2017. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

The Company recorded an income tax expense in the amount of $469,858 in the third quarter of 2018 as compared to $414,177 in third quarter 2017. Income tax expense for the nine months of 2018 was $1,039,555 compared to $1,305,563 for the nine months of 2017. The decrease in income tax expense is attributable to the reduction in the corporate income tax rate from 34% to 21% that occurred on December 22, 2017 by the Tax Cuts and Jobs Act.

We reported net income of $1,248,084 for the third quarter of 2018 or $0.32 per share, compared to $669,883 or $0.17 per share, for the third quarter of 2017. For the first nine months of 2018 net income was $3,399,925 or $0.87 per share, compared to $2,480,715 or $0.62 per share, in the first nine months of 2017.

Liquidity and Capital Resources

Cash and cash equivalents were $30,488,854 at August 4, 2018 compared to $27,910,504 at November 4, 2017. Certificates of deposit were $2,006,436 at August 4, 2018. We had no certificates of deposit at November 4, 2017. Short-term investments were $557,448 at August 4, 2018 compared to $627,087 at November 4, 2017. Working capital was $36,515,997 at August 4, 2018 as compared to $36,403,372 at November 4, 2017. In November 2017, the Company purchased the land and building for one existing retail sales center for $330,000. In January 2018, the Company repurchased 4,500 shares of its common stock at $21.00 per share. In February 2018, the Company repurchased, from a related party, 100,000 shares of its common stock at $20.22 per share. In April 2018, the Company sold its Belleview facility (property held for sale) for net proceeds of $589,530. A cash dividend was paid from our cash reserves in April 2018 in the amount of $778,614. In the second quarter of 2018, the Company repurchased an additional 19,000 shares of its common stock for an average price of $20.65. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $3.3 million of cash surrender value of life insurance which we could access as an additional source of liquidity, though we have not currently viewed this to be necessary. As of August 4, 2018, the Company continued to report a strong balance sheet which included total assets of approximately $55 million and stockholders’ equity of approximately $47 million.

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

Forward-Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, increasing material costs, uncertain economic conditions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, possible labor shortages, possible materials shortages, increasing labor cost, cyclical nature of the manufactured housing industry, impact of fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, impact of mandated tariffs on material prices, market disruptions resulting from terrorist or other attack and any armed conflict involving the United States and the impact of inflation.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in
Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of August 4, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Items 3 through 5.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases by the Company of its common stock during the three months ended August 4, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs*
May 6 – June 2, 2018	338	$22.50	123,838	N/A
June 3 – June 30, 2018	0	N/A	N/A	N/A
July 1 – Aug 4, 2018	0	N/A	N/A	N/A

*

The Company’s Board of Directors has authorized management to repurchase up to 200,000 shares of the Company’s common stock or less per year in the open market. For total 2018, management has repurchased an aggregate of 123,838 share of common stock and is authorized to purchase up to an additional 76,162 shares.

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

NOBILITY HOMES, INC.

DATE: September 18, 2018	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: September 18, 2018	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: September 18, 2018	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer