Form 10-K
period 2018-11-03
NOBILITY HOMES INC
filed 2019-01-31
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 3, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant (1,243,227 shares), based on the closing price on the over-the-counter market on May 4, 2018 (the last business day of the second quarter of fiscal 2018), was approximately $28.3 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding on January 28, 2019
Common Stock	3,873,731
DOCUMENTS INCORPORATED BY REFERENCE
Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held March 1, 2019	Part III, Items 10-14

PART I

Item 1.	Business

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

Retail Sales

Prestige Home Centers, Inc., our wholly-owned subsidiary, operates ten retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 76% and 72% of Nobility’s sales during fiscal years 2018 and 2017, respectively.

Each of Prestige’s retail sales centers are located within 350 miles of Nobility’s Ocala manufacturing facility. Prestige owns the land at six of its retail sales centers and leases the remaining four retail sales centers from unaffiliated parties under leases with terms between one and three years with renewal options.

Prestige has executed a lease and is in the process of opening an eleventh retail sales center in north Florida.

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

Investments in Limited Partnerships

The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods South”), which owns and operates a 236 residential lot manufactured home community named Walden Woods South located in Homosassa, Florida. The majority owner of Walden Woods South is the Company’s President (see Note 4 to the Company’s financial statement included herein).

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement manufactured home community located in Winter Haven, Florida. The Company received $960,000 cash, net of $40,000 cost paid and a note receivable for $3,030,000 that accrued interest at 3.0%. The Company received a $500,000 payment in June 2016, a $1,000,000 payment in January 2017 and a $1,651,924 payment in April 2018 which included all of the remaining principal and interest on the note.

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2018 and 2017.

Wholesale Sales to Manufactured Home Communities

Nobility also sells its homes on a wholesale basis through two full-time salespersons to approximately 35 manufactured home communities and independent dealers. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers. Sales to one publicly traded REIT (Real Estate Investment Trust) which owns multiple retirement communities in our market area accounted for $2,097,200 or 5% of our total sales in fiscal year 2018 and $1,602,185 or 4% of our total sales in fiscal year 2017.    Other companies which own multiple retirement communities in our market area accounted for $1,195,155 or 3% of our total sales in fiscal year 2018 and $2,155,575 or 6% of our total sales in fiscal year 2017.

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

Employees

As of January 11, 2019, the Company had 149 full-time employees, including 36 employed by Prestige. Approximately 86 employees are factory personnel compared to approximately 85 in such positions a year ago and 63 are in management, administrative, supervisory, sales and clerical positions (including 33 management and sales personnel employed by Prestige) compared to approximately 62 a year ago. In addition, Nobility employs part-time employees when necessary.

Nobility makes contributions toward employees’ group health and life insurance. Nobility, which is not subject to any collective bargaining agreements, has not experienced any work stoppage or labor disputes and considers its relationship with employees to be generally satisfactory.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 28, 2019, Nobility owned one manufacturing plant:

Location	Approximate Size
3741 SW 7th Street Ocala, Florida	72,000 sq. ft.

Nobility’s Ocala facility is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility’s corporate offices. The plant, which is of metal construction, is in good condition and requires little maintenance.

In April 2018, Nobility sold its Belleview facility that had been vacant since June 2015 for $635,000 through an independent real estate agent. This facility was on the balance sheet in property held for sale (non-current asset) for $386,018 in fiscal year 2017.

Prestige owns the properties on which it’s Ocala North, Auburndale, Inverness, Panama City, Yulee and Punta Gorda, Florida retail sales centers are located. In November 2017, the Company purchased the land and building for its exiting Inverness retail sales center for $330,000. Prestige leases the property for its other 4 retail sales centers. Prestige has executed a lease and is in the process of opening an eleventh retail sales center in north Florida. Our Pace property (closed) is under contract with a buyer and is included on the balance sheet in property held for sale (non-current asset) for $213,437.

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

Holders

At January 28, 2019, the approximate number of holders on record of common stock was 99 (not including individual participants in security position listings).

Dividends

The Board of Directors declared a one-time cash dividend of $0.20 per common share in fiscal 2018 paid to stockholders of record as of March 26, 2018 and a one-time cash dividend of $0.15 per common share in fiscal 2017 paid to stockholders of record as of March 27, 2017. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the end of the fiscal year ended November 3, 2018 (see Note 13 to the Company’s financial statement included herein).

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

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

The Company did not repurchase any of its common stock during the fourth quarter ended November 3, 2018.

The Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock in transactions up to 200,000 shares or less per year in the open market. During fiscal 2018, the Company repurchased an aggregate of 123,838 shares.

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2018 and 2017, Nobility continued to experience increased consumer demand for affordable manufactured homes in Florida. Our three, four and five bedroom manufactured homes are favored by families, compared with the one, two and three-bedroom homes that typically appeal to the retirement buyers who reside in the manufactured housing communities.

In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.

In the third quarter of fiscal year 2009, Majestic 21, a joint venture that the Company owns 50% of, secured $5,000,000 in financing from a commercial bank to support loan originations. The Company guarantees 50% of this financing. As of November 3, 2018, the outstanding principal balance of the note was $157,823 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,150,477.

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

The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 3, 2018 (fiscal year 2018) and the year ended November 4, 2017 (fiscal year 2017) each consisted of a fifty-two week period.

Results of Operations

Total net sales in fiscal year 2018 were $42,812,265 compared to $37,543,071 in fiscal year 2017. The Company reported net income of $4,963,632 in fiscal year 2018, compared to a net income of $3,309,983 during fiscal year 2017.

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended November 3, 2018 and November 4, 2017.

	2018	2017
New homes sold through Company owned sales centers	379	327
Pre-owned homes sold through Company owned sales centers:
Buy Back	8	12
Repossessions	14	11
Trade-Ins	4	4
Homes sold to independent dealers	212	249
Total new factory built homes produced	610	600
Average new manufactured home price - retail	$79,334	$74,384
Average new manufactured home price - wholesale	$42,304	$38,208
As a percent of net sales:
Gross profit from the Company owned retail sales centers	18%	17%
Gross profit from the manufacturing facilities - including intercompany sales	17%	16%

The demand for affordable manufactured housing in Florida continues to improve. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2017 through October 2018 were up approximately 19% from the same period last year. Constrained consumer credit and the lack of lenders in our industry, partly as a result of an increase in government regulations, still affects our results by limiting many affordable manufactured housing buyers from purchasing homes. However, recent legislation may help improve this situation in the future.

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

On June 5, 2019 the Company will celebrated its 52nd anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers, an insurance agency subsidiary, and an investment in a retirement manufactured home community, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in fiscal year 2018 were $273,747 compared to $267,933 in fiscal year 2017. We have established appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 3, 2018 and November 4, 2017.

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

Gross profit as a percentage of net sales was 25% in fiscal year 2018 compared to 23% in fiscal year 2017. Our gross profit of $10,680,027 for 2018 increased 23% compared to $8,661,079 for 2017. The increase in gross profit percentage is primarily due to the increase in the average retail and wholesale selling price on each home sold.

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

As a percent of net sales, selling, general and administrative expenses was 12% in fiscal year 2018 compared to 11% in fiscal 2017, which increased $651,996 from fiscal year 2017 to 2018. The increase in selling, general and administrative expenses in 2018 resulted from the increase in compensation expenses directly related to our increased sales.

The Company earned interest in the amount of $362,121 in fiscal year 2018 compared to $149,613 in fiscal year 2017. Interest income is dependent on our cash balance and available rates of return. The increase is primarily due to the increase in the balances and the interest rate in the money market accounts, certificates of deposit and interest from the note receivable acquired in the sale of the investment in the Cypress Creek retirement community.

The Company earned $100,137 from its joint venture, Majestic 21, in fiscal year 2018 compared to $103,533 in fiscal year 2017. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

We received $172,911 in fiscal year 2018 and $504,548 in fiscal year 2017 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company as received, which has been the Company’s past practice.

The Company realized pre-tax income of $6,605,462 in fiscal year 2018 compared to a pre-tax income of $5,168,250 in fiscal year 2017.

The Company recorded an income tax expense of $1,641,830 in fiscal year 2018 compared to $1,858,267 in fiscal year 2017.

Net income in fiscal year 2018 was $4,963,632 or $1.27 per basic and diluted share and net income in fiscal year 2017 was $3,309,983 or $0.83 per basic and diluted share.

Liquidity and Capital Resources

Cash and cash equivalents were $28,364,861 at November 3, 2018 compared to $27,910,504 at November 4, 2017. Certificates of deposit were $6,034,093 at November 3, 2018. We had no certificates of deposit at November 4, 2017. Short-term investments were $537,767 at November 3, 2018 compared to $627,087 at November 4, 2017. The increase in cash was due primarily to our net income. Working capital was $38,128,057 at November 3, 2018 as compared to $36,403,372 at November 4, 2017. In November 2017, the Company purchased the land and building for its exiting Inverness retail sales center for $330,000. During fiscal 2018, the Company repurchased an aggregate of 123,838 shares of its common stock for an aggregate of $2,512,605. In April 2018, the Company sold its Belleview facility resulting in net proceeds of $589,530. A cash dividend was paid from our cash reserves in April 2018 in the amount of $778,614. The Company received a payment in April 2018 for $1,651,924 which included all of the remaining principal and interest on the note from the sale of the limited partnership interest in Cypress Creek. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

The Company currently has no line of credit facility and does not believe that such a facility is currently necessary to its operations. The Company has no debt. The Company also has approximately $3.4 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of November 3, 2018, the Company continued to report a strong balance sheet which included total assets of approximately $57 million which was funded primarily by stockholders’ equity of approximately $49 million.

Looking ahead, the Company’s strong balance sheet and significant cash reserves accumulated in profitable years has allowed the Company to remain sufficiently liquid so as to allow continuation of operations and should enable the Company to take advantage of market opportunities when presented by an expected improvement in the overall and the industry specific economy in fiscal 2019 and beyond. Management believes it has sufficient levels of liquidity as of the date of the filing of this Form 10-K to allow the Company to operate into the foreseeable future.

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

The Company recognizes revenue from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 3, 2018 or November 4, 2017.

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

Investments in Retirement Communities

The Company has a 31.3% investment interest in Walden Woods South LLC (“Walden Woods South”), which owns and operates a 236 residential lot manufactured home community named Walden Woods South located in Homosassa, Florida. The majority owner of Walden Woods South is the Company’s President (see note 4 to the financial statements included herein). The investment in Walden Woods South is accounted for under the equity method of accounting and all allocations of profit and loss are on pro-rata basis. Since the Company’s maximum exposure is limited to its investment in Walden Woods South, management has concluded that the Company would not absorb a majority of Walden Woods South’s expected losses nor receive a majority of Walden Woods South’s expected residual returns; therefore, the Company is not required to consolidate Walden Woods South with the accounts of Nobility Homes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 810, “Consolidations” (ASC 810).

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement manufactured home community located in Winter Haven, Florida. The Company received $960,000 cash, net of $40,000 cost paid and a note receivable for $3,030,000 that accrued interest at 3.0%. The Company received a $500,000 payment in June 2016, a $1,000,000 payment in January 2017 and a $1,651,924 payment in April 2018 which included all of the remaining principal and interest on the note.

Investment in Majestic 21

On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided a $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 3, 2018, the outstanding principal balance of the note was $157,823 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,150,477. Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On November 3, 2018, there was approximately $322,818, or 4.09% of the portfolio, in loan loss reserves in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 3, 2018, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21 and retirement community limited partnerships).

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nobility Homes, Inc.

Ocala, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. (the “Company”) at November 3, 2018, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 3, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ Daszkal Bolton LLP

Jupiter, Florida

January 31, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Nobility Homes, Inc.

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. and subsidiaries (the “Company”) as of November 4, 2017 and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year ended November 4, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobility Homes, Inc. and subsidiaries as of November 4, 2017, and the results of their operations and their cash flows for the year ended November 4, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown, PC
Orlando, Florida
January 26, 2018

Nobility Homes, Inc.

Consolidated Balance Sheets

November 3, 2018 and November 4, 2017

	November 3,	November 4,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$28,364,861	$27,910,504
Certificates of deposit	6,034,093	—
Short-term investments	537,767	627,087
Accounts receivable - trade	1,783,073	2,934,300
Note receivable	46,444	500,000
Mortgage notes receivable	15,664	13,495
Inventories	7,270,550	7,505,681
Pre-owned homes, net	933,640	1,141,863
Prepaid expenses and other current assets	1,090,152	820,224
Deferred income taxes	—	609,629

Total current assets	46,076,244	42,062,783
Property, plant and equipment, net	4,763,566	4,304,771
Pre-owned homes, net	473,191	815,358
Interest receivable	—	101,301
Note receivable, less current portion	46,265	1,134,086
Mortgage notes receivable, less current portion	236,402	240,297
Other investments	1,571,166	1,471,029
Property held for sale	213,437	599,455
Deferred income taxes	40,156	—
Cash surrender value of life insurance	3,437,974	3,262,848
Other assets	156,287	156,287

Total assets	$57,014,688	$54,148,215

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,085,095	$849,782
Accrued compensation	869,657	624,989
Accrued expenses and other current liabilities	1,349,381	1,127,397
Income taxes payable	579,786	260,416
Customer deposits	4,064,268	2,796,827

Total current liabilities	7,948,187	5,659,411
Deferred income taxes	—	1,074,507

Total liabilities	7,948,187	6,733,918

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued 3,873,731 and 3,997,569 outstanding, respectively	536,491	536,491
Additional paid in capital	10,670,848	10,669,231
Retained earnings	50,352,546	46,167,528
Accumulated other comprehensive income	390,407	412,233
Less treasury stock at cost, 1,491,176 shares in 2018 and 1,367,338 shares in 2017	(12,883,791)	(10,371,186)

Total stockholders’ equity	49,066,501	47,414,297

Total liabilities and stockholders’ equity	$57,014,688	$54,148,215

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Comprehensive Income

For the years ended November 3, 2018 and November 4, 2017

	Year Ended
	November 3,	November 4,
	2018	2017
Net sales	$42,812,265	$37,543,071
Cost of goods sold	(32,132,238)	(28,881,992)

Gross profit	10,680,027	8,661,079
Selling, general and administrative expenses	(4,957,201)	(4,305,205)

Operating income	5,722,826	4,355,874

Other income:
Interest income	362,121	149,613
Undistributed earnings in joint venture - Majestic 21	100,137	103,533
Proceeds received under escrow arrangement	172,911	504,548
Gain on property held for resale	203,512	—
Miscellaneous	43,955	54,682

Total other income	882,636	812,376

Income before provision for income taxes	6,605,462	5,168,250
Income tax expense	(1,641,830)	(1,858,267)

Net income	4,963,632	3,309,983
Other comprehensive (loss) income
Unrealized investment (loss) gain, net of tax effect	(21,826)	146,062

Comprehensive income	$4,941,806	$3,456,045

Weighted average number of shares outstanding:
Basic	3,912,188	4,002,436
Diluted	3,914,312	4,003,768
Net income per share:
Basic	$1.27	$0.83
Diluted	$1.27	$0.83

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended November 3, 2018 and November 4, 2017

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 5, 2016	4,003,607	$536,491	$10,663,348	$43,458,271	$266,171	$(10,257,774)	$44,666,507
Cash dividend	—	—	—	(600,726)	—	—	(600,726)
Purchase of treasury stock	(7,341)	—	—	—	—	(123,237)	(123,237)
Stock-based compensation	303	—	4,933	—	—	2,285	7,218
Unrealized investment gain	—	—	—	—	146,062	—	146,062
Exercise of employee stock options	1,000	—	950	—	—	7,540	8,490
Net income	—	—	—	3,309,983	—	—	3,309,983

Balance at November 4, 2017	3,997,569	$536,491	$10,669,231	$46,167,528	$412,233	$(10,371,186)	$47,414,297
Cash dividend	—	—	—	(778,614)	—	—	(778,614)
Purchase of treasury stock	(123,838)	—	—	—	—	(2,512,605)	(2,512,605)
Stock-based compensation	—	—	1,617	—	—	—	1,617
Unrealized investment loss, net of tax effect	—	—	—	—	(21,826)	—	(21,826)
Net income	—	—	—	4,963,632	—	—	4,963,632

Balance at November 3, 2018	3,873,731	$536,491	$10,670,848	$50,352,546	$390,407	$(12,883,791)	$49,066,501

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended November 3, 2018 and November 4, 2017

	Year Ended
	November 3,	November 4,
	2018	2017
Cash flows from operating activities:
Net income	$4,963,632	$3,309,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	148,204	113,757
Deferred income taxes	(437,540)	(118,878)
Undistributed earnings in joint venture - Majestic 21	(100,137)	(103,533)
Gain on sale of investment in retirement community	(203,512)	—
Gain on disposal of property, plant and equipment	—	(3,869)
Inventory impairment	105,000	233,000
Stock-based compensation	1,617	7,218
Decrease (increase) in:
Accounts receivable - trade	1,151,227	(292,537)
Inventories	235,131	(536,600)
Pre-owned homes	445,390	839,083
Prepaid expenses and other current assets	(269,928)	(181,285)
Interest receivable	(34,093)	(52,925)
(Decrease) increase in:
Accounts payable	235,313	14,503
Accrued compensation	244,668	(57,826)
Accrued expenses and other current liabilities	221,984	3,699
Income taxes payable	319,370	(498,712)
Customer deposits	1,267,441	1,090,032

Net cash provided by operating activities	8,293,767	3,765,110

Cash flows from investing activities:
Purchase of property, plant and equipment	(606,999)	(364,698)
Proceeds from sale of property, plant and equipment	—	13,750
Purchase of certificates of deposit	(6,000,000)	—
Proceeds from property held for resale	589,530	—
Collections on note receivable	1,530,000	1,000,000
Collections on interest receivable	101,301	—
Collections on mortgage notes receivable	1,726	1,045
Collections on equipment notes receivable	36,828	4,414
Issuance of mortgage note receivable	—	(70,850)
Issuance of equipment note receivable	(25,451)	(108,500)
Increase in cash surrender value of life insurance	(175,126)	(176,932)

Net cash (used in) provided by investing activities	(4,548,191)	298,229

Cash flows from financing activities:
Payment of cash dividend	(778,614)	(600,726)
Proceeds from exercise of employee stock options	—	8,490
Purchase of treasury stock	(2,512,605)	(123,237)

Net cash used in financing activities	(3,291,219)	(715,473)

Increase in cash and cash equivalents	454,357	3,347,866
Cash and cash equivalents at beginning of year	27,910,504	24,562,638

Cash and cash equivalents at end of year	$28,364,861	$27,910,504

Supplemental disclosure of cash flow information:
Income taxes paid	$1,760,000	$2,476,500

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1 Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”), Nobility Parks I, LLC, Nobility Parks II, LLC and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and licensed mortgage loan originator and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. At November 3, 2018 Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda. Prestige has executed a lease and is in the process of opening an eleventh retail sales center in north Florida.

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 3, 2018 (fiscal year 2018) and the year ended November 4, 2017 (fiscal year 2017) each consisted of a fifty-two week period.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 3, 2018 or November 4, 2017.

Notes to Consolidated Financial Statements

Revenues by Products and Services – Revenues by net sales from manufactured housing, pre-owned homes, and insurance agent commissions for the years ended November 3, 2018 and November 4, 2017 are as follows:

	2018	2017
Manufactured housing	$41,643,029	$35,689,014
Pre-owned homes	895,489	1,586,124
Insurance agent commissions	273,747	267,933

Total net sales	$42,812,265	$37,543,071

Cash and Cash Equivalents – The Company considers all money market accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Certificates of Deposit – Certificates of deposits are recorded at cost plus accrued interest and have maturities of twelve months or less.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At November 3, 2018 or November 4, 2017, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

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

Notes to Consolidated Financial Statements

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

See Note 6 “Inventories”.

Property, Plant and Equipment – Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Routine maintenance and repairs are charged to expense when incurred. Major replacements and improvements are capitalized. Gains or losses are credited or charged to earnings upon disposition.

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity, 21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact Majestic 21 economic performance therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 810, “Consolidations” (ASC 810). Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture. Based on management’s evaluation, there was no impairment of this investment at November 3, 2018 or November 4, 2017.

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

See Note 15 “Commitments and Contingent Liabilities”.

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

See Note 4 “Related Party Transactions”.

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement manufactured home community located in Winter Haven, Florida. The Company received $960,000 cash, net of $40,000 cost paid and a note receivable for $3,030,000 that accrued interest at 3.0%. The Company received a $500,000 payment in June 2016, a $1,000,000 payment in January 2017 and a $1,651,924 payment in April 2018 which included all of the remaining principal and interest on the note.

See Note 5 “Other Investments”.

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

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2018 and 2017 are as follows:

	2018	2017
Beginning accrued warranty expense	$125,000	$125,000
Less: reduction for payments	(392,479)	(408,925)
Plus: additions to accrual	392,479	408,925

Ending accrued warranty expense	$125,000	$125,000

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

Rebate Program – The Company has a rebate program for some dealers based upon the number and type of home purchased, which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. There were no rebates earned by dealers during fiscal years 2018 and 2017.

Advertising – Advertising for Prestige retail sales centers consists primarily of newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $169,000 and $190,000 for fiscal years 2018 and 2017, respectively.

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

Major Customers – Sales to one publicly traded REIT (Real Estate Investment Trust) which owns multiple retirement communities in our market area accounted for $2,097,200 or 5% of our total sales in fiscal year 2018 and $1,602,185 or 4% of our total sales in fiscal year 2017.    Other companies which own multiple retirement communities in our market area accounted for $1,195,155 or 3% of our total sales in fiscal year 2018 and $2,155,575 or 6% of our total sales in fiscal year 2017. Accounts receivable due from these customers were $222,990 and $1,533,014 at November 3, 2018 and November 4, 2017 respectively.

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

Recently Issued or Adopted Accounting Pronouncements – In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet.    The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods there in and may be applied either prospectively or retrospectively to all periods presented. The Company prospectively adopted ASU 2015-17 beginning with its February 3, 2018 consolidated financial statements.    As such, deferred tax assets and liabilities for fiscal year 2018 have been presented as noncurrent.

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

Notes to Consolidated Financial Statements

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

NOTE 2 Investments

The following is a summary of short-term investments (available for sale):

	November 3, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$369,837	$—	$537,767

Notes to Consolidated Financial Statements

	November 4, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$459,157	$—	$627,087

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

•

Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The following table represents the Company’s financial assets and liabilities which are carried at fair value at November 3, 2018 and November 4, 2017.

	November 3, 2018
	Level 1	Level 2	Level 3
Equity securities in a public company	$537,767	$—	$—

	November 4, 2017
	Level 1	Level 2	Level 3
Equity securities in a public company	$627,087	$—	$—

NOTE 4 Related Party Transactions

Affiliated Entities

TLT, Inc. – Our President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). Our President owns between a 24.75% and a 49.5% direct and indirect interest in each of these limited partnerships. Our Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2018 and 2017.

Notes to Consolidated Financial Statements

Walden Woods South – The Company’s President owns 51% of Walden Woods South LLC, which owns the Walden Woods South retirement community.

Repurchase of Common Stock – In February 2018, the Company repurchased 100,000 shares of common stock from our President at $21.00 per share.

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

See Note 15 “Commitments and Contingent Liabilities”.

We received no distributions from the joint venture in fiscal year 2018 or 2017.

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

On March 31, 2016, the Company sold its 48.5% limited partnership interest in CRF III, Ltd. (“Cypress Creek”) for $3,990,000. Cypress Creek is a retirement manufactured home community located in Winter Haven, Florida. The Company received $960,000 cash, net of $40,000 cost paid and a note receivable for $3,030,000 that accrued interest at 3.0%. The Company received a $500,000 payment in June 2016, a $1,000,000 payment in January 2017 and a $1,651,924 payment in April 2018 which included all of the remaining principal and interest on the note.

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

Notes to Consolidated Financial Statements

A breakdown of the elements of inventory at November 3, 2018 and November 4, 2017 is as follows:

	November 3, 2018	November 4, 2017
Raw materials	$904,399	$896,954
Work-in-process	113,220	110,847
Finished homes	6,138,985	6,369,495
Model home furniture	113,946	128,385

Inventories	$7,270,550	$7,505,681

Pre-owned homes *	$1,956,265	$2,736,946
Inventory impairment reserve **	(549,434)	(779,725)

	1,406,831	1,957,221
Less homes expected to sell in 12 months	(933,640)	(1,141,863)

Pre-owned homes, long-term	$473,191	$815,358

*	The following table summarizes a breakdown of pre-owned homes inventory for fiscal years 2018 and 2017:

	Buy Back	Repossessions	Trade-Ins	Total
Balance at November 5, 2016	2,569,283	1,402,391	42,445	4,014,119
Additions	—	235,417	57,101	292,518
Sales	(1,156,381)	(373,881)	(39,429)	(1,569,691)

Balance at November 4, 2017	1,412,902	1,263,927	60,117	2,736,946
Additions	—	498,831	95,428	594,259
Sales	(697,154)	(607,115)	(70,671)	(1,374,940)

Balance at November 3, 2018	$715,748	$1,155,643	$84,874	$1,956,265

**	An analysis of the pre-owned home inventory impairment reserve at November 3, 2018 and November 4, 2017 is as follows:

	November 3, 2018	November 4, 2017
Balance at beginning of year	$779,725	$984,815
Less: Reductions for homes sold	(253,314)	(354,168)
Inventory holding costs	(81,977)	(83,922)
Additions to impairment reserve	105,000	233,000

Balance at end of year	$549,434	$779,725

NOTE 7 Property Held for Sale

The Company’s former sales center in Pace, Florida is currently under contract for sale. Accordingly, the net book value of the Pace property in the amount of $213,437 has been presented in the accompanying balance sheet as property held for sale (non-current asset) at November 3, 2018 and November 4, 2017. The Company has determined the fair value of such property held for sale exceeds its carrying value and no valuation allowance is necessary.

In April 2018, Nobility sold its Belleview facility that had been vacant since June 2015 for $635,000. This facility was on the balance sheet in property held for sale (non-current asset) for $386,018 in fiscal year 2017.

Notes to Consolidated Financial Statements

NOTE 8 Property, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	November 3, 2018	November 4, 2017
Land	—	$3,092,463	$2,870,463
Land improvements	10-20	743,956	743,956
Buildings and improvements	15-40	2,449,095	2,194,435
Machinery and equipment	3-10	904,312	786,708
Furniture and fixtures	3-10	290,121	277,386

		7,479,947	6,872,948
Less accumulated depreciation		(2,716381)	(2,568,177)

		$4,763,566	$4,304,771

Depreciation expense during the years ended November 3, 2018 and November 4, 2017 totaled $148,204 and $113,757, respectively.

NOTE 9 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	November 3, 2018	November 4, 2017
Accrued warranty expense	$125,000	$125,000
Accrued property and sales taxes	450,742	359,957
Other accrued expenses	773,639	642,440

Total accrued expenses and other current liabilities	$1,349,381	$1,127,397

NOTE 10 Proceeds Received Under Escrow Arrangement

The Company received $172,911 in fiscal year 2018 and $504,548 in fiscal year 2017 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company when received, which has been the Company’s past practice.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not reflect any amounts for interest and penalties in its 2018 or 2017 statements of operations, nor are any amounts accrued for interest and penalties at November 3, 2018 and November 4, 2017.

Notes to Consolidated Financial Statements

The provision for income taxes for the years ended consists of the following:

	November 3, 2018	November 4, 2017
Current tax expense:
Federal	$1,681,641	$1,689,446
State	403,874	287,699

	2,085,515	1,977,145
Deferred tax (benefit)	(443,685)	(118,878)

Provision for income taxes	$1,641,830	$1,858,267

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	November 3, 2018	November 4, 2017
Provision—federal statutory tax rate	$1,541,697	$1,757,205
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	278,507	187,606
Permanent differences:
Stock option expirations	(178)	3,910
Decrease in federal tax rate	(171,248)	—
Other comprehensive income	86,882	—
Other	(93,830)	(90,454)

Income tax expense	$1,641,830	$1,858,267

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	November 3, 2018	November 4, 2017
Deferred tax assets:
Allowance for doubtful accounts	$58,773	$87,261
Inventories	158,598	339,954
Accrued expenses	144,814	192,427
Stock-based compensation	1,312	1,052

Total deferred tax assets	363,497	620,694
Deferred tax liabilities:
Depreciation	(39,490)	(80,858)
Installment sale of Cypress Creek	—	(547,348)
Carrying value of investments	(221,600)	(388,543)
Amortization	(39,611)	(58,810)
Prepaid expenses	(22,640)	(10,013)

Net deferred tax assets (liabilities)	$40,156	$(464,878)

Notes to Consolidated Financial Statements

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	November 3, 2018	November 4, 2017
Current assets (liabilities):
Deferred tax assets	$—	$619,642
Deferred tax liabilities	—	(10,013)

Net current deferred tax assets	—	609,629

Non-current assets (liabilities):
Deferred tax assets	363,498	9,012
Deferred tax liabilities	(323,342)	(1,083,519)

Net non-current deferred tax (liabilities)	40,156	(1,074,507)

Net deferred tax assets (liabilities)	$40,156	$(464,878)

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For fiscal years 2018 and 2017, the Company determined that a valuation reserve for the Company’s deferred tax assets was not considered necessary as the deferred tax assets were fully realizable.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction took effect on January 1, 2018.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s net deferred tax liability as of November 4, 2017 was determined based on the current enacted federal tax rate of 34% prior to the passage of the Act. As a result of the reduction in the corporate income tax rate to 21% from 34% under the Act, the Company revalued its net deferred tax assets and liabilities as of January 1, 2018. The impact of the reduction of the deferred tax liabilities was a reduction of deferred tax liability of approximately $171,000.

NOTE 12 Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 123,838 and 7,341 shares of its common stock during fiscal years 2018 and 2017, respectively.

NOTE 13 Stock Option Plan

In June 2011, the Company’s Board of Directors adopted and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee directors. A total of 300,000 shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. At November 3, 2018, 295,000 options were available for future grant under the plan and 5,000 options were outstanding.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2018 and 2017, the Company recognized compensation cost related to the vesting of stock options of approximately $1,600 and $1,800 respectively.

Notes to Consolidated Financial Statements

A summary of information with respect to options granted is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at November 5, 2016	6,000	$8.49 – 12.10	$11.50

Granted	—	—	—
Exercised	(1,000)	8.49	8.49
Canceled	—	—	—

Outstanding at November 4, 2017	5,000	$12.10	$12.10

Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—

Outstanding at November 3, 2018	5,000	$12.10	$12.10	$54,500

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2018 and the exercise price times the number of shares, that would have been received by the option holder had the option holder exercised their options on November 3, 2018.

The following table summarizes information about the outstanding stock options at November 3, 2018:

Options Outstanding				Options Exercisable
Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 12.10	5,000	3	$12.10	5,000	$12.10

	5,000	3	$12.10	5,000	$12.10

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

NOTE 14 Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution of up to 20% of an employee’s contribution, up to a maximum of 6% of an employee’s compensation. The contribution expense charged to operations amounted to approximately $20,000 and $19,000 in fiscal years 2018 and 2017, respectively.

NOTE 15 Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through December 2020. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to $161,105 and $182,721 in fiscal year 2018 and 2017, respectively.

Notes to Consolidated Financial Statements

Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of November 3, 2018 are as follows for the fiscal years ending:

2019	$49,056
2020	50,609
2021	3,000

Total minimum payments required	$102,665

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. This guarantee was a requirement of the bank that provided the $5 million loan to Majestic 21. The $5 million guarantee of Majestic 21’s debt is for the life of the note. The amount of the guarantee declines with the amortization and repayment of the loan. As collateral for the loan, 21st Mortgage Corporation (our joint venture partner) has granted the lender a security interest in a pool of loans encumbering homes sold by Prestige Homes Centers, Inc. If the pool of loans securing this note should decrease in value so that the notes outstanding principal balance is in excess of 80% of the principal balance of the pool of loans, then Majestic 21 would have to pay down the note’s principal balance to an amount that is no more than 80% of the principal balance of the pool of loans. The Company and 21st Mortgage Corporation are obligated jointly to contribute the amount necessary to bring the loan balance back down to 80% of the collateral provided. We do not anticipate any required contributions as the pool of loans securing the note have historically been in excess of 100% of the collateral value. As of November 3, 2018, the outstanding principal balance of the note was $157,823 and the amount of collateral held by our joint venture partner for the Majestic 21 note payable was $1,150,477. Should the collateral not be sufficient, the Company’s maximum exposure at November 3, 2018, would be 50% or $78,911 of the outstanding principal balance.    Based upon management’s analysis, the fair value of the guarantee is not material and as a result, no liability for the guarantee has been recorded in the accompanying balance sheets of the Company.

On November 3, 2018, there was approximately $322,818, or 4.09% of the portfolio, in loan loss reserves in Majestic 21. The Majestic 21 joint venture partnership is monitoring loan loss reserves on a monthly basis and is adjusting the loan loss reserves as necessary. The Majestic 21 joint venture is reflected on 21st Mortgage Corporation’s financial statements which are included in the financial statements of its ultimate parent which is a public company. Management believes the loan loss reserves are adequate based upon its review of the Majestic 21 joint venture partnership’s financial statements.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 3, 2018 based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2019 annual meeting of shareholders.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (79)	Chairman of the Board and President of Nobility since 1967; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (55)	Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Jean Etheredge (73)	Secretary since 1967.

Lynn J. Cramer, Jr. (73)	Treasurer since 1980.

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

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2019 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2019 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2019 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2019 annual meeting of shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedules

Report of Daszkal Bolton LLP

Report of WithumSmith+Brown, PC

Consolidated Balance Sheets at November 3, 2018 and November 4, 2017

Consolidated Statements of Comprehensive Income for the Years Ended November 3, 2018 and November 4, 2017

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 3, 2018 and November 4, 2017

Consolidated Statements of Cash Flows for the Years Ended November 3, 2018 and November 4, 2017

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

3.(a)	Nobility’s Articles of Incorporation, as amended (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).(P)

(b)	Bylaws, as amended March 28, 1994 (filed as an exhibit to Nobility’s Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.) (P)

10.(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility’s For 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).(P)

(b)	2011 Stock Incentive Plan (filed as part of Nobility’s definitive proxy statement filed on June 7, 2011 and incorporated herein by reference).

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

(g)	Term Note dated May 20, 2009 in favor of Clayton Bank & Trust (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

21.1	Subsidiaries of Nobility (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 5, 2016 and incorporated herein by reference).

23.1	Consent of Daszkal Bolton LLP

23.2	Consent of WithumSmith+Brown, PC

31.(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(b)	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.	Interactive data filing formatted in XBRL.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: January 31, 2019	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive Officer)

DATE: January 31, 2019	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: January 31, 2019	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 31, 2019	By: /s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: January 31, 2019	By: /s/ Richard C. Barberie
Richard C. Barberie, Director

DATE: January 31, 2019	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: January 31, 2019	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director