Form 10-Q
period 2019-02-02
NOBILITY HOMES INC
filed 2019-03-18
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended February 2, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐ ;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on March 18, 2019
Common Stock	3,864,216

NOBILITY HOMES, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of February 2, 2019 (Unaudited) and November 3, 2018	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended February 2, 2019 (Unaudited) and February 3, 2018 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended February 2, 2019 (Unaudited) and February 3, 2018 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	15

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	16

Signatures		17

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	February 2,	November 3,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,018,644	$28,364,861
Certificates of deposit	6,067,641	6,034,093
Short-term investments	521,227	537,767
Accounts receivable - trade	1,903,558	1,783,073
Note receivable	46,444	46,444
Mortgage notes receivable	16,161	15,664
Inventories	8,043,359	7,270,550
Pre-owned homes, net	878,741	933,640
Prepaid expenses and other current assets	1,334,793	1,090,152

Total current assets	46,830,568	46,076,244
Property, plant and equipment, net	4,919,197	4,763,566
Pre-owned homes, net	412,126	473,191
Note receivable, less current portion	35,426	46,265
Mortgage notes receivable, less current portion	235,373	236,402
Other investments	1,590,690	1,571,166
Property held for sale	213,437	213,437
Deferred income taxes	40,156	40,156
Cash surrender value of life insurance	3,482,974	3,437,974
Other assets	156,287	156,287

Total assets	$57,916,234	$57,014,688

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,038,014	$1,085,095
Accrued compensation	504,818	869,657
Accrued expenses and other current liabilities	1,395,877	1,349,381
Income taxes payable	521,184	579,786
Customer deposits	3,869,825	4,064,268

Total current liabilities	7,329,718	7,948,187
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,873,731 outstanding	536,491	536,491
Additional paid in capital	10,671,598	10,670,848
Retained earnings	51,888,351	50,352,546
Accumulated other comprehensive income	373,867	390,407
Less treasury stock at cost, 1,491,176 shares in 2019 and 2018, respectively	(12,883,791)	(12,883,791)

Total stockholders’ equity	50,586,516	49,066,501

Total liabilities and stockholders’ equity	$57,916,234	$57,014,688

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	February 2,	February 3,
	2019	2018
Net sales	$11,039,774	$9,645,818
Cost of goods sold	(8,070,771)	(7,428,879)

Gross profit	2,969,003	2,216,939
Selling, general and administrative expenses	(1,197,172)	(1,126,782)

Operating income	1,771,831	1,090,157

Other income:
Interest income	152,443	35,937
Undistributed earnings in joint venture - Majestic 21	19,524	23,049
Proceeds received under escrow agreement	104,488	—
Miscellaneous	8,918	5,734

Total other income	285,373	64,720

Income before provision for income taxes	2,057,204	1,154,877
Income tax expense	(521,398)	(138,641)

Net income	1,535,806	1,016,236
Other comprehensive (loss) income
Unrealized investment (loss) gain, net of tax effect	(16,540)	22,347

Comprehensive income	$1,519,266	$1,038,583

Weighed average number of shares outstanding:
Basic	3,873,864	3,997,371
Diluted	3,876,085	3,999,202
Net income per share:
Basic	$0.40	$0.25
Diluted	$0.40	$0.25

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 2,	February 3,
	2019	2018
Cash flows from operating activities:
Net income	$1,535,806	$1,016,236
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	34,578	29,639
Deferred income taxes	—	(120,016)
Undistributed earnings in joint venture - Majestic 21	(19,524)	(23,049)
Inventory impairment	—	105,000
Stock-based compensation	750	441
Decrease (increase) in:
Accounts receivable	(120,485)	(375,242)
Inventories	(772,809)	648,581
Pre-owned homes	115,964	138,295
Income tax receivable	—	(250,927)
Prepaid expenses and other current assets	(244,641)	(416,407)
Interest receivable	(33,549)	(11,443)
(Decrease) increase in:
Accounts payable	(47,081)	(113,155)
Accrued compensation	(364,839)	(64,216)
Accrued expenses and other current liabilities	46,496	(216,702)
Income taxes payable	(58,602)	(260,416)
Customer deposits	(194,443)	(195,675)

Net cash used in operating activities	(122,379)	(109,056)

Cash flows from investing activities:
Purchase of property, plant and equipment	(190,209)	(385,546)
Collections on mortgage notes receivable	532	526
Collections on equipment notes receivable	10,839	8,711
Issurance of equipment note receivable	—	(25,451)
Increase in cash surrender value of life insurance	(45,000)	(45,000)

Net cash used in investing activities	(223,838)	(446,760)

Cash flows from financing activities:
Purchase of treasury stock	—	(94,500)

Net cash used in financing activities	—	(94,500)

Decrease in cash and cash equivalents	(346,217)	(650,316)
Cash and cash equivalents at beginning of year	28,364,861	27,910,504

Cash and cash equivalents at end of quarter	$28,018,644	$27,260,188

Supplemental disclosure of cash flows information:
Income taxes paid	$580,000	$770,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three months ended February 2, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended February 2, 2019 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2018.

Recently Issued or Adopted Accounting Pronouncements – Effective November 4, 2018, the Company adopted the provisions of ASC 606 using the modified retrospective method. The adoption of the new revenue standards as of November 4, 2018 did not change our revenue recognition as the majority of our revenues continue to be recognized when the customer takes control of our product. As we did not identify any accounting changes that impacted the amount of reported revenues with respect to our product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, revenues are recognized when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Product revenues

We sell our products to the end user or wholesale distributors.

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. We treat shipping and handling costs performed after a customer obtains control of the product as a fulfillment cost. We have identified one performance obligation in our contracts with customers which is the delivery of product to our customers. The transaction price is recognized in full when we deliver the product to our customer, which is the point at which we have satisfied our performance obligation.

Reserves for Discounts and Allowances

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers and distributors. Our process for estimating reserves established for these variable consideration components do not differ materially from our historical practices.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, contractual adjustments and returns.

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates of reserves established for variable consideration typically utilize the most likely method and reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The transaction price, which includes variable consideration reflecting the impact of options, discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.

For additional information on our revenues, please read Note 7, Revenues by Products and Services, to these condensed consolidated financial statements.

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

Other pre-owned homes are acquired (Repossessions Inventory) as a convenience to the Company’s joint venture partner, 21st Mortgage Corporation. This inventory has been repossessed by 21st Mortgage Corporation or through mortgage foreclosure. The Company acquired this inventory at the amount of the uncollected balance of the financing at the time of the foreclosure/repossessions by 21st Mortgage Corporation. The Company records this inventory at cost determined on the specific identification method. All of the refurbishment costs are paid by 21st Mortgage Corporation. This arrangement assists 21st Mortgage Corporation with liquidating their repossessed inventory. The timing of these repurchases by the Company is unpredictable as it is based on the repossessions 21st Mortgage Corporation incurs in the portfolio. When the home is sold, the Company retains the cost of the home, an interest factor on the cost of the home and a sales commission for the sale of the home, from the sales proceeds. Any additional proceeds are paid to 21st Mortgage. Any shortfall from the proceeds to cover these amounts is paid by 21st Mortgage to the Company. As the Company has no risk of loss on the sale, there is no valuation allowance necessary for this inventory. Pre-owned homes are also taken as trade-ins on new home sales (Trade-in Inventory). This inventory is recorded at estimated actual wholesale value which is generally lower then market value, determined on the specific identification method, plus refurbishment costs incurred to date to bring the inventory to a more saleable state. The Trade-in inventory amount is reduced where necessary on a unit specific basis by a valuation reserve which management believes results in inventory being valued at market.

Other inventory costs are determined on a first-in, first-out basis. A breakdown of the elements of inventory is as follows:

	February 2,	November 3,
	2019	2018
Raw materials	$1,004,588	$904,399
Work-in-process	105,802	113,220
Finished homes	6,828,613	6,138,985
Model home furniture and others	104,356	113,946

Inventories	$8,043,359	$7,270,550

Pre-owned homes	$1,680,861	$1,956,265
Inventory impairment reserve	(389,994)	(549,434)

	1,290,867	1,406,831
Less homes expected to sell in 12 months	(878,741)	(933,640)

Pre-owned homes, long-term	$412,126	$473,191

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	February 2, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$353,297	$—	$521,227

	November 3, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$369,837	$—	$537,767

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	February 2, 2019
	Level 1	Level 2	Level 3
Equity securities in a public company	$521,227	$—	$—

	November 3, 2018
	Level 1	Level 2	Level 3
Equity securities in a public company	$537,767	$—	$—

Note 5	Investment in Retirement Community Limited Partnership

The Company has a 31.3% limited partnership interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement community. The Company’s investment in Walden Woods is fully impaired at February 2, 2019 and November 3, 2018.

Note 6	Net Income per Share

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

Note 7	Revenues by Products and Service

The Company operates in one business segment, which is manufactured housing and ancillary services. The Company considers there to be revenue concentration risks for distribution of its products where net product revenues exceed 10% of consolidated net product revenues. The concentration of the Company’s distribution net product revenues below may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective distribution channels experience difficulties. The Company adopted the requirements of ASC 606 on November 5, 2018 using the modified retrospective method. See Note 1 – Recently Issued or Adopted Accounting Pronouncements for additional discussion.

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended
	February 2,	February 3,
	2019	2018
Manufactured housing
Homes sold through Company owned sales centers	$8,436,957	$6,404,421
Homes sold to independent dealers	2,026,556	2,529,566
Homes sold through manfuactured home parks	293,920	345,035

	$10,757,433	$9,279,022
Pre-owned homes	222,114	308,361
Insurance agent commissions	60,227	58,435

Total net sales	$11,039,774	$9,645,818

Note 8	Commitments and Contingent Liabilities

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. The outstanding principal balance of $94,694 on the note was repaid on February 1, 2019, at which time the Company was relieved of its guarantee obligation.

Note 9	Subsequent Event

On March 1, 2019 the Board of Directors declared a one-time cash dividend of $1.00 per common share for fiscal year 2018. The cash dividend is payable on March 29, 2019 to stockholders of record as of March 15, 2019. Any future determination to pay dividends will be at the discretion of our Board of Directors.

The Company repurchased 5,000 shares of its common stock on February 21, 2019 and February 27, 2019 at a price of $22.50 and $20.00, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the first quarter of 2019 were $11,039,774 up 14% compared to $9,645,818 in the first quarter of 2018. The Company reported net income of $1,535,806 in the first quarter of 2019, compared to a net income of $1,016,236 during the first quarter of 2018.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended
	February 2,	February 3,
	2019	2018
New homes sold through Company owned sales centers	101	80
Pre-owned homes sold through Company owned sales centers:
Buy Back	2	2
Repossessions	3	3
Trade-Ins	1	2
Homes sold to independent dealers	42	66
Total new factory built homes produced	153	138
Average new manufactured home price - retail	$78,766	$77,244
Average new manufactured home price - wholesale	$44,157	$39,923
As a percent of net sales:
Gross profit from the Company owned retail sales centers	19%	17%
Gross profit from the manufacturing facilities - including intercompany sales	18%	18%

The demand for affordable manufactured housing in Florida and the U.S. continues to improve. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2018 through January 2019 were up approximately 40% from the same period last year. Constrained consumer credit and the lack of lenders in our industry, partly as a result of an increase in government regulations, still affects our results by limiting many affordable manufactured housing buyers from purchasing homes. However, recent legislation may help improve this situation in the future.

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

On June 5, 2019 the Company will celebrate its 52nd anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers, an insurance agency subsidiary, and an investment in a retirement manufactured home community, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the first quarter of 2019 were $60,227 compared to $58,435 in the first quarter of 2018. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at February 2, 2019 and November 3, 2018.

Gross profit as a percentage of net sales was 27% in first quarter of 2019 compared to 23% in the first quarter of 2018. The gross profit in first quarter of 2019 was $2,969,003 compared to $2,216,939 in the first quarter of 2018. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit is primarily due to the increase in the number of retail homes sold and the increase in the average retail home price.

Selling, general and administrative expense as a percent of net sales was 11% in first quarter of 2019 compared to 12% for the first quarter of 2018. Selling, general and administrative expenses in first quarter of 2019 were $1,197,172 compared to $1,126,782 in the first quarter of 2018. The increase in expenses resulted from the increase in compensation expenses directly related to our increased sales.

We earned interest of $152,443 for the first quarter of 2019 compared to $35,937 for the first quarter of 2018. The increase is primarily due to the investment rates and the increase in the monies invested in the money market accounts and certificates of deposit in fiscal year 2018.

Our earnings from Majestic 21 in the first quarter of 2019 were $19,524 compared to $23,049, for the first quarter of 2018. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

We received $104,488 in the first quarter of 2019 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relates to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received.

The Company realized pre-tax income of $ 2,057,204 in first quarter of 2019 compared to a pre-tax income of $1,154,877 in first quarter 2018.

The Company recorded an income tax expense of $521,398 in first quarter of 2019 compared to $138,641 in first quarter of 2018.

We reported net income of $1,535,806 for the first quarter of 2019 or $0.40 per share, compared to $1,016,236 or $0.25 per share, for the first quarter of 2018.

Liquidity and Capital Resources

Cash and cash equivalents were $28,018,644 at February 2, 2019 compared to $28,364,861 at November 3, 2018. Certificates of deposit were $6,067,641 at February 2, 2019 compared to $6,034,093 at November 3, 2018. Short-term investments were $521,227 at February 2, 2019 compared to $537,767 at November 3, 2018. Working capital was $39,500,850 at February 2, 2019 as compared to $38,128,057 at November 3, 2018. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $3.4 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of February 2, 2019, the Company continued to report a strong balance sheet which included total assets of approximately $58 million and stockholders’ equity of approximately $51 million.

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

Forward-Looking Statements

Certain statements in this report are unaudited or forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the amounts and expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, increasing material costs, continued excess retail inventory, increase in repossessions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack and any armed conflict involving the United States and the impact of inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of February 2, 2019.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Items 3 through 5.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any of its common stock during the first quarter ended February 2, 2019.

The Company repurchased 5,000 shares of its common stock on February 21, 2019 and February 27, 2019 at a price of $22.50 and $22.00, respectively.

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

NOBILITY HOMES, INC.

DATE: March 18, 2019	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: March 18, 2019	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: March 18, 2019	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer