Form 10-Q
period 2019-05-04
NOBILITY HOMES INC
filed 2019-06-14
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on June 14, 2019
Common Stock	3,844,320

NOBILITY HOMES, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of May 4, 2019 (Unaudited) and November 3, 2018	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended May 4, 2019 (Unaudited) and May 5, 2018 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended May 4, 2019 (Unaudited) and May 5, 2018 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended May 4, 2019 (Unaudited) and May 5, 2018 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	16

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

Signatures		18

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	May 4, 2019	November 3, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,066,346	$28,364,861
Certificates of Deposit	8,079,072	6,034,093
Short-term investments	578,250	537,767
Accounts receivable - trade	2,097,164	1,783,073
Note receivable	67,900	46,444
Mortgage notes receivable	16,706	15,664
Inventories	8,227,752	7,270,550
Pre-owned homes, net	821,781	933,640
Prepaid expenses and other current assets	1,573,860	1,090,152

Total current assets	44,528,831	46,076,244
Property, plant and equipment, net	4,844,129	4,763,566
Pre-owned homes, net	457,577	473,191
Note receivable, less current portion	59,600	46,265
Mortgage notes receivable, less current portion	234,322	236,402
Other investments	1,611,921	1,571,166
Property held for sale	213,437	213,437
Deferred income taxes	—	40,156
Cash surrender value of life insurance	3,527,974	3,437,974
Other assets	156,287	156,287

Total assets	$55,634,078	$57,014,688

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,052,935	$1,085,095
Accrued compensation	788,187	869,657
Accrued expenses and other current liabilities	1,754,245	1,349,381
Income taxes payable	618,363	579,786
Customer deposits	3,069,439	4,064,268

Total current liabilities	7,283,169	7,948,187
Deferred income taxes	28,017	—

Total liabilities	7,311,186	7,948,187

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,860,513 and 3,873,731 outstanding	536,491	536,491
Additional paid in capital	10,678,137	10,670,848
Retained earnings	49,843,861	50,352,546
Accumulated other comprehensive income	446,119	390,407
Less treasury stock at cost, 1,504,394 shares in 2019 and 1,491,176 shares in 2018	(13,181,716)	(12,883,791)

Total stockholders’ equity	48,322,892	49,066,501

Total liabilities and stockholders’ equity	$55,634,078	$57,014,688

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

Unaudited

	Three Months Ended		Six Months Ended
	May 4,	May 5,	May 4,	May 5,
	2019	2018	2019	2018
Net sales	$12,742,688	$8,922,264	$23,782,462	$18,568,082
Cost of goods sold	(9,296,276)	(6,610,958)	(17,367,047)	(14,039,837)

Gross profit	3,446,412	2,311,306	6,415,415	4,528,245
Selling, general and administrative expenses	(1,310,686)	(1,119,359)	(2,507,858)	(2,246,141)

Operating income	2,135,726	1,191,947	3,907,557	2,282,104

Other income:
Interest income	145,026	81,446	297,469	117,383
Undistributed earnings in joint venture - Majestic 21	21,231	27,266	40,755	50,315
Proceeds received under escrow arrangement	108,119	55,640	212,607	55,640
Gain on sale of assets	15,242	203,512	15,242	203,512
Miscellaneous	13,962	6,850	22,880	12,584

Total other income	303,580	374,714	588,953	439,434

Income before provision for income taxes	2,439,306	1,566,661	4,496,510	2,721,538
Income tax expense	(619,581)	(431,056)	(1,140,979)	(569,697)

Net income	1,819,725	1,135,605	3,355,531	2,151,841
Other comprehensive income (loss)
Unrealized investment gain (loss), net of tax effect	39,172	(67,857)	55,712	(45,510)

Comprehensive income	$1,858,897	$1,067,748	$3,411,243	$2,106,331

Weighted average number of shares outstanding:
Basic	3,865,588	3,903,904	3,869,726	3,950,638
Diluted	3,867,802	3,906,077	3,871,943	3,952,650
Net income per share:
Basic	$0.47	$0.29	$0.87	$0.54
Diluted	$0.47	$0.29	$0.87	$0.54

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended May 4, 2019 and May 5, 2018

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 3, 2018	3,873,731	$536,491	$10,670,848	$50,352,546	$390,407	$(12,883,791)	$49,066,501
Cash dividend	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—		—
Stock-based compensation	—	—	750	—	—	—	750
Unrealized investment loss, net of tax effect	—	—	—	—	(16,540)	—	(16,540)
Net income	—	—	—	1,535,806	—	—	1,535,806

Balance at February 2, 2019	3,873,731	536,491	10,671,598	51,888,351	373,867	(12,883,791)	50,586,516
Cash dividend	—	—	—	(3,864,216)	—	—	(3,864,216)
Purchase of treasury stock	(13,703)	—	—	—	—	(302,115)	(302,115)
Stock-based compensation	485	—	6,539	—	—	4,190	10,729
Unrealized investment loss, net of tax effect	—	—	—	—	72,252	—	72,252
Net income	—	—	—	1,819,725	—	—	1,819,725

Balance at May 4, 2019	3,860,513	$536,491	$10,678,137	$49,843,861	$446,119	$(13,181,716)	$48,322,893

Balance at November 4, 2017	3,997,569	$536,491	$10,669,231	$46,167,528	$412,233	$(10,371,186)	$47,414,297
Cash dividend	—	—	—	—	—	—	—
Purchase of treasury stock	(4,500)	—	—	—	—	(94,500)	(94,500)
Stock-based compensation	—	—	441	—	—	—	441
Unrealized investment loss, net of tax effect	—	—	—	—	22,347	—	22,347
Net income	—	—	—	1,016,236	—	—	1,016,236

Balance at February 3, 2018	3,993,069	536,491	10,669,672	47,183,764	434,580	(10,465,686)	48,358,821
Cash dividend	—	—	—	(778,614)	—	—	(778,614)
Purchase of treasury stock	(119,000)	—	—	—	—	(2,410,500)	(2,410,500)
Stock-based compensation	—	—	441	—	—	—	441
Unrealized investment loss, net of tax effect	—	—	—	—	(67,856)	—	(67,856)
Net income	—	—	—	1,135,605	—	—	1,135,605

Balance at May 5, 2018	3,874,069	$536,491	$10,670,113	$47,540,755	$366,724	$(12,876,186)	$46,237,897

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 4,	May 5,
	2019	2018
Cash flows from operating activities:
Net income	$3,355,531	$2,151,841
Adjustments to reconcile net income to net cash provide by operating activities:
Depreciation	74,438	59,261
Deferred income taxes	83,402	(388,266)
Undistributed earnings in joint venture - Majestic 21	(40,755)	(50,315)
Gain on property held for sale	—	(203,512)
Gain on disposal of property, plant and equipment	(15,242)	—
Inventory impairment	—	105,000
Stock-based compensation	11,479	882
Decrease (increase) in:
Accounts receivable	(314,091)	1,152,052
Inventories	(957,202)	(383,723)
Pre-owned homes	127,473	301,083
Prepaid expenses and other current assets	(483,708)	(587,918)
Interest receivable	(44,979)	—
(Decrease) increase in:
Accounts payable	(32,160)	113,980
Accrued compensation	(81,470)	11,550
Accrued expenses and other current liabilities	404,864	35,960
Income taxes payable	38,577	187,963
Customer deposits	(994,829)	947,996

Net cash provided by operating activities	1,127,138	3,453,834

Cash flows from investing activities:
Purchase of property, plant and equipment	(197,259)	(469,007)
Purchase of certificates of deposit	(2,000,000)	—
Proceeds from property held for resale	—	589,530
Collections on note receivable	—	1,530,000
Collections on interest receivable	—	101,301
Collections on mortgage notes receivable	1,038	1,000
Collections on equipment notes receivable	22,709	19,602
Issurance of equipment note receivable	—	(25,451)
Increase in cash surrender value of life insurance	(90,000)	(90,000)

Net cash (used in) provided by investing activities	(2,263,512)	1,656,975

Cash flows from financing activities:
Payment of cash dividend	(3,864,216)	(778,614)
Purchase of treasury stock	(302,115)	(2,505,000)

Net cash used in financing activities	(4,162,141)	(3,283,614)
(Decrease) increase in cash and cash equivalents	(5,298,515)	1,827,195
Cash and cash equivalents at beginning of year	28,364,861	27,910,504

Cash and cash equivalents at end of quarter	$23,066,346	$29,737,699

Supplemental disclosure of cash flows information:
Income taxes paid	$1,019,000	$770,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for the three and six months ended May 4, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended May 4, 2019 are not necessarily indicative of the results of the full fiscal year.

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

Other pre-owned homes are acquired (Repossessions Inventory) as a convenience to the Company’s joint venture partner, 21st Mortgage Corporation. This inventory has been repossessed by 21st Mortgage Corporation or through mortgage foreclosure. The Company acquires this inventory at the amount of the uncollected balance of the financing at the time of the foreclosure/repossessions by 21st Mortgage Corporation. The Company records this inventory at cost determined on the specific identification method. All of the refurbishment costs are paid by 21st Mortgage Corporation. This arrangement assists 21st Mortgage Corporation with liquidating their repossessed inventory. The timing of these repurchases by the Company is unpredictable as it is based on the repossessions 21st Mortgage Corporation incurs in the portfolio. When the home is sold, the Company retains the cost of the home, an interest factor on the cost of the home and a sales commission for the sale of the home, from the sales proceeds. Any additional proceeds are paid to 21st Mortgage. Any shortfall from the proceeds to cover these amounts is paid by 21st Mortgage to the Company. As the Company has no risk of loss on the sale, there is no valuation allowance necessary for this inventory. Pre-owned homes are also taken as trade-ins on new home sales (Trade-in Inventory). This inventory is recorded at estimated actual wholesale value which is generally lower then market value, determined on the specific identification method, plus refurbishment costs incurred to date to bring the inventory to a more saleable state. The Trade-in inventory amount is reduced where necessary on a unit specific basis by a valuation reserve which management believes results in inventory being valued at market.

Other inventory costs are determined on a first-in, first-out basis. A breakdown of the elements of inventory is as follows:

	May 4, 2019	November 3, 2018
Raw materials	$925,897	$904,399
Work-in-process	101,071	113,220
Finished homes	7,080,860	6,138,985
Model home furniture and others	119,924	113,946

Inventories	$8,227,752	$7,270,550

Pre-owned homes	$1,657,932	$1,956,265
Inventory impairment reserve	(378,574)	(549,434)

	1,279,358	1,406,831
Less homes expected to sell in 12 months	(821,781)	(933,640)

Pre-owned homes, long-term	$457,577	$473,191

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	May 4, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$410,320	$—	$578,250

	November 3, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$369,837	$—	$537,767

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	May 4, 2019
	Level 1	Level 2	Level 3
Equity securities in a public company	$578,250	$—	$—

	November 3, 2018
	Level 1	Level 2	Level 3
Equity securities in a public company	$537,767	$—	$—

Note 5	Investment in Retirement Community Limited Partnership

The Company has a 31.3% limited partnership interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement community. The Company’s investment in Walden Woods is fully impaired at May 4, 2019 and November 3, 2018.

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

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended		Six Months Ended
	May 4, 2019	May 5, 2018	May 4, 2019	May 5, 2018
Manufactured housing
Homes sold through Company owned sales centers	$10,092,761	$6,094,161	$18,529,718	$12,498,941
Homes sold to independent dealers	2,317,481	2,325,643	4,344,036	4,855,210
Homes sold through manufactured home parks	96,732	131,955	390,652	476,990

	$12,506,974	$8,551,759	$23,264,406	$17,831,141
Pre-owned homes	159,080	301,096	381,195	609,457
Insurance agent commissions	76,634	69,409	136,861	127,484

Total net sales	$12,742,688	$8,922,264	$23,782,462	$18,568,082

Note 8	Subsequent Events

The Company repurchased 16,193 shares of its common stock on May 20, 2019 at a price of $22.00.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the second quarter of 2019 were up 43% to $12,742,688 compared to $8,922,264 in the second quarter of 2018, driven primarily by an increase in new homes sold at the Company’s sales centers. Total net sales for the first six months of 2019 were up 28% to $23,782,462 compared to $18,568,082 for the first six months of 2018. Net income for the first six months of 2019 was $3,355,531 compared to a net income of $2,151,841 for the first six months of 2018. Homes sold to independent dealers continued to decline primarily due to the Company’s focus on building more homes for Prestige Home Centers (our owned retail sales centers) because of the increase in retail sales.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Six Months Ended
	May 4, 2019	May 5, 2018	May 4, 2019	May 5, 2018
New homes sold through Company owned sales centers	117	80	218	160
Pre-owned homes sold through Company owned sales centers:
Buy Back	0	4	2	6
Repossessions	3	1	6	4
Trade-Ins	0	0	1	2
Homes sold to independent dealers	49	55	91	121
Total new factory built homes produced	176	164	329	302
Average new manufactured home price - retail	$83,306	$73,752	$81,203	$75,498
Average new manufactured home price - wholesale	$44,540	$40,782	$44,362	$40,389
As a percent of net sales:
Gross profit from the Company owned retail sales centers	17%	19%	17%	18%
Gross profit from the manufacturing facilities - including intercompany sales	20%	15%	20%	16%

The demand for affordable manufactured housing in Florida and the U.S. continues to improve. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2018 through April 2019 were up approximately 26% from the same period last year. Constrained consumer credit and the lack of lenders in our industry, partly as a result of an increase in government regulations, still affects our results by limiting many affordable manufactured housing buyers from purchasing homes. However, legislation may help improve this situation in the future.

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

On June 5, 2019 the Company celebrated its 52nd anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers, an insurance agency subsidiary, and an investment in a retirement manufactured home community, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2019 were $76,634 compared to $69,409 in the second quarter of 2018. Total insurance agent commission revenues for the first six months of 2019 were $136,861 compared to $127,484 for the first six months of 2018. The increase in insurance agent commissions in the first six months of 2019 were due to more new policies and renewals generated which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at May 4, 2019 and November 3, 2018.

Gross profit as a percentage of net sales was 27% in second quarter of 2019 compared to 26% for the second quarter of 2018 and was 27% for the first six months of 2019 compared to 24% for the first six months of 2018. The gross profit in the second quarter of 2019 was $3,446,412 compared to $2,311,306 in the second quarter of 2018 and was $6,415,415 for the first six months of 2019 compared to $4,528,245 for the first six months of 2018. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit for the six months of 2019 is primarily due to the increase in the overall number of homes sold at the retail sales centers and an increase in the average new manufactured home price at both retail and wholesale.

Selling, general and administrative expenses as a percent of net sales was 10% in second quarter of 2019 compared to 13% in the second quarter of 2018 and was 11% for the first six months of 2019 compared to 12% for the first six months of 2018. Selling, general and administrative expenses in second quarter of 2019 was $1,310,686 compared to $1,119,359 in the second quarter of 2018 and was $2,507,858 for the first six months of 2019 compared to $2,246,141 for the first six months of 2018. The dollar increase in expenses in 2019 resulted from the increase in variable and accrued compensation expenses which were direct results of increased sales.

We earned interest income of $145,026 for the second quarter of 2019 compared to $81,446 for the second quarter of 2018. For the first six months of 2019, interest income was $297,469 compared to $117,383 in the first six months of 2018. The increase is primarily due to higher interest rates in the money market accounts and certificates of deposit.

Our earnings from Majestic 21 in the second quarter of 2019 were $21,231 compared to $27,266, for the second quarter of 2018. Our earnings from Majestic 21 for the first six months of 2019 were $40,755 compared to $50,315 for the first six months of 2018. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

We received $108,119 in the second quarter of 2019 compared to $55,640 in the second quarter of 2018 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relates to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received.

The Company realized pre-tax income of $4,496,510 in first six months of 2019 compared to a pre-tax income of $2,721,538 in first six months of 2018.

The Company recorded an income tax expense in the amount of $619,581 in the second quarter of 2019 as compared to $431,056 in second quarter 2018. Income tax expense for the six months of 2019 was $1,140,979 compared to $569,697 for the six months of 2018.

We reported net income of $1,819,725 for the second quarter of 2019 or $0.47 per share, compared to $1,135,605 or $0.29 per share, for the second quarter of 2018. For the first six months of 2019 net income was $3,355,531 or $0.87 per share, compared to $2,151,841 or $0.54 per share, in the first six months of 2018.

Liquidity and Capital Resources

Cash and cash equivalents were $23,066,346 at May 4, 2019 compared to $28,364,861 at November 3, 2018. Certificates of deposit were $8,079,072 at May 4, 2019 compared to $6,034,093 at November 3, 2018. Short-term investments were $578,250 at May 4, 2019 compared to $537,767 at November 3, 2018. Working capital was $37,245,662 at May 4, 2019 as compared to $38,128,057 at November 3, 2018. A cash dividend was paid from our cash reserves in March 2019 in the amount of $3,864,216. During the first six months on 2019, the Company repurchased an aggregate of 13,703 shares of its common stock for an aggregate of $302,115. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $3.6 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of May 4, 2019, the Company continued to report a strong balance sheet which included total assets of approximately $56 million and stockholders’ equity of approximately $48 million.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 4, 2019.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Items 3 through 5.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases by the Company of its common stock during the three months ended May 4, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Maximum number of shares that may yet be purchased under the plans or programs*
Feb 3 – Mar 2, 2019	10,000	$22.25	10,000	190,000
Mar 3 – Mar 30, 2019	0	0	0	190,000
Mar 31 – May 4, 2019	3,703	$21.50	13,703	186,297

*

The Company’s Board of Directors has authorized management to repurchase up to 200,000 shares of the Company’s common stock or less each fiscal year in the open market. During the six months ended May 4, 2019, management has repurchased an aggregate of 13,703 share of common stock and is authorized to purchase up to an additional 186,297 shares.

The Company repurchased 16,193 shares of its common stock on May 20, 2019 at a price of $22.00.

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

NOBILITY HOMES, INC.

DATE: June 14, 2019	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 14, 2019	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: June 14, 2019	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer