Form 10-Q
period 2019-08-03
NOBILITY HOMES INC
filed 2019-09-13
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ ;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on September 13, 2019
Common Stock	3,664,070

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	August 3, 2019	November 3, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,146,880	$28,364,861
Certificates of Deposit	10,118,833	6,034,093
Short-term investments	496,556	537,767
Accounts receivable - trade	1,993,058	1,783,073
Note receivable	67,899	46,444
Mortgage notes receivable	17,317	15,664
Inventories	9,070,508	7,270,550
Pre-owned homes, net	499,463	933,640
Prepaid expenses and other current assets	1,238,456	1,090,152

Total current assets	44,648,970	46,076,244
Property, plant and equipment, net	4,900,716	4,763,566
Pre-owned homes, net	793,671	473,191
Note receivable, less current portion	42,047	46,265
Mortgage notes receivable, less current portion	233,247	236,402
Other investments	1,631,721	1,571,166
Property held for sale	—	213,437
Deferred income taxes	—	40,156
Cash surrender value of life insurance	3,572,974	3,437,974
Other assets	156,287	156,287

Total assets	$55,979,633	$57,014,688

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$933,587	$1,085,095
Accrued compensation	768,825	869,657
Accrued expenses and other current liabilities	1,943,653	1,349,381
Income taxes payable	852,236	579,786
Customer deposits	3,107,855	4,064,268

Total current liabilities	7,606,156	7,948,187
Deferred income taxes	126,617	—

Total liabilities	7,732,773	7,948,187

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,746,570 and 3,873,731 outstanding, respectively	536,491	536,491
Additional paid in capital	10,686,657	10,670,848
Retained earnings	52,386,965	50,352,546
Accumulated other comprehensive income	349,999	390,407
Less treasury stock at cost, 1,618,337 shares in 2019 and 1,491,176 shares in 2018	(15,713,252)	(12,883,791)

Total stockholders’ equity	48,246,860	49,066,501

Total liabilities and stockholders’ equity	$55,979,633	$57,014,688

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$11,785,366	$11,447,636	$35,567,828	$30,015,718
Cost of sales	(8,139,910)	(8,705,847)	(25,506,957)	(22,745,684)

Gross profit	3,645,456	2,741,789	10,060,871	7,270,034

Selling, general and administrative expenses	(1,352,315)	(1,279,397)	(3,860,173)	(3,525,538)

Operating income	2,293,141	1,462,392	6,200,698	3,744,496

Other income:
Interest income	134,526	99,594	431,995	216,977
Undistributed earnings in joint venture - Majestic 21	19,800	28,602	60,555	78,917
Proceeds received under escrow arrangement	76,734	117,271	289,341	172,911
Gain on sale of assets	864,887	—	880,129	203,512
Miscellaneous	10,834	10,083	33,714	22,667

Total other income	1,106,781	255,550	1,695,734	694,984

Income before provision for income taxes	3,399,922	1,717,942	7,896,432	4,439,480

Income tax expense	(856,818)	(469,858)	(1,997,797)	(1,039,555)

Net income	2,543,104	1,248,084	5,898,635	3,399,925
Other comprehensive loss
Unrealized investment loss, net of tax effect	(96,120)	(5,046)	(40,408)	(50,556)

Comprehensive income	$2,446,984	$1,243,038	$5,858,227	$3,349,369

Weighted average number of shares outstanding:
Basic	3,807,357	3,873,746	3,848,936	3,925,007
Diluted	3,808,617	3,875,897	3,850,169	3,927,066

Net income per share:
Basic	$0.67	$0.32	$1.53	$0.87
Diluted	$0.67	$0.32	$1.53	$0.87

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended August 3, 2019 and August 4, 2018

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 3, 2018	3,873,731	$536,491	$10,670,848	$50,352,546	$390,407	$(12,883,791)	$49,066,501
Stock-based compensation	—	—	750	—	—	—	750
Unrealized investment loss, net of tax effect	—	—	—	—	(16,540)	—	(16,540)
Net income	—	—	—	1,535,806	—	—	1,535,806

Balance at February 2, 2019	3,873,731	536,491	10,671,598	51,888,351	373,867	(12,883,791)	50,586,516
Cash dividend	—	—	—	(3,864,216)	—	—	(3,864,216)
Purchase of treasury stock	(13,703)	—	—	—	—	(302,115)	(302,115)
Stock-based compensation	485	—	6,539	—	—	4,190	10,729
Unrealized investment gain, net of tax effect	—	—	—	—	72,252	—	72,252
Net income	—	—	—	1,819,725	—	—	1,819,725

Balance at May 4, 2019	3,860,513	$536,491	$10,678,137	$49,843,861	$446,119	$(13,181,716)	$48,322,893
Purchase of treasury stock	(116,193)	—	—	—	—	(2,551,246)	(2,551,246)
Stock-based compensation	—	—	1,005	—	—	—	1,005
Unrealized investment loss, net of tax effect	—	—	—	—	(96,120)	—	(96,120)
Exercise of employee stock options	2,250	—	7,515	—	—	19,710	27,225
Net income	—	—	—	2,543,103	—	—	2,543,103

Balance at August 3, 2019	3,746,570	$536,491	$10,686,657	$52,386,965	$349,999	$(15,713,252)	$48,246,860

Balance at November 4, 2017	3,997,569	$536,491	$10,669,231	$46,167,528	$412,233	$(10,371,186)	$47,414,297
Purchase of treasury stock	(4,500)	—	—	—	—	(94,500)	(94,500)
Stock-based compensation	—	—	441	—	—	—	441
Unrealized investment gain, net of tax effect	—	—	—	—	22,347	—	22,347
Net income	—	—	—	1,016,236	—	—	1,016,236

Balance at February 3, 2018	3,993,069	536,491	10,669,672	47,183,764	434,580	(10,465,686)	48,358,821
Cash dividend	—	—	—	(778,614)	—	—	(778,614)
Purchase of treasury stock	(119,000)	—	—	—	—	(2,410,500)	(2,410,500)
Stock-based compensation	—	—	441	—	—	—	441
Unrealized investment loss, net of tax effect	—	—	—	—	(67,856)	—	(67,856)
Net income	—	—	—	1,135,605	—	—	1,135,605

Balance at May 5, 2018	3,874,069	$536,491	$10,670,113	$47,540,755	$366,724	$(12,876,186)	$46,237,897
Purchase of treasury stock	(338)	—	—	—	—	(7,605)	(7,605)
Stock-based compensation	—	—	294	—	—	—	294
Unrealized investment loss, net of tax effect	—	—	—	—	(5,047)	—	(5,047)
Net income	—	—	—	1,248,084	—	—	1,248,084

Balance at August 4, 2018	3,873,731	$536,491	$10,670,407	$48,788,839	$361,677	$(12,883,791)	$47,473,623

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities:
Net income	$5,898,635	$3,399,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109,016	88,764
Deferred income taxes	167,576	(456,292)
Undistributed earnings in joint venture - Majestic 21	(60,555)	(78,917)
Gain on property held for sale	(864,887)	(203,512)
Gain on disposal of property, plant and equipment	(15,242)	—
Inventory impairment	—	105,000
Stock-based compensation	19,999	1,176
Decrease (increase) in:
Accounts receivable	(209,985)	1,289,309
Inventories	(1,799,958)	374,815
Pre-owned homes	113,697	258,471
Prepaid expenses and other current assets	(148,304)	(292,675)
Interest receivable	(84,740)	(6,436)
(Decrease) increase in:
Accounts payable	(151,508)	(86,022)
Accrued compensation	(100,832)	111,774
Accrued expenses and other current liabilities	594,271	(63,577)
Income taxes payable	272,450	265,847
Customer deposits	(956,413)	1,665,728

Net cash provided by operating activities	2,783,220	6,373,378

Cash flows from investing activities:
Purchase of property, plant and equipment	(288,424)	(595,880)
Purchase of certificates of deposit	(4,000,000)	(2,000,000)
Proceeds from property held for sale	1,078,325	589,530
Collections on note receivable	—	1,530,000
Collections on interest receivable	—	101,301
Collections on mortgage notes receivable	1,502	1,288
Collections on equipment notes receivable	40,263	30,403
Issurance of equipment note receivable	—	(25,451)
Increase in cash surrender value of life insurance	(135,000)	(135,000)

Net cash used in investing activities	(3,303,334)	(503,809)

Cash flows from financing activities:
Payment of cash dividend	(3,864,216)	(778,614)
Proceeds from excerise of employee stock options	19,710	—
Purchase of treasury stock	(2,853,361)	(2,512,605)

Net cash used in financing activities	(6,697,867)	(3,291,219)

(Decrease) increase in cash and cash equivalents	(7,217,981)	2,578,350
Cash and cash equivalents at beginning of year	28,364,861	27,910,504

Cash and cash equivalents at end of quarter	$21,146,880	$30,488,854

Supplemental disclosure of cash flows information:
Income taxes paid	$1,550,000	$1,230,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended August 3, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended August 3, 2019 are not necessarily indicative of the results of the full fiscal year.

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

For additional information on our revenues, please read Note 9, Revenues by Products and Services, to these condensed consolidated financial statements.

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

New home inventory is carried at the lower of cost or net realizable value. The cost of finished home inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or net realizable value.

The Company acquired certain repossessed pre-owned inventory (Buy Back Inventory) in 2011 as part of an Amendment of the Finance Revenue Sharing Agreement with 21st Mortgage Corporation. This inventory is valued at the Company’s cost to acquire determined on the specific identification method, plus refurbishment costs (any item on the home that needs to be repaired or replaced) incurred to date to bring the inventory to a more saleable state. The Buy Back inventory amount is reduced where necessary on a unit specific basis by a valuation reserve which management believes results in inventory being valued at net realizable value.

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

Pre-owned homes are also taken as trade-ins on new home sales (Trade-in Inventory). This inventory is recorded at estimated actual wholesale value which is generally lower than its market value, determined on the specific identification method, plus refurbishment costs incurred to date to bring the inventory to a more saleable state. The Trade-in inventory amount is reduced where necessary on a unit specific basis by a valuation reserve which management believes results in inventory being valued at market.

Other inventory costs are determined on a first-in, first-out basis. A breakdown of the elements of inventory is as follows:

	August 3, 2019	November 3, 2018
Raw materials	$877,248	$904,399
Work-in-process	112,013	113,220
Finished homes	7,964,647	6,138,985
Model home furniture and others	116,601	113,946

Inventories	$9,070,508	$7,270,550

Pre-owned homes
Buy Back	$439,142	$715,748
Repossessions	1,138,851	1,155,642
Trade-in	87,239	84,874

	1,665,232	1,956,265
Inventory impairment reserve	(372,098)	(549,434)

	1,293,134	1,406,831
Less homes expected to sell in 12 months	(499,463)	(933,640)

Pre-owned homes, long-term	$793,671	$473,191

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	August 3, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$328,626	$—	$496,556

	November 3, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$369,837	$—	$537,767

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	August 3, 2019
	Level 1	Level 2	Level 3
Equity securities in a public company	$496,556	$—	$—

	November 3, 2018
	Level 1	Level 2	Level 3
Equity securities in a public company	$537,767	$—	$—

Note 5	Sale of Property Held for Sale

On June 28, 2019 the Company sold its former Pace retail sales center property located in Pace, Florida for total net proceeds of $1,078,325. The Company recognized a gain on the sale of this property of $864,887.

Note 6	Investment in Retirement Community Limited Partnership

The Company has a 31.3% limited partnership interest in Walden Woods South LLC (“Walden Woods”), which owns and operates a retirement community. The Company’s investment in Walden Woods is fully impaired at August 3, 2019 and November 3, 2018.

Note 7	Stockholders’ Equity and Related Party Transaction

During the nine months ended August 3, 2019, the Company repurchased 129,896 shares of its common stock for per share prices ranging from $21.50 - $22.50 for an aggregate total of $2,853,361. Of these repurchased shares, 100,000 were from a related party for which the Company paid $21.95 per share. During the nine months ended August 4, 2018, the Company repurchased 123,838 shares of its common stock for per share prices ranging from $20.22 - $21.00 for an aggregate total of $2,512,605. Of these repurchased shares, 100,000 were from a related party for which the Company paid $20.22 per share. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Manufactured housing
Homes sold through Company owned sales centers	$9,807,719	$8,302,575	$28,142,636	$20,801,157
Homes sold to independent dealers	1,377,471	2,313,528	5,721,508	7,168,737
Homes sold through manufactured home parks	513,517	325,270	904,169	802,260

	$11,698,707	$10,941,373	$34,768,313	$28,772,154
Pre-owned homes	14,187	433,085	590,182	1,042,542
Insurance agent commissions	72,472	73,178	209,333	201,022

Total net sales	$11,785,366	$11,447,636	$35,567,828	$30,015,718

Note 10	Subsequent Events

The Company repurchased 82,500 shares of its common stock in the open market on August 7, 2019 at a price of $21.00 per share for an aggregate of $1,732,500.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the third quarter of 2019 were $11,785,366 compared to $11,447,636 in the third quarter of 2018. Total net sales for the first nine months of 2019 were up 19% to $35,567,828 compared to $30,015,718 for the first nine months of 2018, driven primarily by an increase in new homes sold at the Company’s sales centers. Net income for the first nine months of 2019 was $5,898,635 compared to a net income of $3,399,925 for the first nine months of 2018. Homes sold to independent dealers continued to decline primarily due to the Company’s focus on building more homes for Prestige Home Centers (our owned retail sales centers) because of the increase in retail sales. In addition, the Company sold its former Pace retail sales center property resulting in a one-time gain of $864,887 during 2019.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Nine Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
New homes sold through Company owned sales centers	111	95	329	255
Pre-owned homes sold through Company owned sales centers:
Buy Back	0	0	2	6
Repossessions	0	6	6	10
Trade-Ins	1	2	2	4
Homes sold to independent dealers	32	55	123	176
Total new factory built homes produced	162	143	491	445
Average new manufactured home price - retail	$85,985	$84,332	$82,816	$78,789
Average new manufactured home price - wholesale	$46,559	$43,957	$45,087	$41,536
As a percent of net sales:
Gross profit from the Company owned retail sales centers	19%	18%	18%	18%
Gross profit from the manufacturing facilities - including intercompany sales	22%	18%	21%	17%

The demand for affordable manufactured housing in Florida and the U.S. continues to improve. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2018 through July 2019 were up approximately 19.4% from the same period last year. Constrained consumer credit and the lack of lenders in our industry, partly as a result of an increase in government regulations, still affects our results by limiting many affordable manufactured housing buyers from purchasing homes. However, legislation may help improve this situation in the future.

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

Insurance agent commission revenues in the third quarter of 2019 were $72,472 compared to $73,178 in the third quarter of 2018. Total insurance agent commission revenues for the first nine months of 2019 were $209,333 compared to $201,022 for the first nine months of 2018. The increase in insurance agent commissions in the first nine months of 2019 were due to more new policies and renewals generated which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at August 3, 2019 and November 3, 2018.

Gross profit as a percentage of net sales was 31% in third quarter of 2019 compared to 24% for the third quarter of 2018 and was 28% for the first nine months of 2019 compared to 24% for the first nine months of 2018. The gross profit in the third quarter of 2019 was $3,645,456 compared to $2,741,789 in the third quarter of 2018 and was $10,060,871 for the first nine months of 2019 compared to $7,270,034 for the first nine months of 2018. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit for the nine months of 2019 is primarily due to the increase in the overall number of homes sold at the retail sales centers and an increase in the average new manufactured home price at both retail and wholesale due to the increased number of options in each home.

Selling, general and administrative expenses as a percent of net sales was 11% in third quarter of 2019 and 2018 and was 11% for the first nine months of 2019 compared to 12% for the first nine months of 2018. Selling, general and administrative expenses in third quarter of 2019 was $1,352,315 compared to $1,279,397 in the third quarter of 2018 and was $3,860,173 for the first nine months of 2019 compared to $3,525,538 for the first nine months of 2018. The dollar increase in expenses in 2019 resulted from the increase in variable and accrued compensation expenses which were direct results of increased sales.

Operating income as a percent of net sales was 19% in the third quarter of 2019 compared to 13% for the third quarter of 2018 and was 17% for the first nine months of 2019 compared to 12% for the first nine months of 2018. Operating income in third quarter of 2019 was $2,293,141 compared to $1,462,392 in the third quarter of 2018 and was $6,200,698 for the first nine months of 2019 compared to $3,744,496 for the first nine months of 2018.

We earned interest income of $134,526 for the third quarter of 2019 compared to $99,594 for the third quarter of 2018. For the first nine months of 2019, interest income was $431,995 compared to $216,977 in the first nine months of 2018. The increase is primarily due to higher interest rates in the money market accounts and certificates of deposit.

Our earnings from Majestic 21 in the third quarter of 2019 were $19,800 compared to $28,602, for the third quarter of 2018. Our earnings from Majestic 21 for the first nine months of 2019 were $60,555 compared to $78,917 for the first nine months of 2018. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The decrease in the earnings is primarily due to the reduction of the loan balances in the portfolio from loan payoffs and amortization.

We received distribution of $76,734 in the third quarter of 2019 compared to $117,271 in the third quarter of 2018 and $289,341 for the first nine months of 2019 compared to $172,911 for the same period in fiscal year 2018. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relates to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received.

The Company realized pre-tax income in the third quarter of 2019 of $3,399,922 as compared to $1,717,942 in the third quarter of 2018. The pre-tax income for the first nine months of 2019 was $7,896,432 as compared to $4,439,480 in first nine months of 2018. The pre-tax increase in 2019 was impacted by a one-time gain of $864,887 on the sale of our former Pace retail sales center property.

The Company recorded an income tax expense in the amount of $856,818 in the third quarter of 2019 as compared to $469,858 in third quarter 2018. Income tax expense for the nine months of 2019 was $1,997,797 compared to $1,039,555 for the nine months of 2018.

We reported net income of $2,543,104 for the third quarter of 2019 or $0.67 per share, compared to $1,248,084 or $0.32 per share, for the third quarter of 2018. For the first nine months of 2019 net income was $5,898,635 or $1.53 per share, compared to $3,399,925 or $0.87 per share, in the first nine months of 2018.

Liquidity and Capital Resources

Cash and cash equivalents were $21,146,880 at August 3, 2019 compared to $28,364,861 at November 3, 2018. Certificates of deposit were $10,118,833 at August 3, 2019 compared to $6,034,093 at November 3, 2018. Short-term investments were $496,556 at August 3, 2019 compared to $537,767 at November 3, 2018. Working capital was $37,042,814 at August 3, 2019 as compared to $38,128,057 at November 3, 2018. During the first nine months of 2019, the Company repurchased an aggregate of 129,896 shares of its common stock for an aggregate of $2,853,361. In June 2019, the Company sold its former Pace retail sales center property for net proceeds of $1,078,325. A cash dividend was paid from our cash reserves in March 2019 in the amount of $3,864,216. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $3.6 million of cash surrender value of life insurance at August 3, 2019, which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of August 3, 2019, the Company continued to report a strong balance sheet which included total assets of approximately $56 million and stockholders’ equity of approximately $48 million.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of August 3, 2019.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Items 3 through 5.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases by the Company of its common stock during the three months ended August 3, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Maximum number of shares that may yet be purchased under the plans or programs*
May 5 – Jun 1, 2019	16,193	$22.00	16,193	183,807
Jun 2 – Jun 29, 2019	100,000	$21.95	100,000	83,807
Jun 30 – Aug 3, 2019	0	$0.00	0	83,807

*

In March 2019 the Company’s Board of Directors authorized management to repurchase up to 200,000 shares of the Company’s common stock or less each fiscal year in the open market. During the nine months ended August 3, 2019, management has repurchased an aggregate of 129,896 share of common stock and is authorized to purchase up to an additional 83,807 shares.

The Company repurchased 82,500 shares of its common stock in the open market on August 7, 2019 at a price of $21.00 per share for an aggregate of $1,732,500.

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

NOBILITY HOMES, INC.

DATE: September 13, 2019	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: September 13, 2019	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: September 13, 2019	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer