Form 10-K
period 2019-11-02
NOBILITY HOMES INC
filed 2020-01-31
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2019

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

(352) 732-5157

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of ea/Exchange on Which Registered
Common Stock, $0.10 Par Value	NOBH	OTCQX

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

The aggregate market value of the common stock held by non-affiliates of the registrant (684,697) shares), based on the closing price on the over-the-counter market on May 3, 2019 (the last business day of the second quarter of fiscal 2019), was approximately $15.6 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding on January 31, 2020
Common Stock	3,649,670

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held February 28, 2020	Part III, Items 10-14

PART I

Item 1.	Business

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

Manufactured Homes

Nobility’s homes are available in approximately 100 active models sold under the trade names “Kingswood,” “Richwood,” “Tropic Isle,” “Regency Manor,” and “Special Edition.” The homes, ranging in size from 431 to 2,650 square feet and containing from one to five bedrooms, are available in:

•	Single-wide widths of 14 and 16 feet ranging from 35 to 72 feet in length;

•	Double-wide widths of 20, 24, 26, 28 and 32 feet ranging from 32 to 72 feet in length;

•	Triple-wide widths of 42 feet ranging from 60 to 72 feet in length; and

•	Quad-unit with 2 sections 28 feet wide by 40 feet long and 2 sections 28 feet wide by 52 feet long.

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

Retail Sales

Prestige Home Centers, Inc., our wholly-owned subsidiary, operates ten retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 83% and 76% of Nobility’s sales during fiscal years 2019 and 2018, respectively.

Each of Prestige’s retail sales centers are located within 350 miles of Nobility’s Ocala manufacturing facility. Prestige owns the land at six of its retail sales centers and leases the remaining four retail sales centers from unaffiliated parties under leases with terms between one and three years with renewal options.

In December 2017 Prestige executed a lease to open an eleventh retail sales center in north Florida and has not yet opened the retail sales center due to backlog at the manufacturing facility.

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

Investments in Limited Partnerships

On October 30, 2019, the Company sold its 31.3% investment interest in Walden Woods South to certain related parties and existing owners, including the Company’s Executive Vice President, who purchased the majority of the 31.3% interest. The transaction value was based on a 3rd party appraisal, and the Company received $1,510,000 in cash. The Company’s investment historically was accounted for under the equity method, which was suspended when the carrying amount was reduced to $nil due to continued losses. (see Note 4 to the Company’s financial statements included herein).

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2019 and 2018.

Wholesale Sales to Manufactured Home Communities

Nobility also sells its homes on a wholesale basis through two full-time salespersons to approximately 40 manufactured home communities and independent dealers. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers.

Nobility does not generally offer consigned inventory programs or other credit terms to its independent dealers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, Nobility may offer extended terms to park dealers who do a high volume of business with Nobility. In order to stimulate sales, Nobility sells homes for display to related manufactured home communities on extended terms and recognizes revenue when the homes are sold to the end users. The high visibility of Nobility’s homes in such communities generates additional sales of its homes through such dealers.

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

Competition

The manufactured home industry is highly competitive. The initial investment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry in the business vary from state to state. The bond requirement for Florida is $50,000. Nobility competes directly with other manufacturers, some of whom are both considerably larger and possess greater financial resources than Nobility. Nobility estimates that of the 20 manufacturers selling in the state, approximately 10 manufacture homes of the same type as Nobility and compete in the same market area. Nobility believes that it is generally competitive with most of those manufacturers in terms of price, service, warranties and product performance.

Employees

As of January 10, 2020, the Company had 139 full-time employees, including 32 employed by Prestige. Approximately 81 employees are factory personnel compared to approximately 86 in such positions a year ago and 58 are in management, administrative, supervisory, sales and clerical positions (including 29 management and sales personnel employed by Prestige) compared to approximately 63 a year ago. In addition, Nobility employs part-time employees when necessary.

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

As of January 31, 2020, Nobility owned one manufacturing plant:

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

Prestige owns the properties on which it’s Ocala North, Auburndale, Inverness, Panama City, Yulee and Punta Gorda, Florida retail sales centers are located. Prestige leases the property for its other 4 retail sales centers. In December 2017 Prestige executed a lease to open an eleventh retail sales center in north Florida and has not yet opened the retail sales center due to difficulty in hiring staff for the sales center. On June 28, 2019 the Company sold its former Pace retail sales center property located in Pace, Florida for total net proceeds of $1,078,325 and was included on the balance sheet in property held for sale (non-current asset) for $213,437 in fiscal year 2018.

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

Holders

At January 31, 2020, the approximate number of holders on record of common stock was 95 (not including individual participants in security position listings).

Dividends

The Board of Directors declared a one-time cash dividend of $1.00 per common share in fiscal 2019 paid to stockholders of record as of March 29, 2019 and a one-time cash dividend of $0.20 per common share in fiscal 2018 paid to stockholders of record as of March 26, 2018. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the end of the fiscal year ended November 2, 2019 (see Note 13 to the Company’s financial statement included herein).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,750	$12.10	297,250
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,750	$12.10	297,250

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

The following table represents information with respect to purchases by the Company of its common stock during the three months ended November 2, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Maximum number of shares that may yet be purchased under the plans or programs*
Aug 4 – Nov 2, 2019	82,500	$21.00	82,500	0

*

In March 2019 the Company’s Board of Directors authorized management to repurchase up to 200,000 shares of the Company’s common stock or less each fiscal year in the open market. During the twelve months ended November 2, 2019, management has repurchased an aggregate of 212,396 shares of common stock. In December 2019 the Company’s Board of Directors authorized an additional 200,000 shares.

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2019 and 2018, Nobility continued to experience increased consumer demand for affordable manufactured homes in Florida. Our three, four and five bedroom manufactured homes are favored by families, compared with the one, two and three-bedroom homes that typically appeal to the retirement buyers who reside in the manufactured housing communities.

In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program, (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.

In the third quarter of fiscal year 2009, Majestic 21, a joint venture that the Company owns 50% of, secured $5,000,000 in financing from a commercial bank to support loan originations. The Company guaranteed 50% of this financing. The outstanding principal balance of $94,694 on the note was repaid on February 1, 2019, at which time the Company was relieved of its guarantee obligation.

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

The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 2, 2019 (fiscal year 2019) and the year ended November 3, 2018 (fiscal year 2018) each consisted of a fifty-two week period.

Results of Operations

Total net sales in fiscal year 2019 were $46,347,931 compared to $41,878,186 in fiscal year 2018. The Company reported net income of $8,810,420 in fiscal year 2019, compared to a net income of $4,963,632 during fiscal year 2018.

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended November 2, 2019 and November 3, 2018.

	2019	2018
New homes sold through Company owned sales centers	440	379
Pre-owned homes sold through Company owned sales centers:
Buy Back	5	8
Repossessions	7	14
Trade-Ins	4	4
Homes sold to independent dealers	145	212
Total new factory built homes produced	662	610
Average new manufactured home price - retail	$84,217	$79,334
Average new manufactured home price - wholesale	$45,757	$42,304
As a percent of net sales:
Gross profit from the Company owned retail sales centers	18%	18%
Gross profit from the manufacturing facilities - including intercompany sales	20%	17%

The demand for affordable manufactured housing in Florida continues to improve. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2018 through October 2019 were up approximately 17% from the same period last year. Constrained consumer credit and the lack of lenders in our industry, partly as a result of an increase in government regulations, still affects our results by limiting many affordable manufactured housing buyers from purchasing homes. However, recent legislation may help improve this situation in the future.

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

Insurance agent commissions in fiscal year 2019 were $272,366 compared to $273,747 in fiscal year 2018. We have established appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 2, 2019 and November 3, 2018.

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

Gross profit as a percentage of net sales was 29% in fiscal year 2019 compared to 25% in fiscal year 2018. Our gross profit of $13,653,000 for 2019 increased 28% compared to $10,680,027 for 2018. The increase in gross profit percentage is primarily due to the increase in the average retail and wholesale selling price on each home sold.

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

As a percent of net sales, selling, general and administrative expenses was 11% in fiscal year 2019 compared to 12% in fiscal 2018, which increased $395,118 from fiscal year 2018 to 2019. The increase in selling, general and administrative expenses in 2019 resulted from the increase in compensation expenses directly related to our increased sales.

The Company earned interest in the amount of $556,142 in fiscal year 2019 compared to $362,121 in fiscal year 2018. Interest income is dependent on our cash balance and available rates of return. The increase is primarily due to the increase in the balances and the interest rate in the money market accounts and certificates of deposit.

The Company earned $78,107 from its joint venture, Majestic 21, in fiscal year 2019 compared to $100,137 in fiscal year 2018. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

We received $379,104 in fiscal year 2019 and $172,911 in fiscal year 2018 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company as received, which has been the Company’s past practice.

The Company realized pre-tax income of $11,779,529 in fiscal year 2019 compared to a pre-tax income of $6,605,462 in fiscal year 2018.

The Company recorded an income tax expense of $2,969,109 in fiscal year 2019 compared to $1,641,830 in fiscal year 2018.

Net income in fiscal year 2019 was $8,810,420 or $2.32 per basic and diluted share and net income in fiscal year 2018 was $4,963,632 or $1.27 per basic and diluted share.

Liquidity and Capital Resources

Cash and cash equivalents were $22,533,965 at November 2, 2019 compared to $28,364,861 at November 3, 2018. Certificates of deposit were $10,153,575 at November 2, 2019 compared to $6,034,093 at November 3, 2018. Short-term investments were $521,283 at November 2, 2019 compared to $537,767 at November 3, 2018. Working capital was $37,872,687at November 2, 2019 as compared to $38,128,057 at November 3, 2018. During fiscal 2019, the Company repurchased an aggregate of 212,396 shares of its common stock for an aggregate of $4,585,861. In June 2019, the Company sold its former Pace retail sales center property for net proceeds of $1,078,325. On October 30, 2019, the Company sold its 31.3% investment interest in Walden Woods South LLC for $1,510,000 in cash. A cash dividend was paid from the Company’s cash reserves in March 2019 in the amount of $3,864,216. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

The Company currently has no line of credit facility and does not believe that such a facility is currently necessary to its operations. The Company has no debt. The Company also has approximately $3.6 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of November 2, 2019, the Company continued to report a strong balance sheet which included total assets of approximately $58 million which was funded primarily by stockholders’ equity of approximately $49 million.

Looking ahead, the Company’s strong balance sheet and significant cash reserves accumulated in profitable years has allowed the Company to remain sufficiently liquid so as to allow continuation of operations and should enable the Company to take advantage of market opportunities when presented by an expected improvement in the overall and the industry specific economy in fiscal 2020 and beyond. Management believes it has sufficient levels of liquidity as of the date of the filing of this Form 10-K to allow the Company to operate into the foreseeable future.

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

Sales of homes to affiliated entities that are subject to contingent payment terms are considered inventory consignment arrangements. Revenue from such arrangements is recognized when the homes are sold to the end users and payment is collected by the affiliated entity.

See Note 4 “Related Party Transactions”.

The Company recognizes revenue from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 2, 2019 or November 3, 2018.

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

Investments in Retirement Communities

Prior to its divestiture on October 30, 2019, the Company owned a 31.3% investment interest in Walden Woods South LLC , a manufactured home community located in Homosassa, Florida.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 2, 2019, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21).

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nobility Homes, Inc.

Ocala, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. (the “Company”) as of November 2, 2019, and November 3, 2018, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended November 2, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2018.

Jupiter, Florida

January 31, 2020

Nobility Homes, Inc.

Consolidated Balance Sheets

November 2, 2019 and November 3, 2018

	November 2, 2019	November 3, 2018
Assets
Current assets:
Cash and cash equivalents	$22,533,965	$28,364,861
Certificates of deposit	10,153,575	6,034,093
Short-term investments	521,283	537,767
Accounts receivable—trade	1,351,838	1,783,073
Note receivable	83,231	46,444
Mortgage notes receivable	17,896	15,664
Inventories	10,616,778	7,270,550
Pre-owned homes, net	331,103	933,640
Prepaid expenses and other current assets	1,217,762	1,090,152

Total current assets	46,827,431	46,076,244
Property, plant and equipment, net	5,005,644	4,763,566
Pre-owned homes, net	808,128	473,191
Note receivable, less current portion	43,769	46,265
Mortgage notes receivable, less current portion	232,148	236,402
Other investments	1,649,273	1,571,166
Property held for sale	—	213,437
Deferred income taxes	80,405	40,156
Cash surrender value of life insurance	3,617,974	3,437,974
Other assets	156,287	156,287

Total assets	$58,421,059	$57,014,688

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,111,216	$1,085,095
Accrued compensation	748,626	869,657
Accrued expenses and other current liabilities	2,055,952	1,349,381
Income taxes payable	2,016,132	579,786
Customer deposits	3,022,818	4,064,268

Total current liabilities	8,954,744	7,948,187

Total liabilities	8,954,744	7,948,187

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued 3,664,070 and 3,873,731 outstanding, respectively	536,491	536,491
Additional paid in capital	10,687,662	10,670,848
Retained earnings	55,298,750	50,352,546
Accumulated other comprehensive income	389,164	390,407
Less treasury stock at cost, 1,700,837 shares in 2019 and 1,491,176 shares in 2018	(17,445,752)	(12,883,791)

Total stockholders’ equity	49,466,315	49,066,501

Total liabilities and stockholders’ equity	$58,421,059	$57,014,688

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Comprehensive Income

For the years ended November 2, 2019 and November 3, 2018

	Year Ended
	November 2, 2019	November 3, 2018
Net sales	$46,347,931	$41,878,186
Cost of goods sold	(32,694,931)	(31,198,159)

Gross profit	13,653,000	10,680,027
Selling, general and administrative expenses	(5,352,319)	(4,957,201)

Operating income	8,300,681	5,722,826

Other income:
Interest income	556,142	362,121
Undistributed earnings in joint venture—Majestic 21	78,107	100,137
Proceeds received under escrow arrangement	379,104	172,911
Gain on sale of investment in retirement community	1,510,000	—
Gain on sale of assets	880,129	203,512
Miscellaneous	75,366	43,955

Total other income	3,478,848	882,636

Income before provision for income taxes	11,779,529	6,605,462
Income tax expense	(2,969,109)	(1,641,830)

Net income	8,810,420	4,963,632
Other comprehensive loss
Unrealized investment loss, net of tax effect	(1,243)	(21,826)

Comprehensive income	$8,809,177	$4,941,806

Weighted average number of shares outstanding:
Basic	3,803,400	3,912,188
Diluted	3,804,673	3,914,312
Net income per share:
Basic	$2.32	$1.27
Diluted	$2.32	$1.27

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended November 2, 2019 and November 3, 2018

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 4, 2017	3,997,569	$536,491	$10,669,231	$46,167,528	$412,233	$(10,371,186)	$47,414,297
Cash dividend	—	—	—	(778,614)	—	—	(778,614)
Purchase of treasury stock	(123,838)	—	—	—	—	(2,512,605)	(2,512,605)
Stock-based compensation	—	—	1,617	—	—	—	1,617
Unrealized investment loss, net of tax effect	—	—	—	—	(21,826)	—	(21,826)
Net income	—	—	—	4,963,632	—	—	4,963,632

Balance at November 3, 2018	3,873,731	$536,491	$10,670,848	$50,352,546	$390,407	$(12,883,791)	$49,066,501
Cash dividend	—	—	—	(3,864,216)	—	—	(3,864,216)
Purchase of treasury stock	(212,396)	—	—	—	—	(4,585,861)	(4,585,861)
Stock-based compensation	485	—	16,814	—	—	4,190	21,004
Unrealized investment loss, net of tax effect	—	—	—	—	(1,243)	—	(1,243)
Exercise of employee stock options	2,250	—	—	—	—	19,710	19,710
Net income	—	—	—	8,810,420	—	—	8,810,420

Balance at November 2, 2019	3,664,070	$536,491	$10,687,662	$55,298,750	$389,164	$(17,445,752)	$49,466,315

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended November 2, 2019 and November 3, 2018

	Year Ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net income	$8,810,420	$4,963,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	163,077	148,204
Deferred income taxes	(25,008)	(437,540)
Undistributed earnings in joint venture—Majestic 21	(78,107)	(100,137)
Gain on sale of investment in retirement community	(1,510,000)	—
Gain on property held for sale	(864,887)	(203,512)
Gain on disposal of property, plant and equipment	(15,242)	—
Inventory impairment	—	105,000
Stock-based compensation	21,004	1,617
Decrease (increase) in:
Accounts receivable—trade	431,235	1,151,227
Inventories	(3,346,228)	235,131
Pre-owned homes	267,600	445,390
Prepaid expenses and other current assets	(127,610)	(269,928)
Interest receivable	(73,517)	(34,093)
(Decrease) increase in:
Accounts payable	26,121	235,313
Accrued compensation	(121,031)	244,668
Accrued expenses and other current liabilities	706,572	221,984
Income taxes payable	1,436,346	319,370
Customer deposits	(1,041,450)	1,267,441

Net cash provided by operating activities	4,659,295	8,293,767

Cash flows from investing activities:
Purchase of property, plant and equipment	(447,413)	(606,999)
Purchase of certificates of deposit	(4,080,058)	(6,000,000)
Proceeds from property held for resale	1,078,324	589,530
Proceeds from sale of investment in retirement community	1,510,000	—
Collections on note receivable	—	1,530,000
Collections on interest receivable	34,093	101,301
Collections on mortgage notes receivable	2,022	1,726
Collections on equipment and other notes receivable	62,977	36,828
Issuance of equipment and other notes receivable	(39,768)	(25,451)
Increase in cash surrender value of life insurance	(180,001)	(175,126)

Net cash used in investing activities	(2,059,824)	(4,548,191)

Cash flows from financing activities:
Payment of cash dividend	(3,864,216)	(778,614)
Proceeds from exercise of employee stock options	19,710	—
Purchase of treasury stock	(4,585,861)	(2,512,605)

Net cash used in financing activities	(8,430,367)	(3,291,219)

(Decrease) Increase in cash and cash equivalents	(5,830,896)	454,357
Cash and cash equivalents at beginning of year	28,364,861	27,910,504

Cash and cash equivalents at end of year	$22,533,965	$28,364,861

Supplemental disclosure of cash flow information:
Income taxes paid	$1,550,000	$1,760,000

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1 Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”), and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and licensed mortgage loan originator and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. At November 2, 2019 Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda. In December 2017 Prestige executed a lease to open an eleventh retail sales center in north Florida and has not yet opened the retail sales center due to difficulty in hiring staff for the sales center.

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 2, 2019 (fiscal year 2019) and the year ended November 3, 2018 (fiscal year 2018) each consisted of a fifty-two week period.

Reclassification - Certain amounts in the fiscal year 2018 consolidated financial statements have been reclassified to conform to the current year presentation.

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

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 2, 2019 or November 3, 2018.

Sales of homes to affiliated entities that are subject to contingent payment terms are considered inventory consignment arrangements. Revenue from such arrangements is recognized when the homes are sold to the end users and payment is collected by the affiliated entity.

See Note 4 “Related Party Transactions”.

Notes to Consolidated Financial Statements

Revenues by Products and Services – Revenues by net sales from manufactured housing, pre-owned homes, and insurance agent commissions for the years ended November 2, 2019 and November 3, 2018 are as follows:

	2019	2018
Manufactured housing	$45,583,022	$40,708,950
Pre-owned homes	492,543	895,489
Insurance agent commissions	272,366	273,747

Total net sales	$46,347,931	$41,878,186

Cash and Cash Equivalents – The Company considers all money market accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Certificates of Deposit – Certificates of deposits are recorded at cost plus accrued interest and have maturities of twelve months or less.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At November 2, 2019 or November 3, 2018, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

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

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s consolidated balance sheets. Consigned inventory was $1,540,949 and $1,140,982 as of November 2, 2019 and November 3, 2018, respectively.

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

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity, 21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact Majestic 21 economic performance therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 810, “Consolidations” (ASC 810). Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture. Based on management’s evaluation, there was no impairment of this investment at November 2, 2019 or November 3, 2018.

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

See Note 15 “Commitments and Contingent Liabilities”.

Other Investments - On October 30, 2019, the Company sold its 31.3% investment interest in Walden Woods South to certain related parties and existing owners, including the Company’s Executive Vice President, who purchased the majority of the 31.3% interest. The transaction value was based on a 3rd party appraisal, and the Company received $1,510,000 in cash. The Company’s investment historically was accounted for under the equity method, which was suspended when the carrying amount was reduced to $nil due to continued losses.

See Note 4 “Related Party Transactions”.

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

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2019 and 2018 are as follows:

	2019	2018
Beginning accrued warranty expense	$125,000	$125,000
Less: reduction for payments	(413,734)	(392,479)
Plus: additions to accrual	413,734	392,479

Ending accrued warranty expense	$125,000	$125,000

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

Rebate Program – The Company has a rebate program for some dealers based upon the number and type of home purchased, which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. There were no rebates earned by dealers during fiscal years 2019 and 2018.

Advertising – Advertising for Prestige retail sales centers consists primarily of internet, newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $140,520 and $169,000 for fiscal years 2019 and 2018, respectively.

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

Major Customers – Sales to one publicly traded REIT (Real Estate Investment Trust), which owns multiple retirement communities in our market area accounted for $1,308,500 or 2% of our total net sales in fiscal year 2019 and $2,097,200 or 5% of our total net sales in fiscal year 2018. Three other companies which own multiple retirement communities in our market area accounted for $2,629,605 or 6% of our total net sales in fiscal year 2019 and $4,026,060 or 10% of our total net sales in fiscal year 2018. Accounts receivable due from these customers were $685,671 or 51% and $864,410 or 48% at November 2, 2019 and November 3, 2018, respectively.

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

The impact of the Company’s initial adoption of ASU 2014-09 using the modified retrospective method did not have a material impact on its consolidated financial statements and disclosures.

NOTE 2 Investments

The following is a summary of short-term investments (available for sale):

	November 2, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$353,353	$—	$521,283

Notes to Consolidated Financial Statements

	November 3, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$369,837	$—	$537,767

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

•

Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The following table represents the Company’s financial assets and liabilities which are carried at fair value at November 2, 2019 and November 3, 2018.

	November 2, 2019
	Level 1	Level 2	Level 3
Equity securities in a public company	$521,283	$—	$—

	November 3, 2018
	Level 1	Level 2	Level 3
Equity securities in a public company	$537,767	$—	$—

NOTE 4 Related Party Transactions

Affiliated Entities

TLT, Inc. – Our President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). Our President owns between a 24.75% and a 49.5% direct and indirect interest in each of these limited partnerships. Our Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2019 and 2018.

Walden Woods South - On October 30, 2019, the Company sold its 31.3% investment interest in Walden Woods South LLC, which owns the Walden Woods South retirement community, to certain related parties and existing owners. Prior to the sale, the Company’s President directly owned 59.43% of Walden Woods South LLC. After the sale, the Company’s President and Executive Vice President directly own 59.43% and 23.04%, respectively, of Walden Woods South LLC.

Notes to Consolidated Financial Statements

Repurchase of Common Stock – In June 2019, the Company repurchased 100,000 shares of common stock from our President at $21.95 per share.

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

We received no distributions from the joint venture in fiscal year 2019 or 2018.

With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21.

Investment in Retirement Community Limited Partnerships – On October 30, 2019, the Company sold its 31.3% investment interest in Walden Woods South to certain related parties and existing owners, including the Company’s Executive Vice President, who purchased the majority of the 31.3% interest. The transaction value was based on a 3rd party appraisal, and the Company received $1,510,000 in cash. The Company’s investment historically was accounted for under the equity method, which was suspended when the carrying amount was reduced to $nil due to continued losses.

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

Notes to Consolidated Financial Statements

A breakdown of the elements of inventory at November 2, 2019 and November 3, 2018 is as follows:

	November 2, 2019	November 3, 2018
Raw materials	$941,206	$904,399
Work-in-process	125,371	113,220
Inventory consigned to affiliated entities	1,540,949	1,140,982
Finished homes	7,888,879	4,998,004
Model home furniture	120,372	113,946

Inventories	$10,616,778	$7,270,550

Pre-owned homes *	$1,311,626	$1,956,265
Inventory impairment reserve **	(172,395)	(549,434)

	1,139,231	1,406,831
Less homes expected to sell in 12 months	(331,103)	(933,640)

Pre-owned homes, long-term	$808,128	$473,191

*	The following table summarizes a breakdown of pre-owned homes inventory for fiscal years 2019 and 2018:

	Buy Back	Repossessions	Trade-Ins	Total
Balance at November 4, 2017	1,412,902	1,263,927	60,117	2,736,946
Additions	—	498,831	95,428	594,259
Sales	(697,154)	(607,115)	(70,671)	(1,374,940)

Balance at November 3, 2018	715,748	1,155,643	84,874	1,956,265
Additions	—	253,600	18,860	272,460
Sales	(573,353)	(316,496)	(27,250)	(917,099)

Balance at November 2, 2019	$142,395	$1,092,747	$76,484	$1,311,626

**	An analysis of the pre-owned home inventory impairment reserve at November 2, 2019 and November 3, 2018 is as follows:

	November 2, 2019	November 3, 2018
Balance at beginning of year	$549,434	$779,725
Less: Reductions for homes sold	(207,180)	(253,314)
Inventory holding costs	(36,232)	(81,977)
Additions (reduction) to impairment reserve	(133,627)	105,000

Balance at end of year	$172,395	$549,434

NOTE 7 Property Held for Sale

On June 28, 2019 the Company sold its former Pace retail sales center property located in Pace, Florida for total net proceeds of $1,078,325 and was included on the balance sheet in property held for sale (non-current asset) for $213,437.

In April 2018, Nobility sold its Belleview facility that had been vacant since June 2015 for $635,000.

Notes to Consolidated Financial Statements

NOTE 8 Property, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	November 2, 2019	November 3, 2018
Land	—	$3,092,463	$3,092,463
Land improvements	10-20	908,439	743,956
Buildings and improvements	15-40	2,461,040	2,449,095
Machinery and equipment	3-10	932,040	904,312
Furniture and fixtures	3-10	294,113	277,386
Construction in progress	—	181,765	—

		7,869,860	7,479,947
Less accumulated depreciation		(2,864,216)	(2,716,381)

		$5,005,644	$4,763,566

Depreciation expense during the years ended November 2, 2019 and November 3, 2018 totaled $163,097 and $148,204, respectively.

NOTE 9 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	November 2, 2019	November 3, 2018
Accrued warranty expense	$125,000	$125,000
Accrued property and sales taxes	398,877	450,742
Other accrued expenses	1,532,090	773,639

Total accrued expenses and other current liabilities	$2,055,967	$1,349,381

NOTE 10 Proceeds Received Under Escrow Arrangement

The Company received $379,104 in fiscal year 2019 and $172,911 in fiscal year 2018 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company when received, which has been the Company’s past practice.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not reflect any amounts for interest and penalties in its 2019 or 2018 statements of operations, nor are any amounts accrued for interest and penalties at November 2, 2019 and November 3, 2018.

Notes to Consolidated Financial Statements

The provision for income taxes for the years ended consists of the following:

	November 2, 2019	November 3, 2018
Current tax expense:
Federal	$2,338,619	$1,681,641
State	655,498	403,874

		2,085,515
Deferred tax (benefit)	(25,007)	(443,685)

Provision for income taxes	$2,969,109	$1,641,830

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	November 2, 2019	November 3, 2018
Provision—federal statutory tax rate	$2,473,701	$1,541,697
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	511,821	278,507
Permanent differences:
Stock option expirations	160	(178)
Decrease in federal tax rate	—	(171,248)
Other comprehensive income	(3,462)	86,882
Other	(13,112)	(93,830)

Income tax expense	$2,969,109	$1,641,830

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	November 2, 2019	November 3, 2018
Deferred tax assets:
Allowance for doubtful accounts	$58,773	$58,773
Inventories	48,360	158,598
Accrued expenses	158,171	144,814
Other Assets	55,903	—
Stock-based compensation	2,072	1,312

Total deferred tax assets	323,279	363,497
Deferred tax liabilities:
Depreciation	(78,553)	(39,490)
Carrying value of investments	(90,168)	(221,600)
Amortization	(39,611)	(39,611)
Prepaid expenses	(34,542)	(22,640)

Net deferred tax assets (liabilities)	$80,405	$40,156

Notes to Consolidated Financial Statements

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	November 2, 2019	November 3, 2018
Current assets (liabilities):
Deferred tax assets	$—	$—
Deferred tax liabilities	—	—
Net current deferred tax assets	—	—
Non-current assets (liabilities):
Deferred tax assets	323,279	363,498
Deferred tax liabilities	(242,874)	(323,342)
Net non-current deferred tax (liabilities)	80,405	40,156

Net deferred tax assets (liabilities)	$80,405	$40,156

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For fiscal years 2019 and 2018, the Company determined that a valuation reserve for the Company’s deferred tax assets was not considered necessary as the deferred tax assets were fully realizable.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction took effect on January 1, 2018.

NOTE 12 Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 212,396 and 123,838 shares of its common stock during fiscal years 2019 and 2018, respectively.

NOTE 13 Stock Option Plan

In June 2011, the Company’s Board of Directors adopted and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee directors. A total of 300,000 shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. At November 2, 2019, 297,250 options were available for future grant under the plan and 2,750 options were outstanding.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2019 and 2018, the Company recognized compensation cost related to the vesting of stock options of approximately $21,000 and $1,600 respectively.

Notes to Consolidated Financial Statements

A summary of information with respect to options granted is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at November 4, 2017	5,000	$12.10	$12.10

Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—

Outstanding at November 3, 2018	5,000	$12.10	$12.10

Granted	—	—	—
Exercised	2,250	12.10	12.10
Canceled	—	—	—

Outstanding at November 2, 2019	2,750	$12.10	$12.10	$34,788

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2019 and the exercise price times the number of shares, that would have been received by the option holder had the option holder exercised their options on November 2, 2019.

The following table summarizes information about the outstanding stock options at November 2, 2019:

Options Outstanding				Options Exercisable
Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 12.10	2,750	2	$12.10	2,750	$12.10

	2,750	2	$12.10	2,750	$12.10

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

NOTE 14 Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution, up to a maximum of 6% of an employee’s compensation. The contribution expense charged to operations amounted to approximately $170,000 and $88,000 in fiscal years 2019 and 2018, respectively.

NOTE 15 Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through December 2020. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. Total rent expense for operating leases, including those with terms of less than one year, amounted to $162,929 and $161,105 in fiscal year 2019 and 2018, respectively.

Notes to Consolidated Financial Statements

Future minimum payments by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year, as of November 2, 2019 are as follows for the fiscal years ending:

2020	49,944
2021	3,000

Total minimum payments required	$52,944

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 2, 2019 based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2020 annual meeting of shareholders.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (80)	Chairman of the Board and President of Nobility since 1967; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (56)	Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Jean Etheredge (74)	Secretary since 1967.

Lynn J. Cramer, Jr. (74)	Treasurer since 1980.

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

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2020 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2020 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2020 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2020 annual meeting of shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedules

Report of Daszkal Bolton LLP

Consolidated Balance Sheets at November 2, 2019 and November 3, 2018

Consolidated Statements of Comprehensive Income for the Years Ended November 2, 2019 and November 3, 2018

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 2, 2019 and November 3, 2018

Consolidated Statements of Cash Flows for the Years Ended November 2, 2019 and November 3, 2018

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

(g)	Term Note dated May 20, 2009 in favor of Clayton Bank & Trust (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(h)	Assignment of Membership Interest by and among Nobility Homes, Inc. and Thomas W. Trexler dated as of October 21, 2019.

21.1	Subsidiaries of Nobility.

23.1	Consent of Daszkal Bolton LLP

31.(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(b)	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.	Interactive data filing formatted in XBRL.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: January 31, 2020	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive Officer)

DATE: January 31, 2020	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: January 31, 2020	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 31, 2020	By: /s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: January 31, 2020	By: /s/ Arthur L. Havener
Arthur L. Havener, Director

DATE: January 31, 2020	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: January 31, 2020	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director