Form 10-Q
period 2020-02-01
NOBILITY HOMES INC
filed 2020-03-16
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended February 1, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on March 16, 2020
Common Stock	3,630,970

NOBILITY HOMES, INC.

INDEX

		Page Number

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of February 1, 2020 (Unaudited) and November 2, 2019	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended February 1, 2020 (Unaudited) and February 2, 2019 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended February 1, 2020 (Unaudited) and February 2, 2019 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended February 2, 2020 (Unaudited) and February 2, 2019 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	15

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	16

Signatures		17

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	February 1, 2020	November 2, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,286,564	$22,533,965
Certificates of Deposit	10,170,819	10,153,575
Short-term investments	510,573	521,283
Accounts receivable—trade	1,834,486	1,351,838
Note receivable	78,432	83,231
Mortgage notes receivable	18,323	17,896
Inventories	10,651,669	10,616,778
Pre-owned homes, net	240,178	331,103
Prepaid expenses and other current assets	1,215,313	1,217,762

Total current assets	44,006,357	46,827,431
Property, plant and equipment, net	5,198,840	5,005,644
Pre-owned homes, net	1,170,048	808,128
Note receivable, less current portion	32,316	43,769
Mortgage notes receivable, less current portion	231,025	232,148
Other investments	1,669,145	1,649,273
Deferred income taxes	53,528	80,405
Operating lease right of use assets	740,505	—
Cash surrender value of life insurance	3,665,974	3,617,974
Other assets	156,287	156,287

Total assets	$56,924,025	$58,421,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$572,805	$1,111,216
Accrued compensation	456,862	748,626
Accrued expenses and other current liabilities	1,725,044	2,055,952
Income taxes payable	407,918	2,016,132
Operating lease obligation	16,269	—
Customer deposits	2,493,345	3,022,818

Total current liabilities	5,672,243	8,954,744

Operating lease obligation less, current portion	794,612	—

Total liabilities	6,466,855	8,954,744

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,649,670 and 3,664,070 outstanding, respectively	536,491	536,491
Additional paid in capital	10,688,568	10,687,662
Retained earnings	57,023,463	55,298,750
Accumulated other comprehensive income	—	389,164
Less treasury stock at cost, 1,715,237 shares in 2020 and 1,700,837 shares in 2019	(17,791,352)	(17,445,752)

Total stockholders’ equity	50,451,170	49,466,315

Total liabilities and stockholders’ equity	$56,924,025	$58,421,059

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	February 1, 2020	February 2, 2019
Net sales	$9,443,852	$11,039,774
Cost of sales	(6,554,003)	(8,070,771)

Gross profit	2,889,849	2,969,003
Selling, general and administrative expenses	(1,256,144)	(1,197,172)

Operating income	1,633,705	1,771,831

Other income:
Interest income	101,883	152,443
Undistributed earnings in joint venture - Majestic 21	19,872	19,524
Proceeds received under escrow arrangement	83,109	104,488
Miscellaneous	7,152	8,918

Total other income	212,016	285,373

Income before provision for income taxes	1,845,721	2,057,204
Income tax expense	(445,580)	(521,398)

Net income	1,400,141	1,535,806
Other comprehensive income (loss)
Unrealized investment loss, net of tax effect	—	(16,540)

Comprehensive income	$1,400,141	$1,519,266

Weighted average number of shares outstanding:
Basic	3,659,241	3,873,864
Diluted	3,660,638	3,876,085
Net income per share:
Basic	$0.38	$0.40
Diluted	$0.38	$0.40

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended February 1, 2020 and February 2, 2019

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 2, 2019	3,664,070	$536,491	$10,687,662	$55,298,750	$389,164	$(17,445,752)	$49,466,315
Adoption of ASU 2016-01	—	—	—	389,164	(389,164)	—	—
Adoption of ASU 2016-02	—	—	—	(64,591)	—	—	(64,591)

Balance at November 2, 2019, as adjusted	3,664,070	536,491	10,687,662	55,623,323	—	(17,445,752)	49,401,724
Purchase of treasury stock	(14,400)	—	—	—	—	(345,600)	(345,600)
Stock-based compensation	—	—	906	—	—	—	906
Net income	—	—	—	1,400,141	—	—	1,400,141

Balance at February 1, 2020	3,649,670	$536,491	$10,688,568	$57,023,464	$—	$(17,791,352)	$50,457,171

Balance at November 3, 2018	3,873,731	$536,491	$10,670,848	$50,352,546	$390,407	$(12,883,791)	$49,066,501
Stock-based compensation	—	—	750	—	—	—	750
Unrealized investment loss, net of tax effect	—	—	—	—	(16,540)	—	(16,540)
Net income	—	—	—	1,535,806	—	—	1,535,806

Balance at February 2, 2019	3,873,731	$536,491	$10,671,598	$51,888,351	$373,867	$(12,883,791)	$50,586,516

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 1, 2020	February 2, 2019
Cash flows from operating activities:
Net income	$1,400,141	$1,535,806
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	39,453	34,578
Undistributed earnings in joint venture—Majestic 21	(19,872)	(19,524)
Stock-based compensation	906	750
Amortization of operating lease right of use assets	20,288	—
(Increase) decrease in:
Accounts receivable	(482,648)	(120,485)
Inventories	(34,891)	(772,809)
Pre-owned homes	(270,995)	115,964
Prepaid expenses and other current assets	2,449	(244,641)
Deferred income taxes	26,877	—
Interest receivable	(48,242)	(33,549)
(Decrease) increase in:
Accounts payable	(538,411)	(47,081)
Accrued compensation	(291,764)	(364,839)
Accrued expenses and other current liabilities	(330,909)	46,496
Income taxes payable	(1,608,214)	(58,602)
Customer deposits	(529,473)	(194,443)

Net cash used in operating activities	(2,665,305)	(122,379)

Cash flows from investing activities:
Purchase of property, plant and equipment	(232,649)	(190,209)
Purchase of certificates of deposit	(20,000)	—
Collections on interest receivable	50,998	—
Collections on mortgage notes receivable	696	532
Collections on equipment and other notes receivable	16,252	10,839
Decrease in fair market value of equity investments	10,710	—
Increase in cash surrender value of life insurance	(48,000)	(45,000)

Net cash used in investing activities	(221,993)	(223,838)

Cash flows from financing activities:
Purchase of treasury stock	(345,600)	—
Reduction of operating lease obligation	(14,503)	—

Net cash used in financing activities	(360,103)	—

Decrease in cash and cash equivalents	(3,247,401)	(346,217)
Cash and cash equivalents at beginning of year	22,533,965	28,364,861

Cash and cash equivalents at end of quarter	19,286,564	28,018,644

Supplemental disclosure of cash flows information:
Income taxes paid	$2,020,000	$580,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three months ended February 1, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended February 1, 2020 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2019.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases” (ASU 2016-02). The core principle of ASU 2016-02 is that lessees should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. Lessees shall classify all leases as finance or operating leases. This new accounting guidance was effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02, which resulted in the recognition of the right-of-use assets and related obligations on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The Company adopted ASU 2016-01 in the current period, resulting in recognition changes in the fair value of equity investment in earnings.

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

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s condensed consolidated balance sheets. Consigned inventory was $1,782,231 and $1,540,949 as of February 1, 2020 and November 2, 2019, respectively.

Pre-owned homes are also taken as trade-ins on new home sales (Trade-in Inventory). This inventory is recorded at estimated actual wholesale value, which is generally lower than market value, determined on the specific identification method, plus refurbishment costs incurred to date to bring the inventory to a more saleable state. The Trade-in Inventory amount is reduced where necessary on a unit specific basis by a valuation reserve which management believes results in inventory being valued at market.

Other inventory costs are determined on a first-in, first-out basis. A breakdown of the elements of inventory is as follows:

	February 1,	November 2,
	2020	2019
Raw materials	$1,006,015	$941,206
Work-in-process	116,190	125,371
Inventory consigned to affiliated entities	1,782,231	1,540,949
Finished homes	7,587,357	7,888,879
Model home furniture	159,876	120,372

Inventories	$10,651,669	$10,616,777

Pre-owned homes	$1,580,044	$1,311,626
Inventory impairment reserve	(169,818)	(172,395)

	1,410,226	1,139,231
Less homes expected to sell in 12 months	(240,178)	(331,103)

Pre-owned homes, long-term	$1,170,048	$808,128

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	February 1, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$342,643	$—	$510,573

	November 2, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$353,353	$—	$521,283

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	February 1, 2020
	Level 1	Level 2	Level 3
Equity securities in a public company	$510,573	$—	$—

	November 2, 2019
	Level 1	Level 2	Level 3
Equity securities in a public company	$521,283	$—	$—

Note 5	Net Income per Share

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

Note 6	Revenues by Products and Service

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

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended
	February 1,	February 2,
	2020	2019
Manufactured housing
Homes sold through Company owned sales centers	$6,758,531	$8,436,957
Homes sold to independent dealers	2,153,322	2,026,556
Homes sold through manfuactured home parks	359,742	293,920

	$9,271,595	$10,757,433
Pre-owned homes	105,509	222,114
Insurance agent commissions	66,748	60,227

Total net sales	$9,443,852	$11,039,774

Note 7 Operating Leases

The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through December 2020. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options.

On November 3, 2019, the Company adopted ASC Topic 842 using the modified retrospective method applied to leases that were in place as of November 3, 2019. Results for reporting periods beginning after November 3, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which allows for the historical lease classification to be carried forward, the Company’s assessments on whether a contract is or contains a lease, and the Company’s initial direct costs for any leases that exist prior to adoption of the new standard. The Company also elected the short-term lease recognition exemption for all leases that qualify.

To determine the present value of minimum future lease payments for operating leases at November 3, 2019, the Company was required to estimate a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the “incremental borrowing rate” or “IBR”). The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used mortgage interest rates for similar terms.

Right of use assets are included as a non-current asset in the amount of $740,505, net of amortization in the unaudited condensed consolidated Balance Sheet as of February 1, 2020.

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease. Individual components of the total lease cost incurred by the Company totaled $49,904 during the three months ended February 1, 2020.

The amount of future minimum lease payments under operating are as follows:

Operating Lease
Undiscounted future minimum lease payments:
2020 (9 Months Remaining)	43,897
2021	63,117
2022	68,401
2023	74,322
2024	80,955
Thereafter	543,361

Total	874,053

Amount representing imputed interest	(63,173)

Total operating lease liability	810,880

Current portion of operating lease liability	(16,269)

Operating lease liability, non-current	794,611

Note 8 Subsequent Events

The Company repurchased 18,700 shares of its common stock on February 10, 2020 at a price per share of $25.50.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the first quarter of 2020 were $9,443,852 compared to $11,039,774 in the first quarter of 2019. The Company reported net income of $1,400,041 in the first quarter of 2020, compared to a net income of $1,535,806 during the first quarter of 2019.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended
	February 1,	February 2,
	2020	2019
New homes sold through Company owned sales centers	72	101
Pre-owned homes sold through Company owned sales centers:
Buy Back	0	2
Repossessions	2	3
Trade-Ins	0	1
Homes sold to independent dealers	56	42
Total new factory built homes produced	123	153
Average new manufactured home price—retail	$95,390	$78,766
Average new manufactured home price—wholesale	$44,584	$44,157
As a percent of net sales:
Gross profit from the Company owned retail sales centers	20%	19%
Gross profit from the manufacturing facilities—including intercompany sales	25%	18%

The demand for affordable manufactured housing in Florida continues to be good. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2019 through January 2020 were down approximately 12% from the same period last year. Constrained consumer credit and the lack of lenders in our industry, partly as a result of an increase in government regulations, still affects our results by limiting many affordable manufactured housing buyers from purchasing homes. However, legislation may help improve this situation in the future.

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

On June 5, 2019 the Company celebrated its 52nd anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the first quarter of 2020 were $66,748 compared to $60,227 in the first quarter of 2019. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at February 1, 2020 and November 2, 2019.

Gross profit as a percentage of net sales was 31% in first quarter of 2020 compared to 27% in the first quarter of 2019. The gross profit in first quarter of 2020 was $2,889,849 compared to $2,969,003 in the first quarter of 2019. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit as a percentage of net sales is primarily due to the average increase in the average retail home price and the decrease in the material cost of each home manufactured.

Selling, general and administrative expense as a percent of net sales was 13% in first quarter of 2020 compared to 11% for the first quarter of 2019. Selling, general and administrative expenses in first quarter of 2020 were $1,256,144 compared to $1,197,172 in the first quarter of 2019. The increase in expenses resulted primarily from an increase in compensation expenses directly related to our increased sales.

We earned interest of $101,883 in the first quarter of 2020 compared to $152,443 in the first quarter of 2019. The decrease is primarily due to the decline in the investment rates and the decrease in the monies invested.

Our earnings from Majestic 21 in the first quarter of 2020 were $19,872 compared to $19,524 for the first quarter of 2019. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

We received $83,109 in the first quarter of 2020 compared to $104,488 in the first quarter of 2019 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relates to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received.

The Company realized pre-tax income of $1,845,721 in first quarter of 2020 compared to a pre-tax income of $2,057,204 in first quarter 2019.

The Company recorded an income tax expense of $455,580 in first quarter of 2020 compared to $521,398 in first quarter of 2019.

We reported net income of $1,400,141 for the first quarter of 2020 or $0.38 per share, compared to $1,535,806 or $0.40 per share, for the first quarter of 2019.

Liquidity and Capital Resources

Cash and cash equivalents were $19,286,564 at February 1, 2020 compared to $22,533,965 at November 2, 2019. Certificates of deposit were $10,170,819 at February 1, 2020 compared to $10,153,575 at November 2, 2019. Short-term investments were $510,573 at February 1, 2020 compared to $521,283 at November 2, 2019. Working capital was $38,334,114 at February 1, 2020 as compared to $37,872,687 at November 2, 2019. We own the entire inventory for our Prestige retail sales centers, which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $3.7 million of cash surrender value of life insurance which we could access as an additional source of liquidity though we have not currently viewed this to be necessary. As of February 1, 2020, the Company continued to report a strong balance sheet which included total assets of approximately $57 million and stockholders’ equity of approximately $50 million.

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

Forward-Looking Statements

Certain statements in this report are unaudited or forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the amounts and expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the potential negative impact on our business caused by the coronavirus or other health pandemic, competitive pricing pressures at both the wholesale and retail levels, increasing material costs or availability of materials due to potential supply chain interruptions, continued excess retail inventory, increase in repossessions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack and any armed conflict involving the United States and the impact of inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of February 1, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Items 3 through 5.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases by the Company of its common stock during the three months ended February 1, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Maximum number of shares that may yet be purchased under the plans or programs*
Nov 3 – Nov 30, 2019	0	0	0	150,586
Dec 1 – Dec 28, 2019	0	0	0	150,586
Dec 29 – Feb 1, 2020	14,400	$24.00	14,400	136,186

*

On September 2019, the Company’s Board of Directors has authorized management to repurchase up to 200,000 shares of the Company’s common stock each fiscal year in the open market. During the three months ended February 1, 2020 management has repurchased an aggregate of 14,400 shares of common stock and is authorized to purchase up to an additional 136,186 shares.

The Company repurchased 18,700 shares of its common stock on February 10, 2020 at a price per share of $25.50.

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

NOBILITY HOMES, INC.

DATE: March 16, 2020	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: March 16, 2020	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: March 16, 2020	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer