Form 10-Q
period 2020-05-02
NOBILITY HOMES INC
filed 2020-06-15
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on June 15, 2020
Common Stock	3,630,970

NOBILITY HOMES, INC.

INDEX

		Page Number

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of May 2, 2020 (Unaudited) and November 2, 2019	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended May 2, 2020 (Unaudited) and May 4, 2019 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended May 2, 2020 (Unaudited) and May 4, 2019 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended May 2, 2020 (Unaudited) and May 4, 2019 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	15

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	16

Signatures		17

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	May 2, 2020	November 2, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,976,460	$22,533,965
Certificates of Deposit	10,215,997	10,153,575
Short-term investments	333,840	521,283
Accounts receivable - trade	494,236	1,351,838
Note receivable	69,217	83,231
Mortgage notes receivable	18,858	17,896
Inventories	10,572,636	10,616,778
Pre-owned homes, net	188,401	331,103
Prepaid expenses and other current assets	1,073,991	1,217,762

Total current assets	39,943,636	46,827,431
Property, plant and equipment, net	5,175,393	5,005,644
Pre-owned homes, net	1,314,559	808,128
Note receivable, less current portion	23,797	43,769
Mortgage notes receivable, less current portion	229,878	232,148
Other investments	1,689,543	1,649,273
Deferred income taxes	53,528	80,405
Operating lease right of use assets	733,867	—
Cash surrender value of life insurance	3,713,974	3,617,974
Other assets	156,287	156,287

Total assets	$53,034,462	$58,421,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$753,437	$1,111,216
Accrued compensation	521,987	748,626
Accrued expenses and other current liabilities	1,367,116	2,055,952
Income taxes payable	32,182	2,016,132
Operating lease obligation	18,819	—
Customer deposits	1,649,451	3,022,818

Total current liabilities	4,342,992	8,954,744
Operating lease obligation, less current portion	791,209	—

Total liabilities	5,134,201	8,954,744

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,630,970 and 3,664,070 outstanding, respectively	536,491	536,491
Additional paid in capital	10,689,474	10,687,662
Retained earnings	54,942,498	55,298,750
Accumulated other comprehensive income	—	389,164
Less treasury stock at cost, 1,733,937 shares in 2020 and 1,700,837 shares in 2019	(18,268,202)	(17,445,752)

Total stockholders’ equity	47,900,261	49,466,315

Total liabilities and stockholders’ equity	$53,034,462	$58,421,059

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
Net sales	$10,202,502	$12,742,688	$19,646,354	$23,782,462

Cost of sales	(7,065,007)	(9,296,276)	(13,619,010)	(17,367,047)

Gross profit	3,137,495	3,446,412	6,027,344	6,415,415

Selling, general and administrative expenses	(1,222,628)	(1,310,686)	(2,478,772)	(2,507,858)

Operating income	1,914,867	2,135,726	3,548,572	3,907,557

Other income (loss):
Interest income	84,273	145,026	186,156	297,469
Undistributed earnings in joint venture - Majestic 21	20,398	21,231	40,270	40,755
Proceeds received under escrow arrangement	189,285	108,119	272,394	212,607
Market value of equity investment	(176,733)	—	(180,526)	—
Gain on sale of assets	—	15,242	—	15,242
Miscellaneous	8,649	13,962	19,594	22,880

Total other income	125,872	303,580	337,888	588,953

Income before provision for income taxes	2,040,739	2,439,306	3,886,460	4,496,510

Income tax expense	(490,735)	(619,581)	(936,315)	(1,140,979)

Net income	1,550,004	1,819,725	2,950,145	3,355,531
Other comprehensive income
Unrealized investment income, net of tax effect	—	39,172	—	55,712

Comprehensive income	$1,550,004	$1,858,897	$2,950,145	$3,411,243

Weighted average number of shares outstanding:
Basic	3,632,614	3,865,588	3,646,000	3,869,726
Diluted	3,633,933	3,867,802	3,647,329	3,871,943
Net income per share:
Basic	$0.43	$0.47	$0.81	$0.87
Diluted	$0.43	$0.47	$0.81	$0.87

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended May 2, 2020 and May 4, 2019

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 2, 2019	3,664,070	$536,491	$10,687,662	$55,298,750	$389,164	$(17,445,752)	$49,466,315
Adoption of ASU 2016-01				389,164	(389,164)		—
Adoption of ASU 2016-02				(64,591)			(64,591)

Balance at November 2, 2019 as adjusted	3,664,070	536,491	10,687,662	55,623,323	—	(17,445,752)	49,401,724
Purchase of treasury stock	(14,400)	—	—	—	—	(345,600)	(345,600)
Stock-based compensation	—	—	906	—	—	—	906
Net income	—	—	—	1,400,141	—	—	1,400,141

Balance at February 1, 2020	3,649,670	536,491	10,688,568	57,023,464	—	(17,791,352)	50,457,171
Cash dividend				(3,630,970)			(3,630,970)
Purchase of treasury stock	(18,700)					(476,850)	(476,850)
Stock-based compensation			906				906
Net income				1,550,004			1,550,004

Balance at May 4, 2020	3,630,970	$536,491	$10,689,474	$54,942,498	$—	$(18,268,202)	$47,900,261

Balance at November 3, 2018	3,873,731	$536,491	$10,670,848	$50,352,546	$390,407	$(12,883,791)	$49,066,501
Stock-based compensation	—	—	750	—	—	—	750
Unrealized investment loss, net of tax effect	—	—	—	—	(16,540)	—	(16,540)
Net income	—	—	—	1,535,806	—	—	1,535,806

Balance at February 2, 2019	3,873,731	536,491	10,671,598	51,888,351	373,867	(12,883,791)	50,586,516
Cash dividend				(3,864,216)			(3,864,216)
Purchase of treasury stock	(13,703)					(302,115)	(302,115)
Stock-based compensation	485		6,539			4,190	10,729
Unrealized investment loss, net of tax effect					72,252		72,252
Net income				1,819,725			1,819,725

Balance at May 4, 2019	3,860,513	$536,491	$10,678,137	$49,843,861	$446,119	$(13,181,716)	$48,322,893

The accompanying notes are an integral part of these financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities:
Net income	$2,950,145	$3,355,531
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	78,906	74,438
Undistributed earnings in joint venture - Majestic 21	(40,270)	(40,755)
Gain on disposal of property, plant and equipment	—	(15,242)
Stock-based compensation	1,812	11,479
Decrease in fair market value of equity investments	180,526	—
Amortization of operating lease right of use assets	17,840	—
Decrease (increase) in:
Accounts receivable	857,602	(314,091)
Inventories	44,142	(957,202)
Pre-owned homes	(363,729)	127,473
Prepaid expenses and other current assets	143,771	(483,708)
Deferred income taxes	33,794	83,402
Interest receivable	(93,420)	(44,979)
(Decrease) increase in:
Accounts payable	(357,779)	(32,160)
Accrued compensation	(226,639)	(81,470)
Accrued expenses and other current liabilities	(688,836)	404,864
Income taxes payable	(1,983,950)	38,577
Customer deposits	(1,373,367)	(994,829)

Net cash (used in) provided by operating activities	(819,452)	1,131,328

Cash flows from investing activities:
Purchase of property, plant and equipment	(248,655)	(197,259)
Purchase of certificates of deposit	(20,000)	(2,000,000)
Collections on interest receivable	50,998	—
Collections on mortgage notes receivable	1,308	1,038
Collections on equipment and other notes receivable	33,986	22,709
Increase in cash surrender value of life insurance	(96,000)	(90,000)

Net cash used in investing activities	(278,363)	(2,263,512)

Cash flows from financing activities:
Payment of cash dividend	(3,630,970)	(3,864,216)
Purchase of treasury stock	(822,450)	(302,115)
Reduction of operating lease obligation	(6,270)	—

Net cash used in financing activities	(4,459,690)	(4,166,331)

Decrease in cash and cash equivalents	(5,557,505)	(5,298,515)
Cash and cash equivalents at beginning of year	22,533,965	28,364,861

Cash and cash equivalents at end of quarter	$16,976,460	$23,066,346

Supplemental disclosure of cash flows information:
Income taxes paid	$2,965,000	$1,019,000

The accompanying notes are an integral part of these financial statements

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation and Accounting Policies

The accompanying unaudited condensed financial statements for the three and six months ended May 2, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended May 2, 2020 are not necessarily indicative of the results of the full fiscal year.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The Company adopted ASU 2016-01, resulting in recognition changes in the fair value of equity investment in earnings.

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

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s condensed consolidated balance sheets. Consigned inventory was $1,822,948 and $1,540,949 as of May 2, 2020 and November 2, 2019, respectively.

Pre-owned homes are also taken as trade-ins on new home sales (Trade-in Inventory). This inventory is recorded at estimated actual wholesale value, which is generally lower than market value, determined on the specific identification method, plus refurbishment costs incurred to date to bring the inventory to a more saleable state. The Trade-in Inventory amount is reduced where necessary on a unit specific basis by a valuation reserve, which management believes results in inventory being valued at market.

Other inventory costs are determined on a first-in, first-out basis. A breakdown of the elements of inventory is as follows:

	May 2, 2020	November 2, 2019
Raw materials	$1,052,079	$941,206
Work-in-process	112,452	125,371
Inventory consigned to affiliated entities	1,822,948	1,540,949
Finished homes	7,420,475	7,888,879
Model home furniture	164,681	120,372

Inventories	$10,572,636	$10,616,777

Pre-owned homes	$1,672,778	$1,311,626
Inventory impairment reserve	(169,818)	(172,395)

	1,502,960	1,139,231
Less homes expected to sell in 12 months	(188,401)	(331,103)

Pre-owned homes, long-term	$1,314,559	$808,128

Note 3	Short-term Investments

The following is a summary of short-term investments (available for sale):

	May 2, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$165,910	$—	$333,840

	November 2, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$353,353	$—	$521,283

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	May 2, 2020
	Level 1	Level 2	Level 3
Equity securities in a public company	$333,840	$—	$—

	November 2, 2019
	Level 1	Level 2	Level 3
Equity securities in a public company	$521,283	$—	$—

Note 5	Net Income per Share

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

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended		Six Months Ended
	May 2,	May 4,	May 2,	May 4,
	2020	2019	2020	2019
Manufactured housing
Homes sold through Company owned sales centers	$7,863,318	$10,092,761	$14,621,849	$18,529,718
Homes sold to independent dealers	2,108,226	2,317,481	4,261,548	4,344,036
Homes sold through manufactured home parks	105,017	96,732	464,759	390,652

	$10,076,561	$12,506,974	$19,348,156	$23,264,406
Pre-owned homes	53,169	159,080	158,678	381,195
Insurance agent commissions	72,772	76,634	139,520	136,861

Total net sales	$10,202,502	$12,742,688	$19,646,354	$23,782,462

Note 7	Operating Leases

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

Right of use assets are included as a non-current asset in the amount of $733,867, net of amortization in the unaudited condensed consolidated Balance Sheet as of May 2, 2020.

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease. Individual components of the total lease cost incurred by the Company in the amount of $54,285 and $104,189 for the three and six months ended May 2, 2020, respectively.

The amount of future minimum lease payments under operating are as follows:

Operating Lease
Undiscounted future minimum lease payments:
2020 (6 Months Remaining)	$29,394
2021	63,117
2022	68,401
2023	74,322
2024	80,955
Thereafter	543,361

Total	859,551
Amount representing imputed interest	(49,522)

Total operating lease liability	810,028
Current portion of operating lease liability	(18,819)

Operating lease liability, non-current	$791,209

Note 8	Paycheck Protection Program Loan

During the second quarter of 2020, the Company applied for and received funding in the amount of approximately $1,750,000 under the CARES Act and the Paycheck Protection Program (the “PPP”). The Company promptly returned the funds, as management determined that the loan was not necessary to support its ongoing operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the second quarter of 2020 were $10,202,502 compared to $12,742,688 in the second quarter of 2019. Total net sales for the first six months of 2020 were $19,646,354 compared to $23,782,462 for the first six months of 2019. The Company reported net income of $1,550,004 in the second quarter of 2020, compared to a net income of $1,819,725 during the second quarter of 2019. Net income for the first six months of 2020 was $2,950,145 compared to a net income of $3,355,531 for the first six months of 2019. The coronavirus (“COVID-19”) pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. Although we were deemed an essential business and never closed our retail sales centers, these measures likely had a negative impact on customer traffic (and corresponding sales) within our centers and the operations of our business partners. While our manufacturing operations have continued, an outbreak in our manufacturing facility would negatively impact our ability to produce new homes. There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, which could cause disruptions to our business in the future.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Six Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
New homes sold through Company owned sales centers	90	117	162	218
Pre-owned homes sold through Company owned sales centers:
Buy Back	0	0	0	2
Repossessions	1	3	3	6
Trade-Ins	1	0	1	1
Homes sold to independent dealers	52	49	108	91
Total new factory built homes produced	143	176	266	329
Average new manufactured home price - retail	$89,135	$83,306	$91,915	$81,203
Average new manufactured home price - wholesale	$42,985	$44,540	$43,724	$44,362
As a percent of net sales:
Gross profit from the Company owned retail sales centers	20%	17%	20%	17%
Gross profit from the manufacturing facilities - including intercompany sales	22%	20%	24%	20%

The demand for affordable manufactured housing in Florida has been adversely impacted by COVID-19 and actions taken in response thereto. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2019 through April 2020 were down approximately 13% from the same period last year. In addition, the lack of lenders in our industry, partly as a result of an increase in government regulations, still affects our results by limiting many affordable manufactured housing buyers from purchasing homes.

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

On June 5, 2020 the Company celebrated its 53rd anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers for over 30 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2020 were $72,772 compared to $76,634 in the second quarter of 2019. Total insurance agent commission revenues for the first six months of 2020 were $139,520 compared to $136,861 for the first six months of 2019. The increase in insurance agent commissions in the first six months of 2020 were due to more new policies and renewals generated which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at May 2, 2020 and November 2, 2019.

Gross profit as a percentage of net sales was 31% in second quarter and for the first six months of 2020 compared to 27% for the second quarter and the first six months of 2019. The gross profit in the second quarter of 2020 was $3,137,495 compared to $3,446,412 in the second quarter of 2019 and was $6,027,344 for the first six months of 2020 compared to $6,415,415 for the first six months of 2019. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit as a percentage of net sales is primarily due to the increase in the average retail home price and the decrease in the material cost of each home manufactured.

Selling, general and administrative expenses as a percent of net sales was 12% in second quarter of 2020 compared to 10% in the second quarter of 2020 and was 13% for the first six months of 2020 compared to 11% for the first six months of 2019. Selling, general and administrative expenses in second quarter of 2020 was $1,222,628 compared to $1,310,686 in the second quarter of 2019 and was $2,478,772 for the first six months of 2020 compared to $2,507,858 for the first six months of 2019. The dollar decrease in expenses in 2020 resulted from the decrease in variable and accrued compensation expenses which were direct results of decreased sales.

We earned interest income of $84,273 for the second quarter of 2020 compared to $145,026 for the second quarter of 2019. For the first six months of 2020, interest income was $186,156 compared to $297,469 in the first six months of 2019. The decrease is primarily due to the decline in the investment rates and the decrease in the monies invested.

Our earnings from Majestic 21 in the second quarter of 2020 were $20,398 compared to $21,231, for the second quarter of 2019. Our earnings from Majestic 21 for the first six months of 2020 were $40,270 compared to $40,755 for the first six months of 2019. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

We received distributions of $189,285 in the second quarter of 2020 compared to $108,119 in the second quarter of 2019 and $272,394 for the first six months of 2020 compared to $212,607 for the first six months of 2019. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relates to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received.

The Company realized pre-tax income in the second quarter of 2020 of $2,040,739 as compared to $2,439,306 in the second quarter of 2019. The pre-tax income for the first six months of 2020 was $3,886,460 as compared to $4,496,510 in first six months of 2019.

The Company recorded an income tax expense in the amount of $490,735 in the second quarter of 2020 as compared to $619,581 in second quarter 2019. Income tax expense for the six months of 2020 was $936,315 compared to $1,140,979 for the six months of 2019.

We reported net income of $1,550,004 for the second quarter of 2020 or $0.43 per share, compared to $1,819,725 or $0.47 per share, for the second quarter of 2019. For the first six months of 2020 net income was $2,950,145 or $0.81 per share, compared to $3,355,531 or $0.87 per share, in the first six months of 2019.

Liquidity and Capital Resources

Cash and cash equivalents were $16,976,460 at May 2, 2020 compared to $22,533,965 at November 2, 2019. Certificates of deposit were $10,215,997 at May 2, 2020 compared to $10,153,575 at November 2, 2019. Short-term investments were $333,840 at May 2, 2020 compared to $521,283 at November 2, 2019. Working capital was $35,600,644 at May 2, 2020 as compared to $37,872,687 at November 2, 2019. A cash dividend was paid from our cash reserves in March 2020 in the amount of $3,630,970. During the first six months on 2020, the Company repurchased an aggregate of 33,100 shares of its common stock for an aggregate of $822,450. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. We have no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations. We have no debt. We also have approximately $3.7 million of cash surrender value of life insurance which we could access as an additional source of liquidity although we have not currently viewed this to be necessary. As of May 2, 2020, the Company continued to report a strong balance sheet which included total assets of approximately $53 million and stockholders’ equity of approximately $48 million.

Paycheck Protection Program Loan

During the second quarter of 2020, we applied for and received funding in the amount of approximately $1,750,000 under the CARES Act and the Paycheck Protection Program (the “PPP”). We promptly returned the funds, as management determined that the loan was not necessary to support its ongoing operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 2, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Items 3 through 5.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases by the Company of its common stock during the three months ended May 2, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Maximum number of shares that may yet be purchased under the plans or programs*
Feb 2 – Feb 29, 2020	18,700	$25.50	82,514	117,486
Mar 1 – Mar 28, 2020	0	0	0	117,486
Mar 29 – May 2, 2020	0	0	0	117,486

*

On September 2019, the Company’s Board of Directors has authorized management to repurchase up to 200,000 shares of the Company’s common stock each fiscal year in the open market. During the six months ended May 2, 2020 management has repurchased an aggregate of 33,100 shares of common stock and is authorized to purchase up to an additional 117,486 shares.

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

NOBILITY HOMES, INC.

DATE: June 15, 2020	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 15, 2020	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: June 15, 2020	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer