Form 10-Q
period 2020-08-01
NOBILITY HOMES INC
filed 2020-09-14
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ ;    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on September 14, 2020
Common Stock	3,631,196

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	August 1, 2020	November 2, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,911,248	$22,533,965
Certificates of Deposit	8,192,314	10,153,575
Short-term investments	355,315	521,283
Accounts receivable-trade	713,358	1,351,838
Note receivable	49,089	83,231
Mortgage notes receivable	19,742	17,896
Inventories	10,637,620	10,616,778
Pre-owned homes, net	253,060	331,103
Prepaid expenses and other current assets	1,062,244	1,217,762

Total current assets	42,193,990	46,827,431
Property, plant and equipment, net	5,156,732	5,005,644
Pre-owned homes, net	1,271,768	808,128
Note receivable, less current portion	11,693	43,769
Mortgage notes receivable, less current portion	228,706	232,148
Other investments	1,710,398	1,649,273
Deferred income taxes	27,267	80,405
Operating lease right of use assets	727,180	—
Cash surrender value of life insurance	3,761,974	3,617,974
Other assets	156,287	156,287

Total assets	$55,245,995	$58,421,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$653,332	$1,111,216
Accrued compensation	451,891	748,626
Accrued expenses and other current liabilities	1,172,806	2,055,952
Income taxes payable	—	2,016,132
Operating lease obligation	21,381	—
Customer deposits	3,091,885	3,022,818

Total current liabilities	5,391,295	8,954,744
Operating lease obligation, less current portion	787,745	—

Total liabilities	6,179,040	8,954,744

Commitments and contingencies
Stockholders’ equity:

Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,631,196 and 3,664,070 outstanding, respectively	536,491	536,491
Additional paid in capital	10,693,648	10,687,662
Retained earnings	56,102,636	55,298,750
Accumulated other comprehensive income	—	389,164
Less treasury stock at cost, 1,733,711 shares in 2020 and 1,700,837 shares in 2019	(18,265,820)	(17,445,752)

Total stockholders’ equity	49,066,955	49,466,315

Total liabilities and stockholders’ equity	$55,245,995	$58,421,059

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net sales	$8,800,410	$11,785,366	$28,446,764	$35,567,828
Cost of sales	(6,361,500)	(8,139,910)	(19,980,510)	(25,506,957)

Gross profit	2,438,910	3,645,456	8,466,254	10,060,871
Selling, general and administrative expenses	(1,107,850)	(1,352,315)	(3,586,622)	(3,860,173)

Operating income	1,331,060	2,293,141	4,879,632	6,200,698

Other income (loss):
Interest income	53,209	134,526	239,365	431,995
Undistributed earnings in joint venture - Majestic 21	20,855	19,800	61,125	60,555
Proceeds received under escrow arrangement	64,053	76,734	336,447	289,341
Market value of equity investment	21,475	—	(159,051)	—
Gain on sale of assets	32,041	864,887	32,041	880,129
Miscellaneous	12,910	10,834	32,504	33,714

Total other income	204,543	1,106,781	542,431	1,695,734

Income before provision for income taxes	1,535,603	3,399,922	5,422,063	7,896,432
Income tax expense	(375,465)	(856,818)	(1,311,780)	(1,997,797)

Net income	1,160,138	2,543,104	4,110,283	5,898,635
Other comprehensive income (loss)
Unrealized investment income net of tax effect	—	(96,120)	—	(40,408)

Comprehensive income	$1,160,138	$2,446,984	$4,110,283	$5,858,227

Weighted average number of shares outstanding:
Basic	3,631,089	3,807,357	3,641,048	3,848,936
Diluted	3,632,420	3,808,617	3,642,397	3,850,169
Net income per share:
Basic	$0.32	$0.67	$1.13	$1.53
Diluted	$0.32	$0.67	$1.13	$1.53

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended August 1, 2020 and August 3, 2019

(Unaudited)

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive	Treasury
	Stock Shares	Stock	Paid-in-Capital	Earnings	Income	Stock	Total
Balance at November 2, 2019	3,664,070	$536,491	$10,687,662	$55,298,750	$389,164	$(17,445,752)	$49,466,315
Adoption of ASU 2016-01	—	—	—	389,164	(389,164)	—	—
Adoption of ASU 2016-02	—	—	—	(64,591)	—	—	(64,591)
Balance at November 2, 2019	—	—	—	—	—	—	—

as adjusted	3,664,070	536,491	10,687,662	55,623,323	—	(17,445,752)	49,401,724
Purchase of treasury stock	(14,400)	—	—	—	—	(345,600)	(345,600)
Stock-based compensation	—	—	906	—	—	—	906
Net income	—	—	—	1,400,141	—	—	1,400,141

Balance at February 1, 2020	3,649,670	536,491	10,688,568	57,023,464	—	(17,791,352)	50,457,171
Cash dividend	—	—	—	(3,630,970)	—	—	(3,630,970)
Purchase of treasury stock	(18,700)	—	—	—	—	(476,850)	(476,850)
Stock-based compensation	—	—	906	—	—	—	906
Net income	—	—	—	1,550,004	—	—	1,550,004

Balance at May 4, 2020	3,630,970	536,491	10,689,474	54,942,498	—	(18,268,202)	47,900,261
Stock-based compensation	226	—	4,174	—	—	2,382	6,556
Net income	—	—	—	1,160,138	—	—	1,160,138

Balance at August 1, 2020	3,631,196	$536,491	$10,693,648	$56,102,636	$—	$(18,265,820)	$49,066,955

Balance at November 3, 2018	3,873,731	$536,491	$10,670,848	$50,352,546	$390,407	$(12,883,791)	$49,066,501
Stock-based compensation	—	—	750	—	—	—	750
Unrealized investment loss, net of tax effect	—	—	—	—	(16,540)	—	(16,540)
Net income	—	—	—	1,535,806	—	—	1,535,806

Balance at February 2, 2019	3,873,731	536,491	10,671,598	51,888,351	373,867	(12,883,791)	50,586,516
Cash dividend	—	—	—	(3,864,216)			(3,864,216)
Purchase of treasury stock	(13,703)	—	—	—	—	(302,115)	(302,115)
Stock-based compensation	485	—	6,539	—	—	4,190	10,729
Unrealized investment loss, net of tax effect	—	—	—	—	72,252	—	72,252
Net income	—	—	—	1,819,725	—	—	1,819,725

Balance at May 4, 2019	3,860,513	536,491	10,678,137	49,843,861	446,119	(13,181,716)	48,322,893
Purchase of treasury stock	(116,193)	—	—	—	—	(2,551,246)	(2,551,246)
Stock-based compensation	—	—	1,005	—	—	—	1,005
Unrealized investment loss, net of tax effect	—	—	—	—	(96,120)	—	(96,120)
Exercise of employee stock options	2,250	—	7,515	—	—	19,710	27,225
Net income	—	—	—	2,543,103	—	—	2,543,103

Balance at August 3, 2019	3,746,570	$536,491	$10,686,657	$52,386,965	$349,999	$(15,713,252)	$48,246,860

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 1,	August 3,
	2020	2019
Cash flows from operating activities:
Net income	$4,110,283	$5,898,635
Adjustments to reconcile net income to net cash provide by operating activities:
Depreciation	118,179	109,016
Undistributed earnings in joint venture—Majestic 21	(61,125)	(60,555)
Gain on property held for sale	—	(864,887)
Gain on disposal of property, plant and equipment	(32,041)	(15,242)
Decrease in fair market value of equity investments	159,051	—
Stock-based compensation	8,368	19,999
Amortization of operating lease right of use assets	26,862	—
Decrease (increase) in:
Accounts receivable	638,480	(209,985)
Inventories	(20,842)	(1,799,958)
Pre-owned homes	(385,597)	113,697
Prepaid expenses and other current assets	155,518	(148,304)
Deferred income taxes	60,055	167,576
Interest receivable	(130,097)	(84,740)
(Decrease) increase in:
Accounts payable	(457,884)	(151,508)
Accrued compensation	(296,735)	(100,832)
Accrued expenses and other current liabilities	(883,146)	594,271
Income taxes payable	(2,016,132)	272,450
Customer deposits	69,067	(956,413)

Net cash provide by operating activities	1,062,264	2,783,220

Cash flows from investing activities:
Purchase of property, plant and equipment	(270,365)	(288,424)
Purchase of certificates of deposit	(20,000)	(4,000,000)
Proceeds from certicates of deposit	2,024,000	—
Proceeds from property held for sale	—	1,078,325
Proceeds from disposal of property, plant and equipment	33,139	—
Collections on interest receivable	87,358	—
Collections on mortgage notes receivable	1,596	1,502
Collections on equipment and other notes receivable	66,218	40,263
Increase in cash surrender value of life insurance	(144,000)	(135,000)

Net cash provided by (used in) investing activities	1,777,946	(3,303,334)

Cash flows from financing activities:
Payment of cash dividend	(3,630,970)	(3,864,216)
Proceeds from excerise of employee stock option	—	19,710
Purchase of treasury stock	(822,450)	(2,853,361)
Reduction of operating lease obligation	(9,507)	—

Net cash used in financing activities	(4,462,927)	(6,697,867)

Decrease in cash and cash equivalents	(1,622,717)	(7,217,981)
Cash and cash equivalents at beginning of year	22,533,965	28,364,861

Cash and cash equivalents at end of quarter	$20,911,248	$21,146,880

Supplemental disclosure of cash flows information:
Income taxes paid	$3,368,000	$1,550,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed financial statements for the three and nine months ended August 1, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended August 1, 2020 are not necessarily indicative of the results of the full fiscal year.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The Company adopted ASU 2016-01 resulting in recognition changes in the fair value of equity investment in earnings.

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

Other pre-owned homes are acquired (Repossessions Inventory) as a convenience to the Company’s joint venture partner, 21st Mortgage Corporation. This inventory has been repossessed by 21st Mortgage Corporation or through mortgage foreclosure. The Company acquired this inventory at the amount of the uncollected balance of the financing at the time of the foreclosure/repossessions by 21st Mortgage Corporation. The Company records this inventory at cost determined on the specific identification method. All of the refurbishment costs are paid by 21st Mortgage Corporation. This arrangement assists 21st Mortgage Corporation with liquidation of their repossessed inventory. The timing of these repurchases by the Company is unpredictable as it is based on the repossessions 21st Mortgage Corporation incurs in the portfolio. When the home is sold, the Company retains the cost of the home, an interest factor on the cost of the home and a sales commissione, from the sales proceeds. Any additional proceeds are paid to 21st Mortgage. Any shortfall from the proceeds to cover these amounts is paid by 21st Mortgage to the Company. As the Company has no risk of loss on the sale, there is no valuation allowance necessary for this inventory.

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s condensed consolidated balance sheets. Consigned inventory was $1,784,688 and $1,540,949 as of August 1, 2020 and November 2, 2019, respectively.

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

Other inventory costs are determined on a first-in, first-out basis. A breakdown of the elements of inventory is as follows:

	August 1,	November 2,
	2020	2019
Raw materials	$947,610	$941,206
Work-in-process	98,265	125,371
Inventory consigned to affiliated entities	1,784,688	1,540,949
Finished homes	7,632,876	7,888,879
Model home furniture	174,181	120,372

Inventories	$10,637,620	$10,616,777

Pre-owned homes	$1,694,645	$1,311,626
Inventory impairment reserve	(169,817)	(172,395)

	1,524,828	1,139,231
Less homes expected to sell in 12 months	(253,060)	(331,103)

Pre-owned homes, long-term	$1,271,768	$808,128

Note 3 Short-term Investments

The following is a summary of short-term investments (available for sale):

	August 1, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$187,386	$—	$355,316

	November 2, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$353,353	$—	$521,283

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	August 1, 2020
	Level 1	Level 2	Level 3
Equity securities in a public company	$355,316	$—	$—

	November 2, 2019
	Level 1	Level 2	Level 3
Equity securities in a public company	$521,283	$—	$—

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

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Manufactured housing
Homes sold through Company owned sales centers	$6,252,906	$9,807,719	$20,874,755	$28,142,636
Homes sold to independent dealers	1,998,720	1,377,471	6,260,268	5,721,508
Homes sold through manufactured home parks	380,875	513,517	845,634	904,169

	$8,632,501	$11,698,707	$27,980,657	$34,768,313
Pre-owned homes	95,011	14,187	253,689	590,182
Insurance agent commissions	72,898	72,472	212,418	209,333

Total net sales	$8,800,410	$11,785,366	$28,446,764	$35,567,828

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

Right of use assets are included as a non-current asset in the amount of $727,180, net of amortization in the unaudited condensed consolidated Balance Sheet as of August 1, 2020.

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease. Individual components of the total lease cost incurred by the Company in the amount of $49,046 and $153,235 for the three and nine months ended August 1, 2020, respectively.

The amount of future minimum lease payments under operating are as follows:

Operating Lease
Undiscounted future minimum lease payments:
2020 (3 Months Remaining)	$14,892
2021	63,117
2022	68,401
2023	74,322
2024	80,955
Thereafter	543,361

Total	845,048
Amount representing imputed interest	(35,922)

Total operating lease liability	809,126
Current portion of operating lease liability	(21,381)

Operating lease liability, non-current	$787,745

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the third quarter of 2020 were $8,800,410 compared to $11,785,366 in the third quarter of 2019. Total net sales for the first nine months of 2020 were $28,446,764 compared to $35,567,828 for the first nine months of 2019. The Company reported net income of $1,160,138 in the third quarter of 2020, compared to a net income of $2,543,104 during the third quarter of 2019. Net income for the first nine months of 2020 was $4,110,283 compared to a net income of $5,898,635 for the first nine months of 2019. The Company sold its former Pace retail sales center property resulting in a one-time gain of $864,887 during 2019. The coronavirus (“COVID-19”) pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. Although we were deemed an essential business and never closed our manufacturing plant or retail sales centers, these measures had a negative impact on customer traffic (and corresponding sales) within our centers and the operations of our business partners. While our manufacturing operations have continued, an outbreak in our manufacturing facility would adversely impact our ability to produce new homes. There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, which could cause disruptions to our business in the future. Since May of 2020 the Company has experienced unprecedented inflation in forest products, with no immediate relief in sight. The rapid increases have resulted in increases to our material costs. Recently, Hurricane Laura damaged some of the plants that supply the resin used in residential vinyl siding and PVC piping, which is currently threatening our supply chain. The Company is monitoring these problems daily and have adjusted our selling prices accordingly to help offset the higher costs.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
New homes sold through Company owned sales centers	70	111	232	329
Pre-owned homes sold through Company owned sales centers:
Buy Back	0	0	0	2
Repossessions	1	0	4	6
Trade-Ins	2	1	3	2
Homes sold to independent dealers	51	32	159	123
Total new factory built homes produced	127	162	393	491
Average new manufactured home price - retail	$91,017	$85,985	$91,644	$82,816
Average new manufactured home price - wholesale	$44,308	$46,559	$43,913	$45,087
As a percent of net sales:
Gross profit from the Company owned retail sales centers	19%	19%	19%	18%
Gross profit from the manufacturing facilities - including intercompany sales	20%	22%	22%	21%

The demand for affordable manufactured housing in Florida has been adversely impacted by COVID-19 and actions taken in response thereto. According to the Florida Manufactured Housing Association, shipments in Florida for the period from November 2019 through July 2020 were down approximately 16% from the same period last year. In addition, the lack of lenders in our industry, partly as a result of an increase in government regulations, still adversely affects our results by limiting many affordable manufactured housing buyers from purchasing homes.

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

On June 5, 2020 the Company celebrated its 53rd anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers in Florida for over 30 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the third quarter of 2020 were $72,898 compared to $72,472 in the third quarter of 2019 and were $212,418 for the first nine months of 2020 compared to $209,333 for the first nine months of 2019. The increase in insurance agent commissions in the first nine months of 2020 were due to more new policies and renewals generated which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at August 1, 2020 and November 2, 2019.

Gross profit as a percentage of net sales was 28% in third quarter of 2020 compared to 31% for the third quarter of 2019 and was 30% for the first nine months of 2020 compared to 28% for the first nine months of 2019. The gross profit in the third quarter of 2020 was $2,438,910 compared to $3,645,456 in the third quarter of 2019 and was $8,466,254 for the first nine months of 2020 compared to $10,060,871 for the first nine months of 2019. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The fluctuations in gross profit as a percentage of net sales is primarily due to the decrease in sales and the increase in covid-19 related expenses and increase in the material cost of each home manufactured in third quarter 2020.

Selling, general and administrative expenses as a percent of net sales was 13% in third quarter of 2020 compared to 11% in the third quarter of 2019 and was 13% for the first nine months of 2020 compared to 11% for the first nine months of 2019. Selling, general and administrative expenses in third quarter of 2020 was $1,107,850 compared to $1,352,315 in the third quarter of 2019 and was $3,586,622 for the first nine months of 2020 compared to $3,860,173 for the first nine months of 2019. The dollar decrease in expenses in 2020 resulted from the decrease in variable and accrued compensation expenses which were direct results of decreased sales.

We earned interest income of $53,209 for the third quarter of 2020 compared to $134,526 for the third quarter of 2019. For the first nine months of 2020, interest income was $239,365 compared to $431,995 in the first nine months of 2019. The decrease is primarily due to the decline in the investment rates and the decrease in the monies invested.

Our earnings from Majestic 21 in the third quarter of 2020 were $20,855 compared to $19,800 for the third quarter of 2019. Our earnings from Majestic 21 for the first nine months of 2020 were $61,125 compared to $60,555 for the first nine months of 2019. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

We received distributions of $64,053 in the third quarter of 2020 compared to $76,734 in the third quarter of 2019 and $336,447 for the first nine months of 2020 compared to $289,341 for the first nine months of 2019. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relates to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received.

The Company realized pre-tax income in the third quarter of 2020 of $1,535,603 as compared to $3,399,922 in the third quarter of 2019. The pre-tax income for the first nine months of 2020 was $5,422,063 as compared to $7,896,432 in first nine months of 2019.

The Company recorded an income tax expense in the amount of $375,465 in the third quarter of 2020 as compared to $856,818 in third quarter 2019. Income tax expense for the nine months of 2020 was $1,311,780 compared to $1,997,797 for the nine months of 2019.

We reported net income of $1,160,138 for the third quarter of 2020 or $0.32 per share, compared to $2,543,104 or $0.67 per share, for the third quarter of 2019. For the first nine months of 2020 net income was $4,110,283 or $1.13 per share, compared to $5,898,635 or $1.53 per share, in the first nine months of 2019.

Liquidity and Capital Resources

Cash and cash equivalents were $20,911,248 at August 1, 2020 compared to $22,533,965 at November 2, 2019. Certificates of deposit were $8,192,314 at August 1, 2020 compared to $10,153,575 at November 2, 2019. Short-term investments were $355,315 at August 1, 2020 compared to $521,283 at November 2, 2019. Working capital was $36,802,695 at August 1, 2020 as compared to $37,872,687 at November 2, 2019. A cash dividend was paid from our cash reserves in March 2020 in the amount of $1.00 per share ($3,630,970). During the first nine months on 2020, the Company repurchased an aggregate of 33,100 shares of its common stock for an aggregate of $822,450. In June 2019, the Company sold its former Pace retail sales center property for net proceeds of $1,078,325. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. We have has no material commitments for capital expenditures.

We view our liquidity as our total cash and short term investments. We currently have no line of credit facility and we do not believe that such a facility is currently necessary for our operations.    We have no debt. We also have approximately $3.7 million of cash surrender value of life insurance which we could access as an additional source of liquidity although we have not currently viewed this to be necessary. As of August 1, 2020, the Company continued to report a strong balance sheet which included total assets of approximately $55 million and stockholders’ equity of approximately $49 million.

Paycheck Protection Program Loan

During the second quarter of 2020, we applied for and received funding in the amount of approximately $1,750,000 under the CARES Act and the Paycheck Protection Program (the “PPP”). We promptly returned the funds, as management determined that the loan was not necessary to support our ongoing operations.

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

Forward-Looking Statements

Certain statements in this report are unaudited or forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the amounts and expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the potential adverse impact on our business caused by the coronavirus or other health pandemic, competitive pricing pressures at both the wholesale and retail levels, increasing material costs or availability of materials due to potential supply chain interruptions, continued excess retail inventory, increase in repossessions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack and any armed conflict involving the United States and the impact of inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of August 1, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Items 3 through 5.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the third quarter ended August 1, 2020.

On September 2019, the Company’s Board of Directors authorized management to repurchase up to 200,000 shares of the Company’s common stock each fiscal year in the open market. During the nine months ended August 1, 2020 management has repurchased an aggregate of 33,100 shares of common stock and is authorized to purchase up to an additional 117,486 shares.

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

NOBILITY HOMES, INC.

DATE: September 14, 2020	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: September 14, 2020	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: September 14, 2020	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer