Form 10-K
period 2020-10-31
NOBILITY HOMES INC
filed 2021-01-29
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐  No     ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (644,337) shares), based on the closing price on the over-the-counter market on May 2, 2020 (the last business day of the second quarter of fiscal 2020), was approximately $13.8 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding on January 29, 2021
Common Stock	3,632,446

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held February 26, 2021	Part III, Items 10-14

PART I

Item 1.	Business

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

Manufactured Homes

Nobility’s homes are available in approximately 100 active models sold under the trade names “Kingswood,” “Richwood,” “Tropic Isle,” “Regency Manor,” and “Tropic Manor.” The homes, ranging in size from 431 to 2,800 square feet and containing from one to five bedrooms, are available in:

•	Single-wide widths of 14 and 16 feet ranging from 35 to 72 feet in length;

•	Double-wide widths of 20, 24, 26, 28 and 32 feet ranging from 32 to 72 feet in length;

•	Triple-wide widths of 42 feet ranging from 60 to 72 feet in length; and

•	Quad-unit with 2 sections 28 feet wide from 40 to 48 feet long and 2 sections 28 feet wide by 52 feet long.

Our floor plans can be built as an on-frame modular home. We have been approved to build A.N.S.I. (American National Standards Institute) Park models less than 400 square feet and exposure D homes.

Nobility’s homes are sold primarily as unfurnished dwellings ready for permanent occupancy. Interiors are designed and color coordinated in a range of decors. Depending on the size of the unit and quality of appliances and other appointments, retail prices for Nobility’s homes typically range from approximately $44,000 to $160,000. Most of the prices of Nobility’s homes are considered by it to be within the low to medium price range of the industry.

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

Retail Sales

Prestige Home Centers, Inc., our wholly-owned subsidiary, operates ten retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 79% and 85% of Nobility’s sales during fiscal years 2020 and 2019, respectively.

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

Insurance and Financial Services

Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2020 and 2019.

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

Nobility does not generally offer consigned inventory programs or other credit terms to its independent dealers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, Nobility may offer extended terms to park dealers who do a high volume of business with Nobility. In order to stimulate sales, Nobility sells homes for display to related party manufactured home communities on extended terms and recognizes revenue when the homes are sold to the end users. The high visibility of Nobility’s homes in such communities generates additional sales of its homes through such dealers.

Regulation

The manufacture, distribution and sale of homes are subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development (HUD) has adopted national construction and safety standards that preempt state standards. In addition, HUD regulations require that manufactured homes be constructed to more stringent wind load and thermal standards. Compliance with these standards involves approval by a HUD approved engineering firm of engineering plans and specifications on all models. HUD has also promulgated rules requiring producers of manufactured homes to utilize wood products certified by their suppliers to meet HUD’s established limits on formaldehyde emissions. HUD’s standards also require periodic inspection by state or other third party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. In addition, some components of manufactured homes may also be subject to Consumer Product Safety Commission standards and recall requirements. Modular homes manufactured by Nobility are required to comply with the Florida Building Code established by the Florida Department of Business and Professional Regulations.

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

The coronavirus (“COVID-19”) pandemic resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. Although we were deemed an essential business and never closed our manufacturing plant or retail sales centers, these measures had a negative impact on customer traffic (and corresponding sales) within our centers and the operations of our business partners. There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, which could cause disruptions to our business in the future.

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

Employees

As of January 11, 2021, the Company had 147 full-time employees, including 40 employed by Prestige. Approximately 78 employees are factory personnel compared to approximately 81 in such positions a year ago and 69 are in management, administrative, supervisory, sales and clerical positions compared to approximately 58 a year ago. In addition, Nobility employs part-time employees when necessary.

The Company has managerial, administrative, supervisory, sales and manufacturing employees. Historically, we have had low turnover rates with our employees, other than with respect to our manufacturing employees. It is currently difficult for us to attract long-term quality employees for our manufacturing operations, although to date, we have not experienced any disruption in production as a result of the inability to find labor. We are working on developing programs designed to cause less turnover, although have not been successful to date. We have a focus on safety and being drug free in our manufacturing operations.

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

As of January 29, 2021, Nobility owned one manufacturing plant:

Location	Approximate Size
3741 SW 7th Street Ocala, Florida	72,000 sq. ft.

Nobility’s Ocala facility is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility’s corporate offices. The plant, which is of metal construction, is in good condition and requires little maintenance.

Prestige owns the properties on which it’s Ocala North, Auburndale, Inverness, Panama City, Yulee and Punta Gorda, Florida retail sales centers are located. Prestige leases the property for its other 4 retail sales centers. In December 2017 Prestige executed a lease to open an eleventh retail sales center in north Florida and has not yet opened the retail sales center due to backlog at the manufacturing facility and difficulty in hiring staff.

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

Holders

At January 25, 2021, the approximate number of holders on record of common stock was 93 (not including individual participants in security position listings).

Dividends

The Board of Directors declared a one-time cash dividend of $1.00 per common share in fiscal 2020 paid to stockholders of record as of March 27, 2020. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of the end of the fiscal year ended October 31, 2020 (see Note 13 to the Company’s financial statement included herein).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	27,300	$23.36	272,700
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	27,300	$23.36	272,700

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

The Company did not repurchase any shares of its common stock during the fourth quarter ended October 31, 2020.

In September 2019, the Company’s Board of Directors authorized management to repurchase up to 200,000 shares of the Company’s common stock each fiscal year in the open market. During the twelve months ended October 31, 2020 management has repurchased an aggregate of 33,100 shares of common stock. In September 2020 the Company’s Board of Directors authorized 200,000 shares to be repurchased during fiscal year 2021.

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2020 and 2019, Nobility continued to experience consumer demand for affordable manufactured homes in Florida. Our three, four and five bedroom manufactured homes are favored by families, compared with the one, two and three-bedroom homes that typically appeal to the retirement buyers who reside in the manufactured housing communities.

In an effort to make manufactured homes more competitive with site-built housing, financing packages are available to provide (1) 30-year financing, (2) an interest rate reduction program (buy-down), (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.

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

The coronavirus (“COVID-19”) pandemic of 2020 has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. Although we were deemed an essential business and never closed our manufacturing plant or retail sales centers, these measures had a negative impact on customer traffic (and corresponding sales) within our centers and the operations of our business partners. While our manufacturing operations have continued, an outbreak in our manufacturing facility would adversely impact our ability to produce new homes. There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, which could cause disruptions to our business in the future. In addition, since May of 2020, we have experienced unprecedented inflation in forest products, with little immediate relief in sight that have resulted in increases to our material costs. Hurricane Laura also damaged some of the plants that supply the resin used in residential vinyl siding and PVC piping, causing shortages and price increases. The Company is monitoring these issues and has adjusted our selling prices accordingly to help offset the higher costs.

The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended October 31, 2020 (fiscal year 2020) and the year ended November 2, 2019 (fiscal year 2019) each consisted of a fifty-two week period.

Results of Operations

Total net sales in fiscal year 2020 were $41,612,307 compared to $46,347,931 in fiscal year 2019. The Company reported net income of $5,983,698 in fiscal year 2020, compared to a net income of $8,810,420 during fiscal year 2019. The demand for affordable manufactured housing in Florida has been adversely impacted by COVID-19 and actions taken in response thereto. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2019 through October 2020 were down approximately 16% from the same period last year. In addition, the lack of lenders in our industry, partly as a result of an increase in government regulations, still adversely affects our results by limiting many affordable manufactured housing buyers from purchasing homes.

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended October 31, 2020 and November 2, 2019.

	2020	2019
New homes sold through Company owned sales centers	343	440
Pre-owned homes sold through Company owned sales centers:
Buy Back	0	5
Repossessions	8	7
Trade-Ins	4	4
Homes sold to independent dealers	225	145
Total new factory built homes produced	547	662
Average new manufactured home price—retail	$91,161	$84,217
Average new manufactured home price—wholesale	$43,758	$45,757
As a percent of net sales:
Gross profit from the Company owned retail sales centers	19%	18%
Gross profit from the manufacturing facilities—including intercompany sales	22%	20%

Nobility’s fourth quarter sales showed significant improvement from the first three quarters of fiscal year 2020. The current strong backlog of orders should produce a good fiscal 2021 first quarter, if COVID-19 measures and supply price increases can be controlled.

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

On June 5, 2020 we celebrated our 53rd anniversary in business specializing in the design and production of quality, affordable manufactured and modular homes. With multiple retail sales centers in Florida for over 30 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in fiscal year 2020 were $283,999 compared to $272,366 in fiscal year 2019. The increase in insurance agent commissions due to more new policies and renewals generated which affects agent commission earned. We have established appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at October 31, 2020 and November 2, 2019.

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

Gross profit as a percentage of net sales was 29% in fiscal year 2020 and in fiscal year 2019. Our gross profit was $12,130,487 for fiscal year 2020 compared to $13,653,000 for fiscal year 2019. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The fluctuations in gross profit as a percentage of net sales is primarily due to the decrease in sales and the increase in the material cost of each home manufactured.

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

As a percent of net sales, selling, general and administrative expenses was 12% in fiscal year 2020 compared to 11% in fiscal year 2019. Selling, general and administrative expenses were $4,984,318 for fiscal year 2020 compared to $5,352,319 for fiscal year 2019. The dollar decrease in expenses in fiscal 2020 resulted from the decrease in variable and accrued compensation expenses which were direct results of decreased sales.

The Company earned interest in the amount of $286,897 in fiscal year 2020 compared to $556,142 in fiscal year 2019. Interest income is dependent on our cash balance and available rates of return. The decrease is primarily due to the decrease in the interest rate in the money market accounts and certificates of deposit.

The Company earned $80,091 from its joint venture, Majestic 21, in fiscal year 2020 compared to $78,107 in fiscal year 2019. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

We received $421,099 in fiscal year 2020 and $379,104 in fiscal year 2019 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company as received, which has been the Company’s past practice.

The Company realized pre-tax income of $7,869,085 in fiscal year 2020 compared to a pre-tax income of $11,779,529 in fiscal year 2019.

The Company recorded an income tax expense of $1,885,387 in fiscal year 2020 compared to $2,969,109 in fiscal year 2019.

Net income in fiscal year 2020 was $5,983,698 or $1.64 per basic and diluted share and net income in fiscal year 2019 was $8,810,420 or $2.32 per basic and diluted share.

Liquidity and Capital Resources

Cash and cash equivalents were $30,305,902 at October 31, 2020 compared to $22,533,965 at November 2, 2019. Certificates of deposit were $4,602,307 at October 31, 2020 compared to $10,153,575 at November 2, 2019. Short-term investments were $358,960 at October 31, 2020 compared to $521,283 at November 2, 2019. Working capital was $38,865,240 at October 31, 2020 as compared to $37,872,687 at November 2, 2019. A cash dividend was paid from our cash reserves in March 2020 in the amount of $1.00 per share ($3,630,970). During fiscal 2020, the Company repurchased an aggregate of 33,100 shares of its common stock for an aggregate of $822,450. In June 2019, the Company sold its former Pace, Florida retail sales center property for net proceeds of $1,078,325. In October 2019, the Company sold its 31.3% investment interest in Walden Woods South LLC for $1,510,000 in cash. During fiscal 2019, the Company repurchased an aggregate of 212,396 shares of its common stock for an aggregate of $4,585,861.A cash dividend was paid from the Company’s cash reserves in March 2019 in the amount of $1.00 per share ($3,864,216). We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. The Company has no material commitments for capital expenditures.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $3.8 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of October 31, 2020, the Company continued to report a strong balance sheet which included total assets of approximately $60 million which was funded primarily by stockholders’ equity of approximately $51 million.

Looking ahead, the Company’s strong balance sheet and significant cash reserves accumulated in profitable years has allowed the Company to remain sufficiently liquid to allow the continuation of operations and should enable the Company to take advantage of any market opportunities. Management believes it has sufficient levels of liquidity as of the date of the filing of this Form 10-K to allow the Company to operate into the foreseeable future.

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

See Note 4 “Related Party Transactions” to the Company’s financial statement included herein

The Company recognizes revenue from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at October 31, 2020 or November 2, 2019.

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

Investments in Retirement Communities

Prior to its divestiture in October 2019, the Company owned a 31.3% investment interest in Walden Woods South LLC. Following the divestiture, we currently own no investments in retirement communities.

Investment in Majestic 21

On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture engaged in providing mortgage financing on manufactured homes in which the Company owns a 50% interest. The outstanding principal balance of $94,694 on the note was repaid in February 2019, at which time the company was relieved of its guarantee obligation.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2020, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21).

Forward Looking Statements

Certain statements in this report are unaudited or forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the amounts and expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the potential adverse impact on our business caused by the COVID-19 pandemic or other health pandemic, competitive pricing pressures at both the wholesale and retail levels, increasing material costs or availability of materials due to potential supply chain interruptions (such as current inflation with forest products and supply issues with vinyl siding and PVC piping), continued excess retail inventory, increase in repossessions, changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack and any armed conflict involving the United States and the impact of inflation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nobility Homes, Inc.

Ocala, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. (the “Company”) at October 31, 2020, and November 2, 2019, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Jupiter, Florida

January 29, 2021

Nobility Homes, Inc.

Consolidated Balance Sheets

October 31, 2020 and November 2, 2019

	October 31, 2020	November 2, 2019
Assets
Current assets:
Cash and cash equivalents	$30,305,902	$22,533,965
Certificates of deposit	4,602,307	10,153,575
Short-term investments	358,960	521,283
Accounts receivable—trade	790,046	1,351,838
Note receivable	35,997	83,231
Mortgage notes receivable	20,162	17,896
Income taxes receivable	105,676	—
Inventories	9,294,677	10,616,778
Pre-owned homes, net	441,937	331,103
Prepaid expenses and other current assets	1,014,849	1,217,762

Total current assets	46,970,513	46,827,431
Property, plant and equipment, net	5,142,714	5,005,644
Pre-owned homes, net	1,077,240	808,128
Note receivable, less current portion	6,573	43,769
Mortgage notes receivable, less current portion	227,509	232,148
Other investments	1,729,364	1,649,273
Deferred income taxes	3,598	80,405
Operating lease right of use asset	715,368	0
Cash surrender value of life insurance	3,795,902	3,617,974
Other assets	156,287	156,287

Total assets	$59,825,068	$58,421,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$928,095	$1,111,216
Accrued compensation	670,520	748,626
Accrued expenses and other current liabilities	1,383,833	2,055,952
Income taxes payable	—	2,016,132
Operating lease obligation	24,192	—
Customer deposits	5,098,633	3,022,818

Total current liabilities	8,105,273	8,954,744

Operating lease obligation, less current portion	778,519	—
Total liabilities	8,883,792	8,954,744

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued, 3,631,196 and 3,664,070 outstanding, respectively	536,491	536,491
Additional paid in capital	10,694,554	10,687,662
Retained earnings	57,976,051	55,298,750
Accumulated other comprehensive income	—	389,164
Less treasury stock at cost, 1,733,711 shares in 2020 and 1,700,837 shares in 2019	(18,265,820)	(17,445,752)

Total stockholders’ equity	50,941,276	49,466,315

Total liabilities and stockholders’ equity	$59,825,068	$58,421,059

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Comprehensive Income

For the years ended October 31, 2020 and November 2, 2019

	Year Ended
	October 31, 2020	November 2, 2019
Net sales	$41,612,307	$46,347,931
Cost of sales	(29,481,820)	(32,694,931)

Gross profit	12,130,487	13,653,000
Selling, general and administrative expenses	(4,984,318)	(5,352,319)

Operating income	7,146,169	8,300,681

Other income (loss):
Interest income	286,897	556,142
Undistributed earnings in joint venture—Majestic 21	80,091	78,107
Proceeds received under escrow arrangement	421,099	379,104
Gain on sale of investment in retirement community	—	1,510,000
Decrease in fair value of equity investment	(155,406)	—
Gain on sale of assets	32,041	880,129
Miscellaneous	58,194	75,366

Total other income	722,916	3,478,848

Income before provision for income taxes	7,869,085	11,779,529
Income tax expense	(1,885,387)	(2,969,109)

Net income	5,983,698	8,810,420
Other comprehensive loss
Unrealized investment loss, net of tax effect	—	(1,243)

Comprehensive income	$5,983,698	$8,809,177

Weighted average number of shares outstanding:
Basic	3,638,592	3,803,400
Diluted	3,639,950	3,804,673
Net income per share:
Basic	$1.64	$2.32
Diluted	$1.64	$2.32

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended and October 31, 2020 and November 2, 2019

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 2, 2019	3,664,070	$536,491	$10,687,662	$55,298,750	$389,164	$(17,445,752)	$49,466,315
Adoption of ASU 2016-01	—	—	—	389,164	(389,164)	—	—
Adoption of ASU 2016-02	—	—	—	(64,591)	—	—	(64,591)

Balance at November 2, 2019 as adjusted	3,664,070	536,491	10,687,662	55,623,323	—	(17,445,752)	49,401,724
Cash dividend	—	—	—	(3,630,970)	—	—	(3,630,970)
Purchase of treasury stock	(33,100)	—	—	—	—	(822,450)	(822,450)
Stock-based compensation	226	—	6,892	—	—	2,382	9,274
Net income	—	—	—	5,983,698	—	—	5,983,698

Balance at October 31, 2020	3,631,196	$536,491	$10,694,554	$57,976,051	$—	$(18,265,820)	$50,941,276

Balance at November 3, 2018	3,873,731	$536,491	$10,670,848	$50,352,546	$390,407	$(12,883,791)	$49,066,501
Cash dividend	—	—	—	(3,864,216)	—	—	(3,864,216)
Purchase of treasury stock	(212,396)	—	—	—	—	(4,585,861)	(4,585,861)
Stock-based compensation	485	—	16,814	—	—	4,190	21,004
Unrealized investment loss, net of tax effect	—	—	—	—	(1,243)	—	(1,243)
Exercise of employee stock options	2,250	—	—	—	—	19,710	19,710
Net income	—	—	—	8,810,420	—	—	8,810,420

Balance at November 2, 2019	3,664,070	$536,491	$10,687,662	$55,298,750	$389,164	$(17,445,752)	$49,466,315

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended October 31, 2020 and November 2, 2019

	Year Ended
	October 31, 2020	November 2, 2019
Cash flows from operating activities:
Net income	$5,983,698	$8,810,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	180,047	163,077
Deferred income taxes	83,724	(25,008)
Undistributed earnings in joint venture—Majestic 21	(80,091)	(78,107)
Gain on sale of investment in retirement community	—	(1,510,000)
Gain on property held for sale	—	(864,887)
Gain on disposal of property, plant and equipment	(32,041)	(15,242)
Decrease in fair value of equity investments	155,406	—
Stock-based compensation	9,274	21,004
Amortization of operating lease right of use assets	36,340	—
Decrease (increase) in:
Accounts receivable—trade	561,792	431,235
Inventories	1,322,101	(3,346,228)
Pre-owned homes	(379,946)	267,600
Prepaid expenses and other current assets	202,913	(127,610)
Interest receivable	(150,459)	(73,517)
Income taxes receivable	(105,676)	—
(Decrease) increase in:
Accounts payable	(183,121)	26,121
Accrued compensation	(78,106)	(121,031)
Accrued expenses and other current liabilities	(672,119)	706,572
Income taxes payable	(2,016,132)	1,436,346
Customer deposits	2,075,815	(1,041,450)

Net cash provided by operating activities	6,913,419	4,659,295

Cash flows from investing activities:
Purchase of property, plant and equipment	(318,215)	(447,413)
Purchase of certificates of deposit	(20,000)	(4,080,058)
Proceeds from certificates of deposit	5,574,124	—
Proceeds from property held for resale	—	1,078,324
Proceeds from sale of investment in retirement community	—	1,510,000
Proceeds from disposal of property, plant and equipment	33,139	—
Collections on interest receivable	147,603	34,093
Collections on mortgage notes receivable	2,373	2,022
Collections on equipment and other notes receivable	84,430	62,977
Issuance of equipment and other notes receivable	—	(39,768)
Increase in cash surrender value of life insurance	(177,928)	(180,001)

Net cash provided by (used in) investing activities	5,325,526	(2,059,824)

Cash flows from financing activities:
Payment of cash dividend	(3,630,970)	(3,864,216)
Proceeds from exercise of employee stock options	—	19,710
Proceeds from paycheck protection program	1,449,700	—
Return of proceeds from paycheck protection program	(1,449,700)	—
Purchase of treasury stock	(822,450)	(4,585,861)
Reduction of operating lease obligation	(13,588)	—

Net cash used in financing activities	(4,467,008)	(8,430,367)

Increase (decrease) in cash and cash equivalents	7,771,937	(5,830,896)
Cash and cash equivalents at beginning of year	22,533,965	28,364,861

Cash and cash equivalents at end of year	$30,305,902	$22,533,965

Supplemental disclosure of cash flow information:
Income taxes paid	$4,002,000	$1,550,000

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1 Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”), and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and licensed mortgage loan originator and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. At October 31, 2020 Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda. In December 2017 Prestige executed a lease to open an eleventh retail sales center in north Florida and has not yet opened the retail sales center due to backlog at the manufacturing facility and difficulty in hiring staff.

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended October 31, 2020 (fiscal year 2020) and the year ended November 2, 2019 (fiscal year 2019) each consisted of a fifty-two week period.

Revenue Recognition – The Company’s revenue comes substantially from the sale of manufactured housing, modular housing and park models, along with freight billed to customers, parts sold and aftermarket services.

The Company recognizes revenue following the comprehensive framework of Financial Accounting Standards Board ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which established a methodology for determining how much revenue to recognize and when it should be recognized through application of the following five-step approach:

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

Notes to Consolidated Financial Statements

The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at October 31, 2020 or November 2, 2019.

Sales of homes to affiliated entities that are subject to contingent payment terms are considered inventory consignment arrangements. Revenue from such arrangements is recognized when the homes are sold to the end users and payment is collected by the affiliated entity.

See Note 4 “Related Party Transactions”.

Revenues by Products and Services – Revenues by net sales from manufactured housing, pre-owned homes, and insurance agent commissions for the years ended October 31, 2020 and November 2, 2019 are as follows:

	2020	2019
Manufactured housing	$40,775,887	$45,583,022
Pre-owned homes	552,421	492,543
Insurance agent commissions	283,999	272,366

Total net sales	$41,612,307	$46,347,931

Cash and Cash Equivalents – The Company considers all money market accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Certificates of Deposit – Certificates of deposits are recorded at cost plus accrued interest and have maturities of twelve months or less.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At October 31, 2020 or November 2, 2019, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.

Accounts receivable fluctuate due to the number of homes sold to independent dealers. The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer.

Investments – The Company’s investments consist of equity securities of a public company. Investments with maturities of less than one year are classified as short-term investments. The Company’s equity investment in a public company is classified as “available-for-sale” and carried at fair value. Unrealized gains on the available-for-sale securities, net of taxes, were recorded in accumulated other comprehensive income. Upon the Company’s adoption of ASU 2016-01, unrealized gains and losses on these available-for-sale securities, are reflected in the statement of income and comprehensive income.

Inventories – New home inventory is carried at the lower of cost or net realizable value. The cost of finished home inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or net realizable value.

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

Notes to Consolidated Financial Statements

Other pre-owned homes are acquired (Repossessions Inventory) as a convenience to the Company’s joint venture partner, 21st Mortgage Corporation. This inventory has been repossessed by 21st Mortgage Corporation or through mortgage foreclosure. The Company acquired this inventory at the amount of the uncollected balance of the financing at the time of the foreclosure/repossessions by 21st Mortgage Corporation. The Company records this inventory at cost determined on the specific identification method. All of the refurbishment costs are paid by 21st Mortgage Corporation. This arrangement assists 21st Mortgage Corporation with liquidation of their repossessed inventory. The timing of these repurchases by the Company is unpredictable as it is based on the repossessions 21st Mortgage Corporation incurs in the portfolio. When the home is sold, the Company retains the cost of the home, an interest factor on the cost of the home and a sales commission, from the sales proceeds. Any additional proceeds are paid to 21st Mortgage. Any shortfall from the proceeds to cover these amounts is paid by 21st Mortgage to the Company. As the Company has no risk of loss on the sale, there is no valuation allowance necessary for this inventory.

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s consolidated balance sheets. Consigned inventory was $1,277,681 and $1,540,949 as of October 31, 2020 and November 2, 2019, respectively.

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

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity, 21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact Majestic 21 economic performance therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 810, “Consolidations” (ASC 810). Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture. Based on management’s evaluation, there was no impairment of this investment at October 31, 2020 or November 2, 2019.

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

See Note 15 “Commitments and Contingent Liabilities”.

Other Investments - In October 2019, the Company sold its 31.3% investment interest in Walden Woods South and the Company received $1,510,000 in cash.

See Note 4 “Related Party Transactions”.

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

Warranty Costs – The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2020 and 2019 are as follows:

	2020	2019
Beginning accrued warranty expense	$125,000	$125,000
Less: reduction for payments	(419,731)	(413,734)
Plus: additions to accrual	419,731	413,734

Ending accrued warranty expense	$125,000	$125,000

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

Rebate Program – The Company has a rebate program for some dealers based upon the number and type of home purchased, which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. There were no rebates earned by dealers during fiscal years 2020 and 2019.

Advertising – Advertising for Prestige retail sales centers consists primarily of internet, newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $144,600 and $140,520 for fiscal years 2020 and 2019, respectively.

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

Major Customers –Two companies which own multiple retirement communities in our market area accounted for $3,497,285 or 8% and $2,579,380 or 6% respectively, of our total net sales in fiscal year 2020 compare to three companies which accounted for $2,536,870 or 5% of our total net sales in fiscal year 2019. Accounts receivable due from these customers were $467,078 or 78% and $685,671 or 57% at October 31, 2020 and November 2, 2019, respectively.

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

Recently Issued or Adopted Accounting Pronouncements – In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases” (ASU 2016-02). The core principle of ASU 2016-02 is that lessees should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. Lessees shall classify all leases as finance or operating leases. This new accounting guidance was effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02, on November 3rd, 2019 which resulted in the recognition of the right-of-use assets and related obligations on its consolidated financial statements.

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

Notes to Consolidated Financial Statements

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

NOTE 2 Investments

The following is a summary of short-term investments (available for sale):

	October 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$191,030	$—	$358,960

	November 2, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$353,353	$—	$521,283

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

•

Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The following table represents the Company’s financial assets and liabilities which are carried at fair value at October 31, 2020 and November 2, 2019.

	October 31, 2020
	Level 1	Level 2	Level 3
Equity securities in a public company	$358,960	$—	$—

	November 2, 2019
	Level 1	Level 2	Level 3
Equity securities in a public company	$521,283	$—	$—

Notes to Consolidated Financial Statements

NOTE 4 Related Party Transactions

Affiliated Entities

TLT, Inc. – Our President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). Our President owns between a 24.75% and a 49.5% direct and indirect interest in each of these limited partnerships. Our Executive Vice President owns between a 49.5% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2020 and 2019.

Walden Woods South—In October 2019, the Company sold its 31.3% investment interest in Walden Woods South LLC, which owns the Walden Woods South retirement community, to certain related parties and existing owners. Prior to the sale, the Company’s President directly owned 59.43% of Walden Woods South LLC. After the sale, the Company’s President and Executive Vice President directly own 59.43% and 23.04%, respectively, of Walden Woods South LLC.

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

We received no distributions from the joint venture in fiscal year 2020 or 2019.

With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21.

Investment in Retirement Community Limited Partnerships –In October 2019, the Company sold its 31.3% investment interest in Walden Woods South and the Company received $1,510,000 in cash.

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

Notes to Consolidated Financial Statements

A breakdown of the elements of inventory at October 31, 2020 and November 2, 2019 is as follows:

	October 31, 2020	November 2, 2019
Raw materials	$1,203,282	$941,206
Work-in-process	107,651	125,371
Inventory consigned to affiliated entities	1,277,681	1,540,949
Finished homes	6,543,861	7,888,880
Model home furniture	162,202	120,372

Inventories	$9,294,677	$10,616,778

Pre-owned homes *	$1,686,373	$1,311,626
Inventory impairment reserve **	(167,196)	(172,395)

	1,519,177	1,139,231
Less homes expected to sell in 12 months	(441,937)	(331,103)

Pre-owned homes, long-term	$1,077,240	$808,128

*	The following table summarizes a breakdown of pre-owned homes inventory for fiscal years 2020 and 2019:

	Buy Back	Repossessions	Trade-Ins	Total
Balance at November 3, 2018	$715,748	$1,155,643	$84,874	$1,956,265
Additions	—	253,600	18,860	272,460
Sales	(573,353)	(316,496)	(27,250)	(917,099)

Balance at November 2, 2019	142,395	1,092,747	76,484	1,311,626
Additions	—	707,821	12,132	719,953
Sales	—	(328,600)	(16,606)	(345,206)

Balance at October 31, 2020	$142,395	$1,471,968	$72,010	$1,686,373

**	An analysis of the pre-owned home inventory impairment reserve at October 31, 2020 and November 2, 2019 is as follows:

	October 31, 2020	November 2, 2019
Balance at beginning of year	$172,395	$549,434
Less: Reductions for homes sold	—	(207,180)
Inventory holding costs	(5,199)	(36,232)
Additions (reduction) to impairment reserve	—	(133,627)

Balance at end of year	$167,196	$172,395

NOTE 7 Property Held for Sale

In June 2019 the Company sold its former Pace, Florida retail sales center property for total net proceeds of $1,078,325.

Notes to Consolidated Financial Statements

NOTE 8 Property, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	October 31, 2020	November 2, 2019
Land	—	$3,092,463	$3,092,463
Land improvements	10-20	1,245,975	908,439
Buildings and improvements	15-40	2,529,048	2,461,040
Machinery and equipment	3-10	985,746	932,040
Furniture and fixtures	3-10	301,889	294,113
Construction in progress	—	—	181,765

		8,155,121	7,869,860
Less accumulated depreciation		(3,012,407)	(2,864,216)

		$5,142,714	$5,005,644

Depreciation expense during the years ended October 31, 2020 and November 2, 2019 totaled $180,047 and $163,097, respectively.

NOTE 9 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	October 31. 2020	November 2, 2019
Accrued warranty expense	$125,000	$125,000
Accrued property and sales taxes	370,694	398,877
Other accrued expenses	888,139	1,532,090

Total accrued expenses and other current liabilities	$1,383,833	$2,055,967

NOTE 10 Proceeds Received Under Escrow Arrangement

The Company received $421,099 in fiscal year 2020 and $379,104 in fiscal year 2019 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company when received, which has been the Company’s past practice.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not reflect any amounts for interest and penalties in its 2020 or 2019 statements of operations, nor are any amounts accrued for interest and penalties at October 31, 2020 and November 2, 2019.

Notes to Consolidated Financial Statements

The provision for income taxes for the years ended consists of the following:

	October 31, 2020	November 2, 2019
Current tax expense:
Federal	$1,524,703	$2,338,619
State	283,877	655,498

Deferred tax (benefit)	76,807	(25,007)

Provision for income taxes	$1,885,387	$2,969,109

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	October 31, 2020	November 2, 2019
Provision—federal statutory tax rate	$1,652,508	$2,473,701
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	277,135	511,822
Permanent differences:
Stock option expirations	—	160
Decrease in FL corporate tax rate	(3,306)	—
Other comprehensive income	—	(3,462)
Other	(40,950)	(13,112)

Provision for income taxes	$1,885,387	$2,969,109

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	October 31, 2020	November 2, 2019
Deferred tax assets:
Allowance for doubtful accounts	$56,864	$58,773
Inventories	46,790	48,360
Accrued expenses	112,999	158,171
Other assets	23,224	55,903
Lease right of use liability	196,839	—
Stock-based compensation	2,894	2,072

Total deferred tax assets	439,610	323,279
Deferred tax liabilities:
Depreciation	(141,270)	(78,553)
Carrying value of investments	(47,435)	(90,168)
Amortization	(38,324)	(39,611)
Prepaid expenses	(33,562)	(34,542)
Lease right of use asset	(175,421)	—

Net deferred tax assets (liabilities)	$3,598	$80,405

Notes to Consolidated Financial Statements

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	October 31, 2020	November 2, 2019
Current assets (liabilities):
Deferred tax assets	$—	$—
Deferred tax liabilities	—	—
Net current deferred tax assets	—	—
Non-current assets (liabilities):
Deferred tax assets	439,610	323,279
Deferred tax liabilities	(436,012)	(242,874)
Net non-current deferred tax (liabilities)	3,598	80,405

Net deferred tax assets (liabilities)	$3,598	$80,405

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For fiscal years 2020 and 2019, the Company determined that a valuation reserve for the Company’s deferred tax assets was not considered necessary as the deferred tax assets were fully realizable.

NOTE 12 Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 33,100 and 212,396 shares of its common stock during fiscal years 2020 and 2019, respectively.

NOTE 13 Stock Option Plan

In June 2011, the Company’s Board of Directors adopted and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee directors. A total of 300,000 shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. At October 31, 2020, 272,700 options were available for future grant under the plan and 27,300 options were outstanding.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2020 and 2019, the Company recognized compensation cost related to the vesting of stock options of approximately $3,624 and $21,000 respectively.

Notes to Consolidated Financial Statements

A summary of information with respect to options granted is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at November 3, 2018	5,000	$12.10	$12.10

Granted	—	—	—
Exercised	2,250	12.10	12.10
Canceled	—	—	—

Outstanding at November 2, 2019	2,750	12.10	12.10

Granted	24,550	24.00	24.00
Exercised	—	—	—
Canceled	—	—	—

Outstanding at October 31, 2020	27,300	$12.10 – 24.00	$23.36	$30,663

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2020 and the exercise price times the number of shares, that would have been received by the option holder had the option holder exercised their options on October 31, 2020.

The following table summarizes information about the outstanding stock options at October 31, 2020:

Options Outstanding				Options Exercisable
Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 12.10	2,750	1	$12.10	2,750	$12.10
$ 24.00	24,550	5	24.00	24,550	24.00

	27,300	4.91	$23.36	27,300	$23.36

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

NOTE 14 Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution, up to a maximum of 6% of an employee’s compensation. The contribution expense charged to operations amounted to approximately $175,000 and $170,000 in fiscal years 2020 and 2019, respectively.

NOTE 15 Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through December 2020. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options.

Notes to Consolidated Financial Statements

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

Right of use assets are included as a non-current asset in the amount of $715,368, net of amortization in the consolidated Balance Sheet as of October 31, 2020.

Based on the terms of the lease agreements, all of the Company’s leases are classified as operating leases. The weighted average remaining lease term and weighted average discount rate of the operating leases is 9.16 years and 3.0%, respectively.

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease. Individual components of the total lease cost incurred by the Company in the amount of $209,273 for the twelve months ended October 31, 2020.

The amount of future minimum lease payments under operating are as follows:

Operating Lease
Undiscounted future minimum lease payments:
2021	$63,117
2022	68,401
2023	74,322
2024	80,955
Thereafter	543,361

Total	830,156
Amount representing imputed interest	(27,445)

Total operating lease liability	802,711
Current portion of operating lease liability	(24,192)

Operating lease liability, non-current	$778,519

Majestic 21 – On May 20, 2009, the Company became a 50% guarantor on a $5 million note payable entered into by Majestic 21, a joint venture in which the Company owns a 50% interest. The outstanding principal balance of $94,694 on the note was repaid in February 2019.

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

NOTE 16 Paycheck Protection Program Loan

During the second quarter of 2020, the Company applied for and received funding in the amount of approximately $1,750,000 under the CARES Act and the Paycheck Protection Program (the “PPP”). Upon receipt, the Company promptly returned the funds, as management determined that the loan was not necessary to support its ongoing operations.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of October 31, 2020 based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2021 annual meeting of shareholders.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one year terms.

Executive Officers

Terry E. Trexler (81)	Chairman of the Board and President of Nobility since 1967; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (57)	Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Jean Etheredge (75)	Secretary since 1967.

Lynn J. Cramer, Jr. (75)	Treasurer since 1980.

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

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2021 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2021 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2021 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2021 annual meeting of shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedules

Report of Daszkal Bolton LLP

Consolidated Balance Sheets at October 31, 2020 and November 2, 2019

Consolidated Statements of Comprehensive Income for the Years Ended October 31, 2020 and November 2, 2019

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended October 31, 2020 and November 2, 2019

Consolidated Statements of Cash Flows for the Years Ended October 31, 2020 and November 2, 2019

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

3.(a)	Nobility’s Articles of Incorporation, as amended (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).(P)

(b)	Bylaws, as amended March 28, 1994 (filed as an exhibit to Nobility’s Form 10-KSB for the fiscal year ended October 29, 1994 and incorporated herein by reference.) (P)

4.1	Description of Securities (filed herewith)

10.(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as an exhibit to Nobility’s For 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).(P)

(b)	2011 Stock Incentive Plan (filed as part of Nobility’s definitive proxy statement filed on June 7, 2011 and incorporated herein by reference).

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

(h)

Assignment of Membership Interest by and among Nobility Homes, Inc. and Thomas W. Trexler dated as of October 21, 2019 (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 2, 2019 and incorporated herein by reference).

21.1	Subsidiaries of Nobility.

23.1	Consent of Daszkal Bolton LLP

31.(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(b)	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.	Interactive data filing formatted in XBRL.

Item 16.	Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: January 29, 2021	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive Officer)

DATE: January 29, 2021	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: January 29, 2021	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 29, 2021	By: /s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: January 29, 2021	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director

DATE: January 29, 2021	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: January 29, 2021	By: /s/ Arthur L. Havener
Arthur L. Havener, Director