Form 10-Q
period 2021-01-30
NOBILITY HOMES INC
filed 2021-03-16
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended January 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐;     No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding on
Title of Class	March 16, 2021
Common Stock	3,632,100

NOBILITY HOMES, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of January 30, 2021 (Unaudited) and October 31, 2020	3

	Condensed Consolidated Statements of Income for the three months ended January 30, 2021 (Unaudited) and February 1, 2020 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended January 30, 2021 (Unaudited) and February 1, 2020 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended January 30, 2021 (Unaudited) and February 1, 2020 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	15

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	16

Signatures		17

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	January 30, 2021	October 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,963,523	$30,305,902
Certificates of Deposit	3,082,111	4,602,307
Short-term investments	438,916	358,960
Accounts receivable - trade	1,057,086	790,046
Note receivable	29,259	35,997
Mortgage notes receivable	20,776	20,162
Income taxes receivable	—	105,676
Inventories	10,604,393	9,294,677
Pre-owned homes, net	389,679	441,937
Prepaid expenses and other current assets	1,553,057	1,014,849

Total current assets	50,138,800	46,970,513
Property, plant and equipment, net	5,363,841	5,142,714
Pre-owned homes, net	1,346,471	1,077,240
Note receivable, less current portion	6,573	6,573
Mortgage notes receivable, less current portion	226,286	227,509
Other investments	1,743,072	1,729,364
Deferred income taxes	3,598	3,598
Operating lease right of use assets	705,037	715,368
Cash surrender value of life insurance	3,840,452	3,795,902
Other assets	156,287	156,287

Total assets	$63,530,417	$59,825,068

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,100,355	$928,095
Accrued compensation	446,745	670,520
Accrued expenses and other current liabilities	1,113,685	1,383,833
Income taxes payable	230,133	—
Operating lease obligation	27,128	24,192
Customer deposits	7,799,815	5,098,633

Total current liabilities	10,717,861	8,105,273
Operating lease obligation, less current portion	769,869	778,519

Total liabilities	11,487,730	8,883,792

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,632,446 and 3,631,196 outstanding, respectively	536,491	536,491
Additional paid in capital	10,717,025	10,694,554
Retained earnings	59,041,816	57,976,051
Less treasury stock at cost, 1,732,461 shares in 2021 and 1,733,711 shares in 2020	(18,252,645)	(18,265,820)

Total stockholders’ equity	52,042,687	50,941,276

Total liabilities and stockholders’ equity	$63,530,417	$59,825,068

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	January 30,	February 1,
	2021	2020
Net sales	$9,071,511	$9,443,852
Cost of sales	(6,574,064)	(6,554,003)

Gross profit	2,497,447	2,889,849
Selling, general and administrative expenses	(1,273,381)	(1,256,144)

Operating income	1,224,066	1,633,705

Other income:
Interest income	30,656	101,883
Undistributed earnings in joint venture - Majestic 21	13,708	19,872
Proceeds received under escrow arrangement	45,868	83,109
Increase in fair value of equity investment	79,956	—
Miscellaneous	7,320	7,152

Total other income	177,508	212,016

Income before provision for income taxes	1,401,574	1,845,721
Income tax expense	(335,809)	(445,580)

Net income	$1,065,765	$1,400,141

Weighted average number of shares outstanding:
Basic	3,631,924	3,659,241
Diluted	3,633,493	3,660,638
Net income per share:
Basic	$0.29	$0.38
Diluted	$0.29	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended January 30, 2021 and February 1, 2020

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at October 31, 2020	3,631,196	$536,491	$10,694,554	$57,976,051	$—	$(18,265,820)	$50,941,276
Stock-based compensation	—	—	20,521	—	—	—	20,521
Exercise of employee stock options	1,250	—	1,950	—	—	13,175	15,125
Net income	—	—	—	1,065,765	—	—	1,065,765

Balance at January 30, 2021	3,632,446	$536,491	$10,717,025	$59,041,816	$—	$(18,252,645)	$52,042,687

Balance at November 2, 2019	3,664,070	$536,491	$10,687,662	$55,298,750	$389,164	$(17,445,752)	$49,466,315
Adoption of ASU 2016-01	—	—	—	389,164	(389,164)	—	—
Adoption of ASU 2016-02	—	—	—	(64,591)	—	—	(64,591)
Balance at November 2, 2019	—	—	—	—	—	—	—

as adjusted	3,664,070	536,491	10,687,662	55,623,323	—	(17,445,752)	49,401,724
Purchase of treasury stock	(14,400)	—	—	—	—	(345,600)	(345,600)
Stock-based compensation	—	—	906	—	—	—	906
Net income	—	—	—	1,400,141	—	—	1,400,141

Balance at February 1, 2020	3,649,670	$536,491	$10,688,568	$57,023,464	$—	$(17,791,352)	$50,457,171

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 30,	February 1,
	2021	2020
Cash flows from operating activities:
Net income	$1,065,765	$1,400,141
Adjustments to reconcile net income to net cash provide by operating activities:
Depreciation	56,943	39,453
Deferred income taxes	—	26,877
Undistributed earnings in joint venture - Majestic 21	(13,708)	(19,872)
(Increase) Decrease in fair market value of equity investments	(79,956)	10,710
Stock-based compensation	20,521	906
Amortization of operating lease right of use assets	10,331	20,288
Decrease (increase) in:
Accounts receivable - trade	(267,040)	(482,648)
Inventories	(1,309,716)	(34,891)
Pre-owned homes	(216,973)	(270,995)
Prepaid expenses and other current assets	(538,208)	2,449
Interest receivable	(8,444)	(48,242)
Income tax receivables	105,676	—
(Decrease) increase in:
Accounts payable	172,260	(538,411)
Accrued compensation	(223,775)	(291,764)
Accrued expenses and other current liabilities	(270,148)	(330,909)
Income taxes payable	230,133	(1,608,214)
Customer deposits	2,701,182	(529,473)

Net cash provided by operating activities	1,434,843	(2,654,595)

Cash flows from investing activities:
Purchase of property, plant and equipment	(278,070)	(232,649)
Purchase of certificates of deposit	—	(20,000)
Proceeds from certicates of deposit	1,500,000	—
Collections on interest receivable	28,640	50,998
Collections on mortgage notes receivable	609	696
Collections on equipment and other notes receivable	6,738	16,252
Increase in cash surrender value of life insurance	(44,550)	(48,000)

Net cash provided by (used in) investing activities	1,213,367	(232,703)

Cash flows from financing activities:
Proceeds from excerise of employee stock option	15,125	—
Purchase of treasury stock	—	(345,600)
Reduction of operating lease obligation	(5,714)	(14,503)

Net cash provided by (used in) financing activities	9,411	(360,103)

Increase (Decrease) in cash and cash equivalents	2,657,621	(3,247,401)
Cash and cash equivalents at beginning of year	30,305,902	22,533,965

Cash and cash equivalents at end of quarter	$32,963,523	$19,286,564

Supplemental disclosure of cash flows information:
Income taxes paid	$—	$2,020,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed financial statements for the three months ended January 30, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended January 30, 2021 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

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

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s condensed consolidated balance sheets. Consigned inventory was $1,385,470 and $1,277,681 as of January 30, 2021 and October 31, 2020, respectively.

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

Other inventory costs are determined on a first-in, first-out basis. A breakdown of the elements of inventory is as follows:

	January 30,	October 31,
	2021	2020
Raw materials	$1,263,104	$1,203,282
Work-in-process	100,935	107,651
Inventory consigned to affiliated entities	1,385,470	1,277,681
Finished homes	7,708,327	6,543,861
Model home furniture	146,557	162,202

Inventories	$10,604,393	$9,294,677

Pre-owned homes	$1,875,477	$1,686,373
Inventory impairment reserve	(139,327)	(167,196)

	1,736,150	1,519,177
Less homes expected to sell in 12 months	(389,679)	(441,937)

Pre-owned homes, long-term	$1,346,471	$1,077,240

Note	3 Short-term Investments

The following is a summary of short-term investments (available for sale):

	January 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$270,986	$—	$438,916

	October 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$191,030	$—	$358,960

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	January 30, 2021
	Level 1	Level 2	Level 3
Equity securities in a public company	$438,916	$—	$—

	October 31, 2020
	Level 1	Level 2	Level 3
Equity securities in a public company	$358,960	$—	$—

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

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended
	January 30,	February 1,
	2021	2020
Manufactured housing
Homes sold through Company owned sales centers	$7,543,182	$6,758,531
Homes sold to independent dealers	1,203,736	2,153,322
Homes sold through manufactured home parks	218,435	359,742

	$8,965,353	$9,271,595
Pre-owned homes	40,187	105,509
Insurance agent commissions	65,971	66,748

Total net sales	$9,071,511	$9,443,852

Note 7 Operating Leases

The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through December 2021. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options.

Right of use assets are included as a non-current asset in the amount of $705,037, net of amortization in the consolidated Balance Sheet as of January 30, 2021.

Based on the terms of the lease agreements, all of the Company’s leases are classified as operating leases. The weighted average remaining lease term and weighted average discount rate of the operating leases is 8.91 years and 3.0%, respectively.

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease. Individual components of the total lease cost incurred by the Company in the amount of $48,406 for the three months ended January 30, 2021.

The amount of future minimum lease payments under operating leases are as follows:

Operating Lease
Undiscounted future minimum lease payments:
2021 (9 months remaining)	$47,447
2022	68,401
2023	74,322
2024	80,955
Thereafter	458,175

Total	817,687
Amount representing imputed interest	(20,690)

Total operating lease liability	796,997
Current portion of operating lease liability	(27,128)

Operating lease liability, non-current	$769,869

Note 8 Subsequent Events

The Board of Directors declared a one-time cash dividend of $1.00 per common share for fiscal year 2020. The cash dividend is payable on March 26, 2021 to stockholders of record as of March 12, 2021.

On February 1, 2021, the Company purchased land in Ocala for a future retail sales center for $1,040,000.

The Company repurchased 346 shares of its common stock in February 2021 at a price per share of $30.50.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the first quarter of 2021 were $9,071,511 compared to $9,443,852 in first quarter 2020. The Company reported net income of $1,065,765 in the first quarter of 2021, compared to a net income of $1,400,141 during the first quarter of 2020. The demand for affordable manufactured housing in Florida has been adversely impacted by COVID-19 and actions taken in response thereto. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2020 through January 2021 were flat from the same period last year. In addition, the lack of lenders in our industry, partly as a result of an increase in government regulations, still adversely affects our results by limiting many affordable manufactured housing buyers from purchasing homes. Since May of 2020 the Company has experienced unprecedented inflation in forest products, with no immediate relief in sight resulting in significant increases to our material costs. The Company is monitoring these costs and have adjusted our selling prices accordingly to help offset the higher costs.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended
	January 30,	February 1,
	2021	2020
New homes sold through Company owned sales centers	82	72
Pre-owned homes sold through Company owned sales centers:	1	2
Homes sold to independent dealers	40	56
Total new factory built homes produced	150	123
Average new manufactured home price - retail	$88,250	$95,390
Average new manufactured home price - wholesale	$47,515	$44,584
As a percent of net sales:
Gross profit from the Company owned retail sales centers	18%	20%
Gross profit from the manufacturing facilities - including intercompany sales	15%	25%

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

Insurance agent commission revenues in the first quarter of 2021 were $65,971 compared to $66,748 in the first quarter of 2020. Revenues are generated by new and renewal policies being written which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at January 30, 2021 and October 31, 2020.

Gross profit as a percentage of net sales was 28% in first quarter of 2021 compared to 31% for the first quarter of 2020. The gross profit in the first quarter of 2021 was $2,497,447 compared to $2,889,849 in the first quarter of 2020. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The reduction in gross profit as a percentage of net sales is due to the decrease in sales and primarily due to the significant increases in material costs, primarily as a result of forest based products, which were not offset by additional increases in the sales price of each home manufactured in first quarter 2021.

Selling, general and administrative expenses as a percent of net sales was 14% in first quarter of 2021 compared to 13% in the first quarter of 2020. Selling, general and administrative expenses in first quarter of 2021 was $1,273,381 compared to $1,256,144 in the first quarter of 2020. The increase in expenses in 2021 were due to the increase in variable expenses which were direct results of employee benefits compensation.

We earned interest income of $30,656 for the first quarter of 2021 compared to $101,883 for the first quarter of 2020. The decrease is primarily due to the decrease in the balance and applicable interest rate in the money market accounts and certificates of deposit.

Our earnings from Majestic 21 in the first quarter of 2021 were $13,708 compared to $19,872 for the first quarter of 2020. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company.

We received distributions of $45,868 in the first quarter of 2021 compared to $83,109 in the first quarter of 2020. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relates to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received.

The Company realized pre-tax income in the first quarter of 2021 of $1,401,574 as compared to $1,845,721 in the first quarter of 2020.

The Company recorded an income tax expense in the amount of $335,809 in the first quarter of 2021 as compared to $445,580 in first quarter 2020.

We reported net income of $1,065,765 for the first quarter of 2021 or $0.29 per basic and diluted share, compared to $1,400,141 or $0.38 per basic and diluted share, for the first quarter of 2020.

Liquidity and Capital Resources

Cash and cash equivalents were $32,963,523 at January 30, 2021 compared to $30,305,902 at October 31, 2020. Certificates of deposit were $3,082,111 at January 30, 2021 compared to $4,602,307 at October 31, 2020. Short-term investments were $438,916 at January 30, 2021 compared to $358,960 at October 31, 2020. Working capital was $39,420,939 at January 30, 2021 as compared to $38,865,240 at October 31, 2020. The Company purchased the land for the Tavares retail sales center in January 2021 for $245,000. On February 1, 2021, the Company purchased land in Ocala for a future retail sales center for $1,040,000. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned, repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. We have no material commitments for capital expenditures.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $3.8 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of January 30, 2021, the Company continued to report a strong balance sheet which included total assets of approximately $63 million which was funded primarily by stockholders’ equity of approximately $52 million.

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

Forward-Looking Statements

Certain statements in this report are unaudited or forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the amounts and expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the potential adverse impact on our business caused by the COVID-19 pandemic or other health pandemic, competitive pricing pressures at both the wholesale and retail levels, increasing material costs (including forest based products) or availability of materials due to potential supply chain interruptions (such as current inflation with forest products and supply issues with vinyl siding and PVC piping), changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack, any armed conflict involving the United States and the impact of inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 30, 2021.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Items 3 through 5.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the first quarter ended January 30, 2021.

In September 2020 the Company’s Board of Directors authorized 200,000 shares to be repurchased during fiscal year 2021 in the open market.

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

NOBILITY HOMES, INC.

DATE: March 16, 2021	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: March 16, 2021	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: March 16, 2021	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer