Form 10-Q
period 2021-05-01
NOBILITY HOMES INC
filed 2021-06-15
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     ☐ ;   No    ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on June 15, 2021
Common Stock	3,632,100

NOBILITY HOMES, INC.

INDEX

		Page Number

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of May 1, 2021 (Unaudited) and October 31, 2020	2

	Condensed Consolidated Statements of Income for the three and six months ended May 1, 2021 (Unaudited) and May 2, 2020 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended May 1, 2021 (Unaudited) and May 2, 2020 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended May 1, 2021 (Unaudited) and May 2, 2020 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	14

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

Signatures		16

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	May 1, 2021	October 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,227,818	$30,305,902
Certificates of Deposit	2,088,805	4,602,307
Short-term investments	562,719	358,960
Accounts receivable—trade	1,817,588	790,046
Note receivable	29,110	35,997
Mortgage notes receivable	23,752	20,162
Income taxes receivable	—	105,676
Inventories	10,179,102	9,294,677
Pre-owned homes, net	552,375	441,937
Prepaid expenses and other current assets	1,637,504	1,014,849

Total current assets	50,118,773	46,970,513
Property, plant and equipment, net	6,918,792	5,142,714
Pre-owned homes, net	1,036,596	1,077,240
Note receivable, less current portion	—	6,573
Mortgage notes receivable, less current portion	222,556	227,509
Mobile home park note receivable	2,481	—
Other investments	1,755,121	1,729,364
Deferred income taxes	—	3,598
Operating lease right of use assets	694,629	715,368
Cash surrender value of life insurance	3,885,002	3,795,902
Other assets	156,287	156,287

Total assets	$64,790,237	$59,825,068

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,285,506	$928,095
Accrued compensation	706,736	670,520
Accrued expenses and other current liabilities	1,484,542	1,383,833
Income taxes payable	219,456	—
Operating lease obligation	30,078	24,192
Customer deposits	10,145,824	5,098,633

Total current liabilities	13,872,142	8,105,273

Deferred income taxes	15,584	—
Operating lease obligation, less current portion	761,130	778,519

Total liabilities	14,648,856	8,883,792

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,632,100 and 3,631,196 outstanding, respectively	536,491	536,491
Additional paid in capital	10,733,434	10,694,554
Retained earnings	57,134,654	57,976,051
Less treasury stock at cost, 1,732,807 shares in 2021 and 1,733,711 shares in 2020	(18,263,198)	(18,265,820)

Total stockholders’ equity	50,141,381	50,941,276

Total liabilities and stockholders’ equity	$64,790,237	$59,825,068

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2021	2020	2021	2020
Net sales	$14,742,900	$10,202,502	$23,814,411	$19,646,354
Cost of sales	(11,130,215)	(7,065,007)	(17,704,279)	(13,619,010)

Gross profit	3,612,685	3,137,495	6,110,132	6,027,344
Selling, general and administrative expenses	(1,550,513)	(1,222,628)	(2,823,894)	(2,478,772)

Operating income	2,062,172	1,914,867	3,286,238	3,548,572

Other income (loss):
Interest income	52,474	84,273	83,130	186,156
Undistributed earnings in joint venture - Majestic 21	12,049	20,398	25,757	40,270
Proceeds received under escrow arrangement	—	189,285	45,868	272,394
Increase (decrease) in fair value of equity investment	123,803	(176,733)	203,759	(180,526)
Miscellaneous	17,945	8,649	25,265	19,594

Total other income	206,271	125,872	383,779	337,888

Income before provision for income taxes	2,268,443	2,040,739	3,670,017	3,886,460
Income tax expense	(543,505)	(490,735)	(879,314)	(936,315)

Net income	$1,724,938	$1,550,004	$2,790,703	$2,950,145

Weighted average number of shares outstanding:
Basic	3,632,195	3,632,614	3,632,060	3,646,000
Diluted	3,642,501	3,633,933	3,638,140	3,647,329
Net income per share:
Basic	$0.47	$0.43	$0.77	$0.81
Diluted	$0.47	$0.43	$0.77	$0.81

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended May 1, 2021 and May 2, 2020

(Unaudited)

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive	Treasury
	Stock Shares	Stock	Paid-in-Capital	Earnings	Income	Stock	Total
Balance at October 31, 2020	3,631,196	$536,491	$10,694,554	$57,976,051	$—	$(18,265,820)	$50,941,276
Stock-based compensation	—	—	20,521	—	—	—	20,521
Exercise of employee stock options	1,250	—	1,950	—	—	13,175	15,125
Net income	—	—	—	1,065,765	—	—	1,065,765

Balance at January 30, 2021	3,632,446	536,491	10,717,025	59,041,816	—	(18,252,645)	52,042,687
Cash dividend	—	—	—	(3,632,100)	—	—	(3,632,100)
Purchase of treasury stock	(346)	—	—	—	—	(10,553)	(10,553)
Stock-based compensation	—	—	16,409	—	—	—	16,409
Net income	—	—	—	1,724,938	—	—	1,724,938

Balance at May 1, 2021	3,632,100	$536,491	$10,733,434	$57,134,654	$—	$(18,263,198)	$50,141,381

Balance at November 2, 2019	3,664,070	$536,491	$10,687,662	$55,298,750	$389,164	$(17,445,752)	$49,466,315
Adoption of ASU 2016-1	—	—	—	389,164	(389,164)	—	—
Adoption of ASU 2016-1	—	—	—	(64,591)	—	—	(64,591)

Balance at November 2, 2019 as adjusted	3,664,070	536,491	10,687,662	55,623,323	—	(17,445,752)	49,401,724
Purchase of treasury stock	(14,400)	—	—	—	—	(345,600)	(345,600)
Stock-based compensation	—	—	906	—	—	—	906
Net income	—	—	—	1,400,141	—	—	1,400,141

Balance at February 1, 2020	3,649,670	536,491	10,688,568	57,023,464	—	(17,791,352)	50,457,171
Cash dividend	—	—	—	(3,630,970)	—	—	(3,630,970)
Purchase of treasury stock	(18,700)	—	—	—	—	(476,850)	(476,850)
Stock-based compensation	—	—	906	—	—	—	906
Net income	—	—	—	1,550,004	—	—	1,550,005

Balance at May 2, 2020	3,630,970	$536,491	$10,689,474	$54,942,498	$—	$(18,268,202)	$47,900,261

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 1,	May 2,
	2021	2020
Cash flows from operating activities:
Net income	$2,790,703	$2,950,145
Adjustments to reconcile net income to net cash provide by operating activities:
Depreciation	94,815	78,906
Deferred income taxes	19,182	33,794
Undistributed earnings in joint venture—Majestic 21	(25,757)	(40,270)
(Increase) Decrease in fair market value of equity investments	(203,759)	180,526
Stock-based compensation	36,930	1,812
Amortization of operating lease right of use assets	20,739	17,840
Decrease (increase) in:
Accounts receivable—trade	(1,027,542)	857,602
Inventories	(884,425)	44,142
Pre-owned homes	(69,794)	(363,729)
Prepaid expenses and other current assets	(622,655)	143,771
Interest receivable	(14,118)	(93,420)
Income tax receivables	105,676	—
(Decrease) increase in:
Accounts payable	357,411	(357,779)
Accrued compensation	36,216	(226,639)
Accrued expenses and other current liabilities	100,709	(688,836)
Income taxes payable	219,456	(1,983,950)
Customer deposits	5,047,191	(1,373,367)

Net cash provide by (used in) operating activities	5,980,978	(819,452)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,870,893)	(248,655)
Purchase of certificates of deposit	—	(20,000)
Proceeds from certicates of deposit	2,496,000	—
Collections on interest receivable	31,620	50,998
Collections on mortgage notes receivable	1,363	1,308
Collections on equipment and other notes receivable	13,460	33,986
Issuance of mobile home park note receivable	(2,481)	—
Increase in cash surrender value of life insurance	(89,100)	(96,000)

Net cash provided by (used in) investing activities	579,969	(278,363)

Cash flows from financing activities:
Payment of cash dividend	(3,632,100)	(3,630,970)
Proceeds from excerise of employee stock option	15,125	—
Purchase of treasury stock	(10,553)	(822,450)
Reduction of operating lease obligation	(11,503)	(6,270)

Net cash used in financing activities	(3,639,031)	(4,459,690)

Increase (decrease) in cash and cash equivalents	2,921,916	(5,557,505)
Cash and cash equivalents at beginning of year	30,305,902	22,533,965

Cash and cash equivalents at end of period	$33,227,818	$16,976,460

Supplemental disclosure of cash flows information:
Income taxes paid	$535,000	$2,965,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed financial statements for the three and six months ended May 1, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended May 1, 2021 are not necessarily indicative of the results of the full fiscal year.

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

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s condensed consolidated balance sheets. Consigned inventory was $1,052,059 and $1,277,681 as of May 1, 2021 and October 31, 2020, respectively.

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

Other inventory costs are determined on a first-in, first-out basis. A breakdown of the elements of inventory is as follows:

	May 1,	October 31,
	2021	2020
Raw materials	$1,415,876	$1,203,282
Work-in-process	97,879	107,651
Inventory consigned to affiliated entities	1,052,060	1,277,681
Finished homes	7,465,306	6,543,861
Model home furniture	147,981	162,202

Inventories	$10,179,102	$9,294,677

Pre-owned homes	$1,728,206	$1,686,373
Inventory impairment reserve	(139,235)	(167,196)

	1,588,972	1,519,177
Less homes expected to sell in 12 months	(552,375)	(441,937)

Pre-owned homes, long-term	$1,036,596	$1,077,240

Note 3 Short-term Investments

The following is a summary of short-term investments (available for sale):

	May 1, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$394,789	$—	$562,719

	October 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$191,030	$—	$358,960

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	May 1, 2021
	Level 1	Level 2	Level 3
Equity securities in a public company	$562,719	$—	$—

	October 31, 2020
	Level 1	Level 2	Level 3
Equity securities in a public company	$358,960	$—	$—

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

Revenues by net sales from manufactured housing, pre-owned homes and insurance agent commissions are as follows:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2021	2020	2021	2020
Manufactured housing
Homes sold through Company owned sales centers	$12,361,377	$7,863,318	$19,904,559	$14,621,849
Homes sold to independent dealers	1,624,113	2,108,226	2,827,849	4,261,548
Homes sold through manufactured home parks	431,210	105,017	649,645	464,759

	$14,416,700	$10,076,561	$23,382,053	$19,348,156
Pre-owned homes	243,557	53,169	283,744	158,678
Insurance agent commissions	82,643	72,772	148,614	139,520

Total net sales	$14,742,900	$10,202,502	$23,814,411	$19,646,354

Note 7 Operating Leases

The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through December 2021. The Company also leases certain equipment under unrelated operating leases. These leases have varying renewal options. To offset expiring leases, the Company purchased the land for the Ocala South retail sales center in March 2021 for $500,000 and the Tavares retail sales center in January 2021 for $245,000.

Right of use assets are included as a non-current asset in the amount of $694,629, net of amortization in the consolidated Balance Sheet as of May 1, 2021.

Based on the terms of the lease agreements, all of the Company’s leases are classified as operating leases. The weighted average remaining lease term and weighted average discount rate of the operating leases is 8.65 years and 2.94%, respectively.

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease. Individual components of the total lease cost incurred by the Company in the amount of $98,162 for the six months ended May 1, 2021.

The amount of future minimum lease payments under operating leases are as follows:

Operating Lease
Undiscounted future minimum lease payments:
2021 (6 months remaining)	$31,776
2022	68,401
2023	74,322
2024	80,955
2025	88,388
Thereafter	458,175

Total	802,017
Amount representing imputed interest	(10,809)

Total operating lease liability	791,208
Current portion of operating lease liability	30,078

Operating lease liability, non-current	$761,130

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues in the second quarter of 2021 increased 45% to $14,742,900 compared to $10,202,502 in the second quarter of 2020. Total net sales for the first six months of 2021 increased 21% to $23,814,411 compared to $19,646,354 for the first six months of 2020. The Company reported net income of $1,724,938 in the second quarter of 2021, compared to a net income of $1,550,004 during the second quarter of 2020. Net income for the first six months of 2021 was $2,790,703 compared to a net income of $2,950,145 for the first six months of 2020. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2020 through May 2021 were up approximately 6% from the same period last year. In addition, the lack of lenders in our industry, partly as a result of an increase in government regulations, still adversely affects our results by limiting many affordable manufactured housing buyers from purchasing homes. Since May of 2020, the Company has experienced unprecedented inflation in most building products, with no immediate relief in sight resulting in significant increases to our material costs and a corresponding decrease in gross profits.

The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2021	2020	2021	2020
New homes sold through Company owned sales centers	132	90	214	162
Pre-owned homes sold through Company owned sales centers	5	2	6	4
Homes sold to independent dealers	49	52	89	108
Total new factory built homes produced	178	143	328	266
Average new manufactured home price—retail	$91,217	$89,135	$90,080	$91,915
Average new manufactured home price—wholesale	$47,578	$42,985	$47,549	$43,724
As a percent of net sales:
Gross profit from the Company owned retail sales centers	15%	20%	15%	20%
Gross profit from the manufacturing facilities - including intercompany sales	18%	22%	18%	24%

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

On June 5, 2021 the Company celebrated its 54th anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers in Florida for over 30 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2021 were $82,643 compared to $72,772 in the second quarter of 2020. Total insurance agent commission revenues for the first six months of 2021 were $148,614 compared to $139,520 for the first six months of 2020. The increase in insurance agent commissions in the first six months of 2020 were due to more new policies and renewals generated which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at May 1, 2021and October 31, 2020.

Gross profit as a percentage of net sales was 25% in the second quarter of 2021 compared to 31% for the second quarter of 2020 and was 26% for the first six months of 2021 compared to 31% for the first six months of 2020. The gross profit in the second quarter of 2021 was $3,612,685 compared to $3,137,495 in the second quarter of 2020 and was $6,110,132 for the first six months of 2021 compared to $6,027,344 for the first six months of 2020. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The decrease in gross profit as a percentage of net sales is primarily due to the unprecedented inflation in most building products which increased the material cost of each home manufactured in first and second quarter 2021. We are monitoring this situation and will continue to adjust our selling prices to help offset the higher costs on each home.

Selling, general and administrative expenses as a percent of net sales was 11% in second quarter of 2021 compared to 12% in the second quarter of 2020 and was 12% for the first six months of 2021 compared to 13% for the first six months of 2020. Selling, general and administrative expenses in second quarter of 2021 was $1,550,513 compared to $1,222,628 in the second quarter of 2020 and was $2,823,894 for the first six months of 2021 compared to $2,478,772 for the first six months of 2020. The increase in expenses in 2021 were due to the increase in variable expenses which were a direct result of employee benefits compensation due to the increase in sales.

We earned interest income of $52,474 for the second quarter of 2021 compared to $84,273 for the second quarter of 2020. For the first six months of 2021, interest income was $83,130 compared to $186,156 in the first six months of 2020. The decrease is primarily due to the decline in the investment rates and the decrease in the monies invested.

Our earnings from Majestic 21 in the second quarter of 2021 were $12,049 compared to $20,398, for the second quarter of 2020. Earnings from Majestic 21 for the first six months of 2021 were $25,757 compared to $40,270 for the first six months of 2020. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio will continue to decrease due to the amortization, maturity and payoff of the loans.

We received no distributions in the second quarter of 2021 compared to $189,285 in the second quarter of 2020 and $45,868 for the first six months of 2021 compared to $272,394 for the first six months of 2020. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relates to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received. The earnings from the FRSA loan portfolio will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income in the second quarter of 2021 of $2,268,443 as compared to $2,040,739 in the second quarter of 2020. The pre-tax income for the first six months of 2021 was $3,670,017 as compared to $3,886,460 in first six months of 2020.

The Company recorded an income tax expense in the amount of $543,505 in the second quarter of 2021 as compared to $490,735 in second quarter 2020. Income tax expense for the six months of 2021 was $879,314 compared to $936,315 for the six months of 2020.

We reported net income of $1,724,938 for the second quarter of 2021 or $0.47 per share, compared to $1,550,004 or $0.43 per share, for the second quarter of 2020. For the first six months of 2021 net income was $2,790,703 or $0.77 per share, compared to $2,950,145 or $0.81 per share, in the first six months of 2020.

Liquidity and Capital Resources

Cash and cash equivalents were $33,227,818 at May 1, 2021 compared to $30,305,902 at October 31, 2020. Certificates of deposit were $2,088,805 at May 1, 2021 compared to $4,602,307 at October 31, 2020. Short-term investments were $562,719 at May 1, 2021 compared to $358,960 at October 31, 2020. Working capital was $36,246,631 at May 1, 2021 as compared to $38,865,240 at October 31, 2020. The Company purchased the land for the Ocala South retail sales center in March 2021 for $500,000, the Tavares retail sales center in January 2021 for $245,000 and land in Ocala for a future retail sales center in February 2021 for $1,040,000. The Company paid a one-time cash dividend of $1.00 per common share in March 2021 for $3,632,100. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned, repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. We have a material commitment for a significant capital expenditure. Depending upon when the Company receives the building permit, we plan to build an 11,900 square foot frame shop to manufacture our frames on our current manufacturing plant property.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $3.8 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of May 1, 2021, the Company continued to report a strong balance sheet which included total assets of approximately $65 million which was funded primarily by stockholders’ equity of approximately $50 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 1, 2021.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Items 3 through 5.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases by the Company of its common stock during the three months ended May 1, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Maximum number of shares that may yet be purchased under the plans or programs*
Jan 31 – Feb 27, 2021	346	$30.50	346	199,654
Feb 28 – Mar 27, 2021	—	—	—	199,654
Mar 28 – May 1, 2021	—	—	—	199,654

*

In September 2020 the Company’s Board of Directors authorized 200,000 shares to be repurchased during fiscal year 2021 in the open market. During the first six months ended May 1, 2021 management has repurchased an aggregate of 346 shares of common stock and is authorized to purchase up to an additional 199,654 shares.

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

NOBILITY HOMES, INC.

DATE: June 15, 2021	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 15, 2021	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President, and Chief Financial Officer

DATE: June 15, 2021	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer and Principal Accounting Officer