Form 10-Q
period 2021-07-31
NOBILITY HOMES INC
filed 2021-09-10
CIK 72205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2021
Commission File number
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
of the Exchange Act).    Yes  ☐;    No  ☒.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding on
Title of Class	September 10, 2021
Common Stock	3,532,100

NOBILITY HOMES, INC.
INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of July 31, 2021 (Unaudited) and October 31, 2020	3

	Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2021 (Unaudited) and August 1, 2020 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended July 31, 2021 (Unaudited) and August 1, 2020 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2021 (Unaudited) and August 1, 2020 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	16

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

Signatures		18

NOBILITY HOMES, INC.
Condensed Consolidated Balance Sheets

	July 31, 2021	October 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,720,078	$30,305,902
Certificates of deposit	2,090,910	4,602,307
Short-term investments	562,270	358,960
Accounts receivable—trade	1,134,675	790,046
Note receivable	41,636	35,997
Mortgage notes receivable	22,217	20,162
Income taxes receivable	81,262	105,676
Inventories	9,428,923	9,294,677
Pre-owned homes, net	678,303	441,937
Prepaid expenses and other current assets	1,370,339	1,014,849

Total current assets	49,130,613	46,970,513
Property, plant and equipment, net	6,916,778	5,142,714
Pre-owned homes, net	716,582	1,077,240
Note receivable, less current portion	44,595	6,573
Mortgage notes receivable, less current portion	223,762	227,509
Mobile home park note receivable	72,731	—
Other investments	1,775,323	1,729,364
Deferred income taxes	0	3,598
Operating lease right of use assets	684,142	715,368
Cash surrender value of life insurance	3,929,552	3,795,902
Other assets	156,287	156,287

Total assets	$63,650,365	$59,825,068

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$818,230	$928,095
Accrued compensation	441,760	670,520
Accrued expenses and other current liabilities	1,427,862	1,383,833
Operating lease obligation	33,039	24,192
Customer deposits	12,350,225	5,098,633

Total current liabilities	15,071,116	8,105,273

Deferred income taxes	86,413	—
Operating lease obligation, less current portion	752,300	778,519

Total liabilities	15,909,829	8,883,792

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,532,100 and 3,631,196 outstanding, respectively	536,491	536,491
Additional paid in capital	10,749,843	10,694,554
Retained earnings	58,185,400	57,976,051
Less treasury stock at cost, 1,832,807 shares in 2021 and 1,733,711 shares in 2020	(21,731,198)	(18,265,820)

Total stockholders’ equity	47,740,536	50,941,276

Total liabilities and stockholders’ equity	$63,650,365	$59,825,068

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Net sales	$11,778,120	$8,800,410	$35,592,531	$28,446,764
Cost of sales	(9,265,376)	(6,361,500)	(26,969,655)	(19,980,510)

Gross profit	2,512,744	2,438,910	8,622,876	8,466,254
Selling, general and administrative expenses	(1,320,456)	(1,107,850)	(4,144,350)	(3,586,622)

Operating income	1,192,288	1,331,060	4,478,526	4,879,632

Other income (loss):
Interest income	62,491	53,209	145,621	239,365
Undistributed earnings in joint venture - Majestic 21	20,202	20,855	45,959	61,125
Proceeds received under escrow arrangement	75,156	64,053	121,024	336,447
(Decrease) increase market value of equity investment	(449)	21,475	203,310	(159,051)
Gain on sale of assets	—	32,041	—	32,041
Miscellaneous	48,169	12,910	73,434	32,504

Total other income	205,569	204,543	589,348	542,431

Income before provision for income taxes	1,397,857	1,535,603	5,067,874	5,422,063
Income tax expense	(347,111)	(375,465)	(1,226,425)	(1,311,780)

Net income	$1,050,746	$1,160,138	$3,841,449	$4,110,283

Weighted average number of shares outstanding:
Basic	3,599,133	3,631,089	3,621,084	3,641,048
Diluted	3,613,187	3,632,420	3,630,216	3,642,397
Net income per share:
Basic	$0.29	$0.32	$1.06	$1.13
Diluted	$0.29	$0.32	$1.06	$1.13
The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended July 31, 2021 and August 1, 2020
(Unaudited)

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive	Treasury
	Stock Shares	Stock	Paid-in-Capital	Earnings	Income	Stock	Total
Balance at October 31, 2020	3,631,196	$536,491	$10,694,554	$57,976,051	$—	$(18,265,820)	$50,941,276
Stock-based compensation	—	—	20,521	—	—	—	20,521
Exercise of employee stock
options	1,250	—	1,950	—	—	13,175	15,125
Net income	—	—	—	1,065,765	—	—	1,065,765

Balance at January 30, 2021	3,632,446	536,491	10,717,025	59,041,816	—	(18,252,645)	52,042,687
Cash dividend	—	—	—	(3,632,100)	—	—	(3,632,100)
Purchase of treasury stock	(346)	—	—	—	—	(10,553)	(10,553)
Stock-based compensation	—	—	16,409	—	—	—	16,409
Net income	—	—	—	1,724,938	—	—	1,724,938

Balance at May 1, 2021	3,632,100	536,491	10,733,434	57,134,654	—	(18,263,198)	50,141,381
Purchase of treasury stock	(100,000)	—	—	—	—	(3,468,000)	(3,468,000)
Stock-based compensation	—	—	16,409	—	—	—	16,409
Net income	—	—	—	1,050,746	—	—	1,050,746

Balance at July 31, 2021	3,532,100	$536,491	$10,749,843	$58,185,400	$—	$(21,731,198)	$47,740,536

Balance at November 2, 2019	3,664,070	$536,491	$10,687,662	$55,298,750	$389,164	$(17,445,752)	$49,466,315
Adoption of ASU 2016-01	—	—	—	389,164	(389,164)	—	—
Adoption of ASU 2016-02	—	—	—	(64,591)	—	—	(64,591)
Balance at November 2, 2019	—	—	—	—	—	—	—

as adjusted	3,664,070	536,491	10,687,662	55,623,323	—	(17,445,752)	49,401,724
Purchase of treasury stock	(14,400)	—	—	—	—	(345,600)	(345,600)
Stock-based compensation	—	—	906	—	—	—	906
Net income	—	—	—	1,400,141	—	—	1,400,141

Balance at February 1, 2020	3,649,670	536,491	10,688,568	57,023,464	—	(17,791,352)	50,457,171
Cash dividend	—	—	—	(3,630,970)	—	—	(3,630,970)
Purchase of treasury stock	(18,700)	—	—	—	—	(476,850)	(476,850)
Stock-based compensation	—	—	906	—	—	—	906
Net income	—	—	—	1,550,004	—	—	1,550,004

Balance at May 4, 2020	3,630,970	536,491	10,689,474	54,942,498	—	(18,268,202)	47,900,261
Stock-based compensation	226	—	4,174	—	—	2,382	6,556
Net income	—	—	—	1,160,138	—	—	1,160,138

Balance at August 1, 2020	3,631,196	$536,491	$10,693,648	$56,102,636	$—	$(18,265,820)	$49,066,955

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities:
Net income	$3,841,449	$4,110,283
Adjustments to reconcile net income to net cash provide by operating activities:
Depreciation	142,224	118,179
Deferred income taxes	90,011	60,055
Undistributed earnings in joint venture - Majestic 21	(45,959)	(61,125)
Gain on disposal of property, plant and equipment	—	(32,041)
(Increase) decrease in fair market value of equity investments	(203,310)	159,051
Stock-based compensation	53,340	8,368
Amortization of operating lease right of use assets	31,226	26,862
Decrease (increase) in:
Accounts receivable - trade	(344,629)	638,480
Inventories	(134,246)	(20,842)
Pre-owned homes	124,292	(385,597)
Prepaid expenses and other current assets	(355,490)	155,518
Interest receivable	(16,223)	(130,097)
Income tax receivables	24,414	—
(Decrease) increase in:
Accounts payable	(109,865)	(457,884)
Accrued compensation	(228,760)	(296,735)
Accrued expenses and other current liabilities	44,028	(883,146)
Income taxes payable	—	(2,016,132)
Customer deposits	7,251,592	69,067

Net cash provided by operating activities	10,164,094	1,062,264

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,916,288)	(270,365)
Purchase of certificates of deposit	—	(20,000)
Proceeds from certificates of deposit	2,496,000	2,024,000
Proceeds from disposal of property, plant and equipment	—	33,139
Collections on interest receivable	31,620	87,358
Collections on mortgage notes receivable	1,692	1,596
(Issuance of) collections o n equipment note receivable	(43,661)	66,218
Issuance of mobile home park note receivable	(72,731)	—
Increase in cash surrender value of life insurance	(133,650)	(144,000)

Net cash provided by investing activities	362,982	1,777,946

Cash flows from financing activities:
Payment of cash dividend	(3,632,100)	(3,630,970)
Proceeds from exercise of employee stock option	15,125	—
Purchase of treasury stock	(3,478,553)	(822,450)
Reduction of operating lease obligation	(17,372)	(9,507)

Net cash used in financing activities	(7,112,900)	(4,462,927)

Increase (decrease) in cash and cash equivalents	3,414,176	(1,622,717)
Cash and cash equivalents at beginning of year	30,305,902	22,533,965

Cash and cash equivalents at end of period	$33,720,078	$20,911,248

Supplemental disclosure of cash flows information:
Income taxes paid	$1,112,000	$3,368,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Nobility Homes, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation and Accounting Policies
The accompanying unaudited condensed consolidated financial statements for the three and nine months ended July 31, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form
10-Q.
Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended July 31, 2021 are not necessarily indicative of the results of the full fiscal year.
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
The Company acquired certain repossessed
pre-owned
inventory (Buy Back Inventory) in 2011 as part of an Amendment of the Finance Revenue Sharing Agreement with 21 st
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
Other
pre-owned
homes are acquired (Repossessions Inventory) as a convenience to the Company’s joint venture partner, 21st Mortgage Corporation. This inventory has been repossessed by 21 st
Mortgage Corporation or through mortgage foreclosure. The Company acquired this inventory at the amount of the uncollected balance of the financing at the time of the foreclosure/repossessions by 21st Mortgage Corporation. The Company records this inventory at cost determined on the specific identification method. All of the refurbishment costs are paid by 21 st
Mortgage Corporation. This arrangement assists 21
st
Mortgage Corporation with liquidation of their repossessed inventory. The timing of these repurchases by the Company is unpredictable as it is based on the repossessions 21 st
Mortgage Corporation incurs in the portfolio. When the home is sold, the Company retains the cost of the home, an interest factor on the cost of the home and a sales commission, from the sales proceeds. Any additional proceeds are paid to 21 st
Mortgage. Any shortfall from the proceeds to cover these amounts is paid by 21 st
Mortgage to the Company. As the Company has no risk of loss on the sale, there is no valuation allowance necessary for this inventory.

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s condensed consolidated balance sheets. Consigned inventory was $382,279 and $1,277,681 as of July 31, 2021 and October 31, 2020, respectively.
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

	July 31, 2021	October 31, 2020
Raw materials	$1,854,317	$1,203,282
Work-in-process	136,723	107,651
Inventory consigned to affiliated entities	382,279	1,277,681
Finished homes	6,910,596	6,543,861
Model home furniture	145,008	162,202

Inventories	$9,428,923	$9,294,677

Pre-owned homes	$1,510,484	$1,686,373
Inventory impairment reserve	(115,599)	(167,196)

	1,394,885	1,519,177
Less homes expected to sell in 12 months	(678,303)	(441,937)

Pre-owned homes, long-term	$716,582	$1,077,240

Note 3	Short-term Investments
The following is a summary of short-term investments (available for sale):

	July 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$394,340	$—	$562,270

	October 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$191,030	$—	$358,960

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments
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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	July 31, 2021
	Level 1	Level 2	Level 3
Equity securities in a public company	$562,270	$—	$—

	October 31, 2020
	Level 1	Level 2	Level 3
Equity securities in a public company	$358,960	$—	$—

Note 5	Net Income per Share
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

	Three Months Ended		Nine Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Manufactured housing
Homes sold through Company owned sales centers	$10,128,706	$6,252,906	$30,033,265	$20,874,755
Homes sold to independent dealers	833,904	1,998,720	3,661,753	6,260,268
Homes sold through manufactured home parks	458,955	380,875	1,108,600	845,634

	$ 11,421,565	$ 8,632,501	$ 34,803,618	$ 27,980,657
Pre-owned homes	288,261	95,011	572,005	253,689
Insurance agent commissions	68,294	72,898	216,908	212,418

Total net sales	$11,778,120	$8,800,410	$35,592,531	$28,446,764

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
asset in the amount of $684,142,
net of amortization in the condensed consolidated Balance Sheet as of July 31, 2021.
Based on the terms of the lease agreements, all of the Company’s leases are classified as operating leases. The weighted average remaining lease term and weighted average discount rate of the operating leases is 8.40 years and 3.0%, respectively.
Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease. Individual components of the total lease cost incurred by the Company in the amount of $136,872 for the nine months ended July 31, 2021.

The amount of future minimum lease payments under operating leases are as follows:

Operating Lease
Undiscounted future minimum lease payments:
2021 (3 months remaining)	$16,106
2022	68,401
2023	74,322
2024	80,955
2025	88,388
Thereafter	458,175

Total	786,347
Amount representing imputed interest	(1,008)

Total operating lease liability	785,339
Current portion of operating lease liability	(33,039)

Operating lease liability, non-current	$752,300

Note 8 Stockholders’ Equity and Related Party Transaction
During the nine months ended July 31, 2021, the Company repurchased 100,346 shares of its common stock for per share prices ranging from $30.50—$34.68 for an aggregate total of $3,478,553. Of these repurchased shares, 100,000 were from a related party for which the Company paid $34.68 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Total revenues in the third quarter of 2021 increased 34% to $11,778,120 compared to $8,800,410 in the third quarter of 2020. Total net sales for the first nine months of 2021 increased 25% to $35,592,531 compared to $28,446,764 for the first nine months of 2020. The Company reported net income of $1,050,746 in the third quarter of 2021, compared to a net income of $1,160,138 during the third quarter of 2020. Net income for the first nine months of 2021 was $3,841,449 compared to a net income of $4,110,283 for the first nine months of 2020. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2020 through July 2021 were up approximately 11% from the same period last year. The lack of lenders in our industry, still adversely affects our results by limiting many affordable manufactured housing buyers from purchasing homes. During third quarter of 2021, our production of homes was impacted due to the challenges in hiring additional factory workers and the unpredictable absenteeism of the
COVID-19
quarantine. These factors have continued in the fourth quarter of 2021. Also, production has incurred shortages in certain building products delaying the completion of the homes and has continued to experience inflation in most building products resulting in significant increases to our material costs and a corresponding decrease in gross profits. We have continued to focus on increasing production of homes due to the above challenges.
The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Nine Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
New homes sold through Company owned sales centers	104	70	318	232
Pre-owned homes sold through Company owned sales centers	6	3	12	7
Homes sold to independent dealers	26	51	115	159
Total new factory built homes produced	120	127	448	393
Average new manufactured home price—retail	$94,385	$91,017	$91,488	$91,644
Average new manufactured home price—wholesale	$51,919	$44,308	$48,720	$43,913
As a percent of net sales:
Gross profit from the Company owned retail
sales centers	17%	19%	17%	19%
Gross profit from the manufacturing facilities -
including intercompany sales	11%	20%	14%	22%
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

Insurance agent commission revenues in the third quarter of 2021 were $68,294 compared to $72,898 in the third quarter of 2020. Total insurance agent commission revenues for the first nine months of 2021 were $216,908 compared to $212,418 for the first nine months of 2020. The increase in insurance agent commissions in the first nine months of 2021 were due to more new policies and renewals generated which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at July 31, 2021 and October 31, 2020.
Gross profit as a percentage of net sales was 21% in the third quarter of 2021 compared to 28% for the third quarter of 2020 and was 24% for the first nine months of 2021 compared to 30% for the first nine months of 2020.    The gross profit in the third quarter of 2021 was $2,512,744 compared to $2,438,910 in the third quarter of 2020 and was $8,622,876 for the first nine months of 2021 compared to $8,466,254 for the first nine months of 2020. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned
homes sold. The decrease in gross profit as a percentage of net sales is primarily due to the continued inflation in most building products which increased the material cost of each home manufactured in all three quarters of 2021. We are continuing to monitoring this situation and will continue to adjust our selling prices to help offset some of the higher costs on each home.
Selling, general and administrative expenses as a percent of net sales was 11% in third quarter of 2021 compared to 13% in the third quarter of 2020 and was 12% for the first nine months of 2021 compared to 13% for the first nine months of 2020. Selling, general and administrative expenses in third quarter of 2021 was $1,320,456 compared to $1,107,850 in the third quarter of 2020 and was $4,144,350 for the first nine months of 2021 compared to $3,586,622 for the first nine months of 2020. The increase in expenses in 2021 were due to the increase in variable expenses which were a direct result of employee benefits compensation due to the increase in sales.
We earned interest income of $62,491 for the third quarter of 2021 compared to $53,209 for the third quarter of 2020. For the first nine months of 2021, interest income was $145,621 compared to $239,365 in the first nine months of 2020. The decrease during 2021 is primarily due to the decline in the investment rates and the decrease in the monies invested.
Our earnings from Majestic 21 in the third quarter of 2021 were $20,202 compared to $20,855, for the third quarter of 2020. Earnings from Majestic 21 for the first nine months of 2021 were $45,959 compared to $61,125 for the first nine months of 2020. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio will continue to decrease due to the amortization, maturity and payoff of the loans.
We received distributions in the third quarter of 2021 of $75,156 compared to $64,053 in the third quarter of 2020 and $121,024 for the first nine months of 2021 compared to $336,447 for the first nine months of 2020. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21 st
Mortgage Corporation and the Company. The distributions from the escrow arrangement, which relates to certain loans financed by 21 st
Mortgage Corporation, are recorded as income by the Company when received. The earnings from the FRSA loan portfolio will continue to decrease due to the amortization and payoff of the loans.
The Company realized
pre-tax
income in the third quarter of 2021 of $1,397,857 as compared to $1,535,603 in the third quarter of 2020. The pre-tax
income for the first nine months of 2021 was $5,067,874 as compared to $5,422,063 in first nine months of 2020.

The Company recorded an income tax expense in the amount of $347,111 in the third quarter of 2021 as compared to $375,465 in third quarter 2020. Income tax expense for the nine months of 2021 was $1,226,425 compared to $1,311,780 for the nine months of 2020.
We reported net income of $1,050,746 for the third quarter of 2021 or $0.29 per share, compared to $1,160,138 or $0.32 per share, for the third quarter of 2020. For the first nine months of 2021 net income was $3,841,449 or $1.06 per share, compared to $4,110,283 or $1.13 per share, in the first nine months of 2020.
Liquidity and Capital Resources
Cash and cash equivalents were $33,720,078 at July 31, 2021 compared to $30,305,902 at October 31, 2020. Certificates of deposit were $2,090,910 at July 31, 2021 compared to $4,602,307 at October 31, 2020. Short-term investments were $562,270 at July 31, 2021 compared to $358,960 at October 31, 2020. Working capital was $34,059,497 at July 31, 2021 as compared to $38,865,240 at October 31, 2020. During the first nine months of 2021, the Company repurchased an aggregate of 100,346 shares of its common stock for an aggregate of $3,478,553. The Company purchased the land for the Ocala South retail sales center in March 2021 for $500,000, the Tavares retail sales center in January 2021 for $245,000 and land in Ocala for a future retail sales center in February 2021 for $1,040,000. The Company paid a one-time
cash dividend of $1.00 per common share in March 2021 for $3,632,100. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned,
repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. We have a material commitment for a significant capital expenditure. Depending upon when the Company receives the building permit, we plan to build an 11,900 square foot frame shop to manufacture our frames on our current manufacturing plant property on our Ocala Florida property.
The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $3.9 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of July 31, 2021, the Company continued to report a strong balance sheet which included total assets of approximately $64 million which was funded primarily by stockholders’ equity of approximately $48 million.
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
pandemic or other health pandemic, competitive pricing pressures at both the wholesale and retail levels, inflation, increasing material costs (including forest based products) or availability of materials due to potential supply chain interruptions (such as current inflation with forest products and supply issues with vinyl siding and PVC piping), changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack, any armed conflict involving the United States and the impact of inflation.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2021.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES
There were no reportable events for Item 1 and Items 3 through 5.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table represents information with respect to purchases by the Company of its common stock during the three months ended July 31, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Maximum number of shares that may yet be purchased under the plans or programs*
May 2 – May 29, 2021	0	0	0	199,654
May 30 – Jun 26, 2021	0	0	0	199,654
Jun 27 – Jul 31, 2021	100,000	$34.68	100,000	99,654

*
In September 2020 the Company’s Board of Directors authorized 200,000 shares to be repurchased during fiscal year 2021 in the open market. During the first nine months ended July 31, 2021 management has repurchased an aggregate of 100,346 shares of common stock and is authorized to purchase up to an additional 99,654 shares.

Item 6. Exhibits

31.	(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.	(a) Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350
(b) Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101.	Interactive data filing formatted in IXBRL

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: September 10, 2021	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: September 10, 2021	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President, and Chief Financial Officer

DATE: September 10, 2021	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer and Principal Accounting Officer