Form 10-K
period 2021-11-06
NOBILITY HOMES INC
filed 2022-02-04
CIK 72205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 6, 2021

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
of the Exchange Act).    Yes  ☐    No  ☒
AUDITOR FIRM PCAOB ID:
229
    AUDITOR NAME:
DASZKAL BOLOTON LLP
    AUDITOR LOCATION CITY STATE:
JUPITER FLORIDA
The aggregate market value of the common stock held by
non-affiliates
of the registrant (645,004) shares), based on the closing price on the over-the-counter
market on April 30, 2021 (the last business day of the second quarter of fiscal 2021), was approximately
$21.2 million.
The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding on February 4, 2022
Common Stock	3,532,796
DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held March 4, 2022	Part III, Items 10-14

PART I

Item 1.	Business
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
Manufactured Homes
Nobility’s homes are available in approximately 100 active models sold under the trade names “Kingswood,” “Richwood,” “Tropic Isle,” “Regency Manor,” and “Tropic Manor.” The homes, ranging in size from 464 to 2,800 square feet and containing from one to five bedrooms, are available in:

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
Nobility’s homes are sold primarily as unfurnished dwellings ready for permanent occupancy. Interiors are designed and color coordinated in a range of decors. Depending on the size of the unit and quality of appliances and other appointments, retail prices for Nobility’s homes typically range from approximately $54,000 to $189,000. Most of the prices of Nobility’s homes are considered by it to be within the low to medium price range of the industry.
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
Retail Sales
Prestige Home Centers, Inc., our wholly-owned subsidiary, operates ten retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 87% and 79% of Nobility’s sales during fiscal years 2021 and 2020, respectively.
Each of Prestige’s retail sales centers are located within 350 miles of Nobility’s Ocala manufacturing facility. Prestige owns the land at eight of its retail sales centers and leases the remaining two retail sales centers from unaffiliated parties.
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

The retail sale of manufactured homes is a highly competitive business. Because of the number of retail sales centers located throughout Nobility’s market area, potential customers typically can find several sales centers within a 100 mile radius of their present home. Prestige competes with over 80 other retailers in its primary market area, some of which may have greater financial resources than Prestige. In addition, manufactured homes offered by Prestige compete with site-built housing.
Prestige does not itself finance customers’ new home purchases. Financing for home purchases has historically been available from other independent sources that specialize in manufactured housing lending and banks that finance manufactured home purchases. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources.
Insurance and Financial Services
Mountain Financial, Inc., a wholly-owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third party insurance companies other than agency agreements with various insurance carriers. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2021 and 2020.
Wholesale Sales to Manufactured Home Communities
Nobility also sells its homes on a wholesale basis through two full-time salespersons to approximately 36 manufactured home communities and independent dealers. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers.
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

The coronavirus
(“COVID-19”)
pandemic has resulted in government authorities implementing numerous measures to try to contain the virus. We were labeled an essential business and never closed our manufacturing plant or retail sales centers. The government measures as well as the public reaction to
COVID-19
and the various variants had a negative impact on customer traffic (and corresponding sales) within our centers and the operations of our business partners. While our manufacturing operations have continued, an outbreak in our manufacturing facility would impact our ability to produce new homes. There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, which could cause disruptions to our business in the future. In addition, whether caused by
COVID-19
or other factors, we have experienced unprecedented inflation and shortages in many material products, and difficulty in hiring additional and retaining production workers, with no immediate relief in sight that have resulted in increases to our material and labor costs. The Company is monitoring these issues and has adjusted our selling prices accordingly to help offset the higher costs.
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
Employees
As of January 7, 2022, the Company had 131 full-time employees, including 33 employed by Prestige. Approximately 74 employees are factory personnel compared to approximately 78 in such positions a year ago and 57 are in management, administrative, supervisory, sales and clerical positions compared to approximately 69 a year ago. In addition, Nobility employs part-time employees when necessary.
The Company has managerial, administrative, supervisory, sales and manufacturing employees. We have a focus on safety and being drug free in our manufacturing operations.
Historically, we have had low turnover rates with our employees, other than with respect to our manufacturing employees. It is currently difficult for us to attract long-term quality employees for our manufacturing operations. We have experienced disruption in production as a result of our inability to find labor. We are working on developing programs designed to cause less turnover, although have not been successful to date.
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
As of February 4, 2022, Nobility owned one manufacturing plant as follows:

Location	Approximate Size
3741 SW 7th Street Ocala, Florida	72,000 sq. ft.
Nobility’s Ocala facility is located on approximately 35.5 acres of land on which an additional two-story
structure adjoining the plant serves as Nobility’s corporate offices. The plant, which is of metal construction, is in good condition and requires little maintenance.

Prestige owns the properties on which it’s Ocala South, Ocala North, Auburndale, Inverness, Tavares, Panama City, Yulee and Punta Gorda, Florida retail sales centers are located. Prestige leases the property for its other two retail sales centers. The Company purchased the land for the Tavares retail sales center in January 2021 for $245,000, land in Ocala for a future retail sales center in February 2021 for $1,040,000 and the land for the Ocala South retail sales center in March 2021 for $500,000. In December 2017 Prestige executed a lease to open an eleventh retail sales center in north Florida and did not open the retail sales center due to the difficulty in obtaining homes from the manufacturing facility and the hiring of a sales staff. This lease expired in December 2021.

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
Holders
At January 31, 2022 the approximate number of holders on record of common stock was 89 (not including individual participants in security position listings).
Dividends
The Board of Directors declared a
one-time
cash dividend of $1.00 per common share for fiscal year 2020 paid to stockholders of record as of March 12, 2021. Any future determination to pay dividends will be at the discretion of our Board of Directors.
Securities Authorized for Issuance under Equity Compensation Plans
The following table displays equity compensation plan information as of the end of the fiscal year ended November 6. 2021 (see Note 13 to the Company’s financial statement included herein).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	47,300	$24.41	N/A	*
Equity compensation plans not approved by security holders	N/A	N/A	252,700	*

Total	47,300	$24.41	252,700

*	The Nobility Homes, Inc. 2011 Stock Incentive Plan was amended by the Board of Directors to extend the termination date from June 2021 until June 1, 2026.
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
The Company did not repurchase any shares of its common stock during the fourth quarter ended November 6. 2021.
In September 2021, the Company’s Board of Directors authorized management to repurchase up to 200,000 shares of the Company’s common stock for fiscal year 2022 in the open market.
In September 2020 the Company’s Board of Directors authorized 200,000 share to be repurchased during fiscal year 2021 in the open market. During the twelve months ended November 6, 2021 management repurchased an aggregate of 100,346 share of common stock.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2021 and 2020, Nobility continued to experience consumer demand for affordable manufactured homes in Florida. Our three, four and five bedroom manufactured homes are favored by families, compared with the one, two and three-bedroom homes that typically appeal to the retirement buyers who reside in the manufactured housing communities.
In an effort to make manufactured homes more competitive with site-built housing, financing packages are available through third-party lenders to provide
(1) 30-year
financing, (2) an interest rate reduction program
(buy-down),
(3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.
Prestige maintains several outside financing sources that provide financing to retail homebuyers for its manufactured homes. The Company continually tries to develop relationships with new lenders, since established lenders will occasionally leave manufactured home lending. The lack of lenders in our industry, partly as a result of an increase in government regulations, still affects our results by limiting many affordable manufactured housing buyers from purchasing homes.
Prestige’s wholly-owned subsidiary, Mountain Financial, Inc., is an independent insurance agent and licensed loan originator. Mountain Financial provides automobile insurance, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes.
The
COVID-19
pandemic’s future impact on the housing market, production work force, supply of certain building products and the operations of the Company is difficult to forecast. We were deemed an essential business and never closed our manufacturing plant or retail sales centers. We implemented the recommended protocols to limit the exposure and transmission of
COVID-19,
but it has had a negative impact on customer traffic (and corresponding sales) within our sales centers, operations of the manufacturing facility and our business partners during the third and fourth quarters of fiscal 2021. We expect
COVID-19
to continue to negatively impact the Company and its retail customers during fiscal 2022.
The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 6, 2021 (fiscal year 2021) consisted of a fifty-three week period and the year ended October 31, 2020 (fiscal year 2020) consisted of a fifty-two
week period.

Results of Operations
Total net sales in fiscal year 2021 increased 8% to $45,062,558 compared to $41,612,307 in fiscal year 2020. The Company reported net income of $5,398,808 in fiscal year 2021, compared to a net income of $5,983,698 during fiscal year 2020. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2020 through October 2021 were up approximately 11% from the same period last year. During third and fourth quarters of 2021 our production of homes was impacted due to the challenges in hiring additional and retaining production workers and the unpredictable absenteeism of the
COVID-19
quarantine. Production has incurred shortages in many building products which has limited production and delayed the completion of the homes both at the manufacturing plant and the set up process in the field. The Company has continued to experience inflation in most building products resulting in increases to our material and labor costs and a corresponding decrease in gross profits.
The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years ended November 6, 2021 and October 31, 2020.

	2021	2020
New homes sold through Company owned sales centers	394	343
Pre-owned homes sold through Company owned sales centers	15	12
Homes sold to independent dealers	139	225
Total new factory built homes produced	557	547
Average new manufactured home price - retail	$93,824	$91,161
Average new manufactured home price - wholesale	$50,183	$43,758
As a percent of net sales:
Gross profit from the Company owned retail sales centers	17%	19%
Gross profit from the manufacturing facilities - including intercompany sales	15%	22%
Maintaining our strong financial position is vital for future growth and success. Our many years of experience in the Florida market, combined with home buyers’ increased need for more affordable housing, should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.
On June 5, 2021 we celebrated our 54
th
anniversary in business specializing in the design and production of quality, affordable manufactured and modular homes. With multiple retail sales centers in Florida for over 31 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.
Insurance agent commissions in fiscal year 2021 were $283,154 compared to $283,999 in fiscal year 2020. We have established appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 6, 2021 and October 31, 2020.
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
Gross profit as a percentage of net sales was 25% in fiscal year 2021 compared to 29% in fiscal year 2020. Our gross profit was $11,432,196 for fiscal year 2021 compared to $12,130,487 for fiscal year 2020. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned
homes sold. The decrease in gross profit as a percentage of net sales is primarily due to the continued inflation, shortages in certain building products and factory workers to work on the production line to build homes.
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
Selling, general and administrative expenses as a percent of net sales was 12% in fiscal year 2021 and in fiscal year 2020. Selling, general and administrative expenses were $5,286,172 for fiscal year 2021 compared to $4,984,318 for fiscal year 2020. The dollar increase in expenses in 2021 were due to the increase in variable expenses which were a direct result of employee benefits compensation due to the increase in sales.

The Company earned interest in the amount of $180,635 in fiscal year 2021 compared to $286,897 in fiscal year 2020. Interest income is dependent on our cash balance and available rates of return. The decrease during 2021 is primarily due to the decline in the investment rates and the decrease in the monies invested.
The Company earned $59,072 from its joint venture, Majestic 21, in fiscal year 2021 compared to $80,091 in fiscal year 2020. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio will continue to decrease due to the amortization, maturity and payoff of the loans.
We received $246,216 in fiscal year 2021 and $421,099 in fiscal year 2020 under an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21 st
Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21 st
Mortgage Corporation, are recorded in income by the Company as received, which has been the Company’s past practice. The earnings from the FRSA loan portfolio will continue to decrease due to the amortization and payoff of the loans.
The Company realized
pre-tax
income of $7,118,733 in fiscal year 2021 compared to a
pre-tax
income of $7,869,085 in fiscal year 2020.
The Company recorded an income tax expense of $1,719,925 in fiscal year 2021 compared to $1,885,387 in fiscal year 2020.
Net income in fiscal year 2021 was $5,398,808 or $1.50 per basic and diluted share and net income in fiscal year 2020 was $5,983,698 or $1.64 per basic and diluted share.
Liquidity and Capital Resources
Cash and cash equivalents were $36,126,059 at November 6, 2021 compared to $30,305,902 at October 31, 2020. Certificates of deposit were $2,093,015 at November 6, 2021 compared to $4,602,307 at October 31, 2020. Short-term investments were $621,928 at November 6, 2021 compared to $358,960 at October 31, 2020. Working capital was $35,563,355 at November 6, 2021 compared to $38,865,240 at October 31, 2020. A cash dividend was paid from our cash reserves in March 2021 in the amount of $1.00 per share ($3,632,100). During fiscal 2021, the Company repurchased an aggregate of 100,346 shares of its common stock for an aggregate of $3,478,553. The Company purchased the land for the Tavares retail sales center in January 2021 for $245,000, land in Ocala for a future retail sales center in February 2021 for $1,040,000 and land for the Ocala South retail sales center in March 2021 for $500,000. During fiscal 2020, the Company repurchased an aggregate of 33,100 shares of its common stock for an aggregate of $822,450. A cash dividend was paid from the Company’s cash reserves in March 2020 in the amount of $1.00 per share ($3,630,970)
.
We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned
and repossessed or foreclosed homes and do not incur any third party floor plan financing expenses. In December 2021, the Company broke ground to build an 11,900 square foot frame shop at a cost of approximately $1.1 million to manufacture the steel frames for our homes, on our current manufacturing plant property in Ocala Florida.
The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $3.9 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of November 6, 2021, the Company continued to report a strong balance sheet which included total assets of approximately $66 million which was funded primarily by stockholders’ equity of approximately $49 million.
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
See Note 4 “Related Party Transactions” to the Company’s financial statement included herein
The Company recognizes revenue from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 6, 2021 or October 31, 2020.
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

As of November 6, 2021, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21).
Forward Looking Statements
Certain statements in this report are unaudited or forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the amounts and expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the potential adverse impact on our business caused by the
COVID-19
pandemic or other health pandemics, competitive pricing pressures at both the wholesale and retail levels, inflation, increasing material costs (including forest based products) or availability of materials due to potential supply chain interruptions (such as current inflation with forest products and supply issues with vinyl siding and PVC piping), changes in market demand, changes in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack, any armed conflict involving the United States and the impact of inflation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Nobility Homes, Inc.
Ocala, Florida
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. (the “Company”) at November 6, 2021 and October 31, 2020, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year
period ended November 6, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Daszkal Bolton LLP
We have served as the Company’s auditor since 2018.
Jupiter, Florida
February 4, 2022

Nobility Homes, Inc.
Consolidated Balance Sheets
November 6, 2021 and October 31, 2020

	November 6, 2021	October 31,2020
Assets
Current assets:
Cash and cash equivalents	$36,126,059	$30,305,902
Certificates of deposit	2,093,015	4,602,307
Short-term investments	621,928	358,960
Accounts receivable—trade	680,228	790,046
Note receivable	32,825	35,997
Mortgage notes receivable	22,589	20,162
Income taxes receivable	—	105,676
Inventories	10,394,288	9,294,677
Pre-owned homes, net	542,081	441,937
Prepaid expenses and other current assets	1,821,267	1,014,849

Total current assets	52,334,280	46,970,513
Property, plant and equipment, net	6,847,780	5,142,714
Pre-owned homes, net	755,394	1,077,240
Note receivable, less current portion	38,895	6,573
Mortgage notes receivable, less current portion	222,459	227,509
Mobile home park note receivable	72,731	—
Other investments	1,788,436	1,729,364
Deferred income taxes	—	3,598
Operating lease right of use asset	1,597	715,368
Cash surrender value of life insurance	3,966,939	3,795,902
Other assets	156,287	156,287

Total assets	$66,184,798	$59,825,068

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$939,964	$928,095
Accrued compensation	555,222	670,520
Accrued expenses and other current liabilities	1,513,967	1,383,833
Income taxes payable	89,083	—
Operating lease obligation	1,597	24,192
Customer deposits	13,671,092	5,098,633

Total current liabilities	16,770,925	8,105,273

Deferred income taxes	99,568	—
Operating lease obligation, less current portion	—	778,519
Total liabilities	16,870,493	8,883,792

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued, 3,532,100 and 3,631,196 outstanding, respectively	536,491	536,491
Additional paid in capital	10,766,253	10,694,554
Retained earnings	59,742,759	57,976,051
Less treasury stock at cost, 1,832,807 shares in 2021 and 1,733,711 shares in 2020	(21,731,198)	(18,265,820)

Total stockholders’ equity	49,314,305	50,941,276

Total liabilities and stockholders’ equity	$66,184,798	$59,825,068

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.
Consolidated Statements of Income
For the years ended November 6, 2021 and October 31, 2020

	Year Ended
	November 6, 2021	October 31, 2020
Net sales	$45,062,558	$41,612,307
Cost of sales	(33,630,362)	(29,481,820)

Gross profit	11,432,196	12,130,487
Selling, general and administrative expenses	(5,286,172)	(4,984,318)

Operating income	6,146,024	7,146,169

Other income (loss):
Interest income	180,635	286,897
Undistributed earnings in joint venture—Majestic 21	59,072	80,091
Proceeds received under escrow arrangement	246,216	421,099
Increase (decrease) in fair value of equity investment	262,968	(155,406)
Gain on sale of assets	—	32,041
Miscellaneous	223,818	58,194

Total other income	972,709	722,916

Income before provision for income taxes	7,118,733	7,869,085
Income tax expense	(1,719,925)	(1,885,387)

Net income	5,398,808	5,983,698

Weighted average number of shares outstanding:
Basic	3,597,756	3,638,592
Diluted	3,607,448	3,639,950
Net income per share:
Basic	$1.50	$1.64
Diluted	$1.50	$1.64

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended November 6, 2021 and October 31, 2020

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at October 31, 2020	3,631,196	$536,491	$10,694,554	$57,976,051	$—	$(18,265,820)	$50,941,276
Cash dividend	—	—	—	(3,632,100)	—	—	(3,632,100)
Purchase of treasury stock	(100,346)	—	—	—	—	(3,478,553)	(3,478,553)
Stock-based compensation	—	—	69,749	—	—	—	69,749
Exercise of employee stock options	1,250	—	1,950	—	—	13,175	15,125
Net income	—	—	—	5,398,808	—	—	5,398,808

Balance at November 6, 2021	3,532,100	$536,491	$10,766,253	$59,742,759	$—	$(21,731,198)	$49,314,305

Balance at November 2, 2019	3,664,070	$536,491	$10,687,662	$55,298,750	$389,164	$(17,445,752)	$49,466,315
Adoption of ASU 2016-01	—	—	—	389,164	(389,164)	—	—
Adoption of ASU 2016-02	—	—	—	(64,591)	—	—	(64,591)

Balance at November 2, 2019 as adjusted	3,664,070	536,491	10,687,662	55,623,323	—	(17,445,752)	49,401,724
Cash dividend	—	—	—	(3,630,970)	—	—	(3,630,970)
Purchase of treasury stock	(33,100)	—	—	—	—	(822,450)	(822,450)
Stock-based compensation	226	—	6,892	—	—	2,382	9,274
Net income	—	—	—	5,983,698	—	—	5,983,698

Balance at October 31, 202 0	3,631,196	$536,491	$10,694,554	$57,976,051	$—	$(18,265,820)	$50,941,276

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.
Consolidated Statements of Cash Flows
For the years ended November 6, 2021 and October 31, 2020

	Year Ended
	November 6, 2021	October 31, 2020
Cash flows from operating activities:
Net income	$5,398,808	$5,983,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	186,320	180,047
Deferred income taxes	103,166	83,724
Undistributed earnings in joint venture—Majestic 21	(59,072)	(80,091)
Gain on disposal of property, plant and equipment	—	(32,041)
(Increase) decrease in fair value of equity investments	(262,968)	155,406
Stock-based compensation	69,750	9,274
Amortization of operating lease right of use assets	713,771	36,340
Decrease (increase) in:
Accounts receivable—trade	109,818	561,792
Inventories	(1,099,611)	1,322,101
Pre-owned homes	221,702	(379,946)
Prepaid expenses and other current assets	(806,420)	202,913
Interest receivable	(18,328)	(150,459)
Income taxes receivable	—	(105,676)
(Decrease) increase in:
Accounts payable	11,869	(183,121)
Accrued compensation	(115,298)	(78,106)
Accrued expenses and other current liabilities	130,135	(672,119)
Income taxes payable	194,759	(2,016,132)
Customer deposits	8,572,459	2,075,815

Net cash provided by operating activities	13,350,860	6,913,419

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,891,386)	(318,215)
Purchase of certificates of deposit	—	(20,000)
Proceeds from certificates of deposit	2,496,000	5,574,124
Proceeds from disposal of property, plant and equipment	—	33,139
Collections on interest receivable	31,620	147,603
Collections on mortgage notes receivable	2,623	2,373
Collections on equipment and other notes receivable	39,350	84,430
Issuance of equipment note receivable	(68,500)
Issuance of mobile home park not receivable	(72,731)	—
Increase in cash surrender value of life insurance	(171,037)	(177,928)

Net cash provided by investing activities	365,939	5,325,526

Cash flows from financing activities:
Payment of cash dividend	(3,632,100)	(3,630,970)
Proceeds from exercise of employee stock options	15,125	—
Proceeds from paycheck protection program	—	1,449,700
Return of proceeds from paycheck protection program	—	(1,449,700)
Purchase of treasury stock	(3,478,553)	(822,450)
Reduction of operating lease obligation	(801,114)	(13,588)

Net cash used in financing activities	(7,896,642)	(4,467,008)

Increase cash and cash equivalents	5,820,157	7,771,937
Cash and cash equivalents at beginning of year	30,305,902	22,533,965

Cash and cash equivalents at end of year	$36,126,059	$30,305,902

Supplemental disclosure of cash flow information:
Income taxes paid	$1,422,000	$4,002,000

The accompanying notes are an integral part of these financial statements.

NOTE 1 Reporting Entity and Significant Accounting Policies
Description of Business and Principles of Consolidation –
The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”), and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and licensed mortgage loan originator and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has one manufacturing plant in operation that is located in Ocala, Florida. At November 6, 2021, Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda.
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
Fiscal Year
–
The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 6, 2021 (fiscal year 2021) consisted of a fifty-three week period and the year ended October 31, 2020 (fiscal year 2020) consisted of a fifty-two
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

The accompanying notes are an integral part of these financial statements.

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
The Company recognizes revenues from its wholly-owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 6, 2021 and October 31, 2020.
Sales of homes to affiliated entities that are subject to contingent payment terms are considered inventory consignment arrangements. Revenue from such arrangements is recognized when the homes are sold to the end users and payment is collected by the affiliated entity.
See Note 4 “Related Party Transactions”.
Revenues by Products and Services
– Revenues by net sales from manufactured housing,
pre-owned
homes, and insurance agent commissions for the years ended November 6, 2021 and October 31, 2020 are as follows:

	2021	2020
Manufactured housing	$43,963,239	$40,775,887
Pre-owned homes	816,165	552,421
Insurance agent commissions	283,154	283,999

Total net sales	$45,062,558	$41,612,307

Cash and Cash Equivalents
–
The Company considers all money market accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Certificates of Deposit
– Certificates of deposits are recorded at cost plus accrued interest and have maturities of twelve months or less.
Accounts Receivable –
Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At November 6, 2021 or October 31, 2020, in the opinion of management, all accounts were considered fully collectible and, accordingly, no allowance was deemed necessary.
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

The accompanying notes are an integral part of these financial statements.

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
Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s consolidated balance sheets. Consigned inventory was $794,766 and $1,277,681 as of November 6, 2021 and October 31, 2020, respectively.
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
Investment in Majestic 21
–
Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity, 21 st
Mortgage Corporation (“21
st
Mortgage”). We have been allocated our share of net income and distributions on a
50/50 basis
since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact Majestic 21 economic performance therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 810, “Consolidations” (ASC 810). Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture. Based on management’s evaluation, there was no impairment of this investment at November 6, 2021 or October 31, 2020.
The Company entered into an arrangement in 2002 with 21
st
Mortgage to repurchase certain
pre-owned
homes. Under this arrangement or any other arrangement, the Company is not obligated to repurchase any foreclosed/repossessed units of Majestic 21 as it does not have a repurchase agreement or any other guarantees with Majestic 21. However, the Company buys from 21 st
Mortgage foreclosed/repossessed units from the Majestic 21 portfolio and acts as a remarketing agent. It resells those units through the Company’s network of retail centers which management believes benefits the historical loss experience of the joint venture. The only impact on the Company’s operations from this arrangement are commissions earned on the resale of these units and interest earned for the Company’s carrying costs of the units while in inventory.
See Note 14 “Commitments and Contingent Liabilities”.
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

The accompanying notes are an integral part of these financial statements.

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
Warranty Costs –
The Company provides for a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2021 and 2020 are as follows:

	2021	2020
Beginning accrued warranty expense	$125,000	$125,000
Less: reduction for payments	(465,549)	(419,731)
Plus: additions to accrual	465,549	419,731

Ending accrued warranty expense	$125,000	$125,000

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
Rebate Program –
The Company has a rebate program for some dealers based upon the number and type of home purchased, which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. There were no rebates earned by dealers during fiscal years 2021 and 2020.
Advertising –
Advertising for Prestige retail sales centers consists primarily of internet, newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expense amounted to approximately $141,581 and $144,600 for fiscal years 2021 and 2020, respectively.
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

The accompanying notes are an integral part of these financial statements.

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
Major Customers
–
There were no
customers
that accounted for more than 10% of our total net sales in fiscal year 2021 or 2020.
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
NOTE 2 Investments
The following is a summary of short-term investments (available for sale):

	November 6, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$453,998	$—	$621,928

The accompanying notes are an integral part of these financial statements.

	October 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$191,030	$—	$358,960

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

•
Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The following table represents the Company’s financial assets and liabilities which are carried at fair value at November 6, 2021 and October 31, 2020.

	November 6, 2021
	Level 1	Level 2	Level 3
Equity securities in a public company	$621,928	$—	$—

	October 31, 2020
	Level 1	Level 2	Level 3
Equity securities in a public company	$358,960	$—	$—

NOTE 4 Related Party Transactions
Affiliated Entities
TLT, Inc. –
Our President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). Our President owns between a 24.75% and a 56% direct and indirect interest in each of these limited partnerships. Our Executive Vice President owns between a 23.0% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2021 and 2020.
Repurchase of Common Stock
– In July 2021, the Company repurchased 100,000 shares of common stock from our President at $34.68 per share.

The accompanying notes are an integral part of these financial statements.

NOTE 5 Other Investments
Investment in Joint Venture – Majestic 21
–
During fiscal 1997, the Company contributed $250,000 for a 50% interest in a joint venture engaged in providing mortgage financing on manufactured homes. This investment is accounted for under the equity method of accounting.
While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a
50/50 basis
. Since all allocations are to be made on a 50/50 basis and the Company’s maximum exposure is limited to its investment in Majestic 21, management has concluded that the Company would not absorb a majority of Majestic 21’s expected losses nor receive a majority of Majestic 21’s expected residual returns; therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with ASC 810.
See Note 14 “Commitments and Contingent Liabilities”.
We received no distributions from the joint venture in fiscal year 2021 or 2020.
With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21.
NOTE 6 Inventories
A breakdown of the elements of inventory at November 6, 2021 and October 31, 2020 is as follows:

	November 6, 2021	October 31, 2020
Raw materials	$2,225,532	$1,203,282
Work-in-process	97,021	107,651
Inventory consigned to affiliated entities	794,766	1,277,681
Finished homes	7,140,880	6,543,861
Model home furniture	136,089	162,202

Inventories	$10,394,288	$9,294,677

Pre-owned homes	$1,297,475	$1,686,373
Less homes expected to sell in 12 months	(542,081)	(441,937)

Pre-owned homes, long-term	$755,394	$1,077,240

The accompanying notes are an integral part of these financial statements.

NOTE 7 Property, Plant and Equipment
Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	November 6, 2021	October 31, 2020
Land	—	$4,880,416	$3,092,463
Land improvements	10-20	1,245,975	1,245,975
Buildings and improvements	15-40	2,579,772	2,529,048
Machinery and equipment	3-10	1,038,455	985,746
Furniture and fixtures	3-10	301,889	301,889
Construction in progress	—	—	—

		10,046,507	8,155,121
Less accumulated depreciation		(3,198,727)	(3,012,407)

		$6,847,780	$5,142,714

Depreciation expense during the years ended November 6, 2021 and October 31, 2020 totaled $186,320 and $180,047, respectively.
NOTE 8 Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following:

	November 6, 2021	October 31, 2020
Accrued warranty expense	$125,000	$125,000
Accrued property and sales taxes	351,784	370,694
Other accrued expenses	1,037,183	888,139

Total accrued expenses and other current liabilities	$1,513,967	$1,383,833

NOTE 9 Proceeds Received Under Escrow Arrangement
The Company received $246,216 in fiscal year 2021 and $421,099 in fiscal year 2020 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21 st
Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21 st
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
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not reflect any amounts for interest and penalties in its 2021 or 2020 statements of operations, nor are any amounts accrued for interest and penalties at November 6, 2021 and October 31, 2020.

The accompanying notes are an integral part of these financial statements.

The provision for income taxes for the years ended consists of the following:

	November 6, 2021	October 31, 2020
Current tax expense:
Federal	$1,327,166	$1,524,703
State	289,593	283,877
Deferred tax (benefit)	103,166	76,807

Provision for income taxes	$1,719,925	$1,885,387

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	November 6, 2021	October 31, 2020
Provision—federal statutory tax rate	$1,494,934	$1,652,508
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	250,708	277,135
Permanent differences:
Stock option expirations	—	—
Decrease in FL corporate tax rate	(135)	(3,306)
Other comprehensive income	—	—
Other	(25,582)	(40,950)

Provision for income taxes	$1,719,925	$1,885,387

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	November 6, 2021	October 31, 2020
Deferred tax assets:
Allowance for doubtful accounts	$55,455	$56,864
Inventories	—	46,790
Prepaid Expenses	14,295	—
Accrued expenses	107,893	112,999
Other assets	17,789	23,224
Lease right of use liability	382	196,839
Stock-based compensation	19,502	2,894

Total deferred tax assets	215,316	439,610
Deferred tax liabilities:
Depreciation	(135,466)	(141,270)
Carrying value of investments	(109,146)	(47,435)
Amortization	(37,374)	(38,324)
Prepaid expenses	(32,516)	(33,562)
Lease right of use asset	(382)	(175,421)

Net deferred tax assets (liabilities)	$(99,568)	$3,598

The accompanying notes are an integral part of these financial statements.

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	November 6, 2021	October 31, 2020
Current assets (liabilities):
Deferred tax assets	$—	$—
Deferred tax liabilities	—	—

Net current deferred tax assets	—	—

Non-current assets (liabilities):
Deferred tax assets	215,316	439,610
Deferred tax liabilities	(314,884)	(436,012)

Net non-current deferred tax assets (liabilities)	(99,568)	3,598

Net deferred tax assets (liabilities)	$(99,568)	$3,598

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For fiscal years 2021 and 2020, the Company determined that a valuation reserve for the Company’s deferred tax assets was not considered necessary as the deferred tax assets were fully realizable.
NOTE 11 Stockholders’ Equity
Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 100,346 and 33,100 shares of its common stock during fiscal years 2021 and 2020, respectively.
NOTE 12 Stock Option Plan
In June 2011, the Company’s Board of Directors adopted and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee
directors. A total
of 300,000

shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. The Plan was amended by the Board of Directors to extend the termination date from June 2021 until June 1,
2026
. At November 6, 2021, 252,700 options were available for future grant under the Plan and 47,300 options were outstanding.
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2021 and 2020, the Company recognized compensation cost related to the vesting of stock options of approximately $69,750 and $3,624 respectively.

The accompanying notes are an integral part of these financial statements.

A summary of information with respect to options granted is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at November 2, 2019	2,750	$12.10	$12.10

Granted	24,550	24.00	24.00
Exercised	—	—	—
Canceled	—	—	—

Outstanding at October 3 1, 2020	27,300	$12.10 - 24.00	23.36

Granted	21,250	25.75	25.75
Exercised	1,250	12.10	12.10
Canceled	—	—	—

Outstanding at November 6, 2021	47,300	$12.10 - 25.75	$24.41	$453,662

The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2021 and the exercise price times the number of shares, that would have been received by the option holder had the option holder exercised their options on November 6, 2021.
The following table summarizes information about the outstanding stock options at November 6, 2021:

Options Outstanding				Options Exercisable
Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.10	1,500	1	$12.10	1,500	$12.10
$24.00	24,550	4	24.00	24,550	24.00
$25.75	21,250	5	25.75	21,250	25.75

	47,300	4.35	$24.41	47,300	$24.41

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
NOTE 13 Employee Benefit Plan
The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution, up to a maximum of 6% of an employee’s compensation. The contribution expense charged to operations amounted to approximately $219,900 and $175,000 in fiscal years 2021 and 2020, respectively.
NOTE 14 Commitments and Contingent Liabilities
Operating Leases –
The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through December 2021. The Company also leases certain equipment under unrelated operating leases.

The accompanying notes are an integral part of these financial statements.

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
Right of use assets are included as a
non-current
asset in the amount of $1,597, net of amortization in the consolidated Balance Sheet as of November 6, 2021.
Based on the terms of the lease agreements, all of the Company’s leases are classified as operating leases. The weighted average remaining lease term and weighted average discount rate of the operating leases is .08 years and 3.0%, respectively.
Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease. Individual components of the total lease cost incurred by the Company in the amount of $179,802 for the twelve months ended November 6, 2021.
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

The accompanying notes are an integral part of these financial statements.

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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 6, 2021 based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.
Changes in internal control over financial reporting.
There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

The accompanying notes are an integral part of these financial statements.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information is incorporated by reference pursuant to Instruction G of Form
10-K
from its definitive proxy statement for the 2022 annual meeting of shareholders.
The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one year terms.
Executive Officers

Terry E. Trexler (82)	Chairman of the Board and President of Nobility since 1967; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (58)	Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Jean Etheredge (76)	Secretary since 1967.

Lynn J. Cramer, Jr. (76)	Treasurer since 1980.
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
Our code of ethics is available on our website at www.nobilityhomes.com. You may also obtain a copy of the Nobility Homes, Inc. Code of Ethics, at no cost, by forwarding a written request to the Secretary, Nobility Homes, Inc., 3741 SW 7 th
Street, Ocala, Florida 34474.

Item 11.	Executive Compensation
Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form
10-K
from Nobility’s definitive proxy statement for the 2022 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form
10-K
from Nobility’s definitive proxy statement for the 2022 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form
10-K
from Nobility’s definitive proxy statement for the 2022 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services
Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form
10-K
from Nobility’s definitive proxy statement for the 2022 annual meeting of shareholders.

The accompanying notes are an integral part of these financial statements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedules
Report of Daszkal Bolton LLP
Consolidated Balance Sheets at November 6, 2021 and October 31, 2020
Consolidated Statements of Comprehensive Income for the Years Ended November 6, 2021 and October 31, 2020
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 6, 2021 and October 31, 2020
Consolidated Statements of Cash Flows for the Years Ended November 6, 2021 and October 31, 2020
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

The accompanying notes are an integral part of these financial statements.

(f)	Amendment No. 1 to 2011 Stock Incentive Plan (filed herewith).

21.1	Subsidiaries of Nobility.

23.1	Consent of Daszkal Bolton LLP

31.(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(b)	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.	Interactive data filing formatted in XBRL.

Item 16.	Form 10-K Summary
None.

The accompanying notes are an integral part of these financial statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NOBILITY HOMES, INC.

DATE: February 4, 2022	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive Officer)

DATE: February 4, 2022	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: February 4, 2022	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: February 4, 2022	By: /s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: February 4, 2022	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director

DATE: February 4, 2022	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: February 4, 2022	By: /s/ Arthur L. Havener
Arthur L. Havener, Director

The accompanying notes are an integral part of these financial statements.