Form 10-Q
period 2022-02-05
NOBILITY HOMES INC
filed 2022-03-22
CIK 72205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For the quarterly period ended February 5, 2022
Commission File number
000-06506

NOBILITY HOMES, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-1166102 (I.R.S. Employer Identification No.)

3741 S.W. 7th Street Ocala, Florida (Address of principal executive offices)	34474 (Zip Code)
(
352)
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
12b-2
of the Exchange Act).    Yes  ☐;    No  ☒.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on March 22 , 2022
Common Stock	3,532,976

NOBILITY HOMES, INC.
INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of February 5, 2022 (Unaudited) and November 6, 2021	3

	Condensed Consolidated Statements of Income for the three months ended February 5, 2022 (Unaudited) and January 30, 2021 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended February 5, 2022 (Unaudited) and January 30, 2021 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended February 5, 2022 (Unaudited) and January 30, 2021 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	14

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

Signatures		16

NOBILITY HOMES, INC.
Condensed Consolidated Balance Sheets

	February 5, 2022	November 6, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,932,257	$36,126,059
Certificates of deposit	—	2,093,015
Short-term investments	617,835	621,928
Accounts receivable - trade	493,504	680,228
Note receivable	23,905	32,825
Mortgage notes receivable	23,291	22,589
Inventories	10,902,578	10,394,288
Pre-owned homes, net	982,496	542,081
Prepaid expenses and other current assets	1,618,570	1,821,267

Total current assets	53,594,436	52,334,280
Property, plant and equipment, net	6,923,336	6,847,780
Pre-owned homes, net	—	755,394
Note receivable, less current portion	33,372	38,895
Mortgage notes receivable, less current portion	221,130	222,459
Mobile home park note receivable	136,509	72,731
Other investments	1,800,993	1,788,436
Operating lease right of use assets	—	1,597
Cash surrender value of life insurance	4,009,698	3,966,939
Other assets	156,287	156,287

Total assets	$66,875,761	$66,184,798

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$998,869	$939,964
Accrued compensation	592,998	555,222
Accrued expenses and other current liabilities	1,435,056	1,513,967
Income taxes payable	458,479	89,083
Operating lease obligation	—	1,597
Customer deposits	12,793,296	13,671,092

Total current liabilities	16,278,698	16,770,925
Deferred income taxes	99,568	99,568

Total liabilities	16,378,266	16,870,493

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,532,976 and 3,532,100 outstanding, respectively	536,491	536,491
Additional paid in capital	10,782,019	10,766,253
Retained earnings	60,899,793	59,742,759
Less treasury stock at cost, 1,831,931 shares in 2022 and 1,832,807 shares in 2021	(21,720,808)	(21,731,198)

Total stockholders’ equity	50,497,495	49,314,305

Total liabilities and stockholders’ equity	$66,875,761	$66,184,798

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	February 5, 2022	January 30, 2021
Net sales	$10,808,270	$9,071,511
Cost of sales	(8,080,042)	(6,574,064)

Gross profit	2,728,228	2,497,447
Selling, general and administrative expenses	(1,416,543)	(1,273,381)

Operating income	1,311,685	1,224,066

Other income (loss):
Interest income	74,680	30,656
Undistributed earnings in joint venture - Majestic 21	12,557	13,708
Proceeds received under escrow arrangement	118,045	45,868
(Decrease) increase in fair value of equity investment	(4,093)	79,956
Miscellaneous	13,556	7,320

Total other income	214,745	177,508

Income before provision for income taxes	1,526,430	1,401,574
Income tax expense	(369,396)	(335,809)

Net income	$1,157,034	$1,065,765

Weighted average number of shares outstanding:
Basic	3,532,803	3,631,924
Diluted	3,544,467	3,633,493
Net income per share:
Basic	$0.33	$0.29
Diluted	$0.33	$0.29
The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended February 5, 2021 and January 30, 2021
(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 6, 2021	3,532,100	$536,491	$10,766,253	$59,742,759	$(21,731,198)	$49,314,305
Stock-based compensation	180	—	33,218	—	2,135	35,353
Exercise of employee stock options	966	—	(17,452)	—	17,452	—
Treasury stock purchase	(270)	—	—	—	(9,197)	(9,197)
Net income	—	—	—	1,157,034	—	1,157,034

Balance at February 5, 2022	3,532,976	$536,491	$10,782,019	$60,899,793	$(21,720,808)	$50,497,495

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at October 31, 2020	3,631,196	$536,491	$10,694,554	$57,976,051	$(18,265,820)	$50,941,276
Stock-based compensation	—	—	20,521	—	—	20,521
Exercise of employee stock options	1,250	—	1,950	—	13,175	15,125
Net income	—	—	—	1,065,765	—	1,065,765

Balance at January 30, 2021	3,632,446	$536,491	$10,717,025	$59,041,816	$(18,252,645)	$52,042,687

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	February 5, 2022	January 30, 2021
Cash flows from operating activities:
Net income	$1,157,034	$1,065,765
Adjustments to reconcile net income to net cash provide by operating activities:
Depreciation	43,227	56,943
Undistributed earnings in joint venture - Majestic 21	(12,557)	(13,708)
Decrease (Increase) in fair market value of equity investments	4,093	(79,956)
Stock-based compensation	35,353	20,521
Amortization of operating lease right of use assets	1,597	10,331
Decrease (increase) in:
Accounts receivable - trade	186,724	(267,040)
Inventories	(508,290)	(1,309,716)
Pre-owned homes	314,979	(216,973)
Prepaid expenses and other current assets	202,697	(538,208)
Interest receivable	—	(8,444)
Income tax receivables	—	105,676
(Decrease) increase in:
Accounts payable	58,905	172,260
Accrued compensation	37,776	(223,775)
Accrued expenses and other current liabilities	(88,108)	(270,148)
Income taxes payable	369,396	230,133
Customer deposits	(877,796)	2,701,182

Net cash provided by operating activities	925,030	1,434,843

Cash flows from investing activities:
Purchase of property, plant and equipment	(118,783)	(278,070)
Proceeds from certificates of deposit	2,087,936	1,500,000
Collections on interest receivable	5,079	28,640
Collections on mortgage notes receivable	627	609
Collections on equipment and other notes receivable	14,443	6,738
Issuance of mobile home park note receivable	(63,778)	—
Increase in cash surrender value of life insurance	(42,759)	(44,550)

Net cash provided by investing activities	1,882,765	1,213,367

Cash flows from financing activities:
Proceeds from exercise of employee stock option	—	15,125
Reduction of operating lease obligation	(1,597)	(5,714)

Net cash (used in) provided by financing activities	(1,597)	9,411

Increase in cash and cash equivalents	2,806,198	2,657,621
Cash and cash equivalents at beginning of year	36,126,059	30,305,902

Cash and cash equivalents at end of quarter	$38,932,257	$32,963,523

Supplemental financing activity:
Noncash exercise of employee stock options	$(9,197)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Nobility Homes, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation and Accounting Policies
The accompanying unaudited condensed consolidated financial statements for the three months ended February 5, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form
10-Q.
Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended February 5, 2022 are not necessarily indicative of the results of the full fiscal year.
The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on
Form 10-K
for the fiscal year ended November 6, 2021.

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
New Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s condensed consolidated balance sheets. Consigned inventory was $718,439 and $794,766 as of February 5, 2022 and November 6, 2021, respectively.
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
first-out
basis.
A breakdown of the elements of inventory is as follows:

	February 5,	November 6,
	2022	2021
Raw materials	$2,087,472	$2,225,532
Work-in-process	131,317	97,021
Inventory consigned to affiliated entities	718,439	794,766
Finished homes	7,837,409	7,140,880
Model home furniture	127,941	136,089

Inventories	$10,902,578	$10,394,288

Pre-owned homes	$982,496	$1,297,475
Less homes expected to sell in 12 months	(982,496)	(542,081)

Pre-owned homes, long-term	$—	$755,394

Note 3	Short-term Investments
The following is a summary of short-term investments (available for sale):

	February 5, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$449,905	$—	$617,835

	November 6, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$453,998	$—	$621,928

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4	Fair Value of Financial Instruments
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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	February 5, 2022
	Level 1	Level 2	Level 3
Equity securities in a public company	$617,835	$—	$—

	November 6, 2021
	Level 1	Level 2	Level 3
Equity securities in a public company	$621,928	$—	$—

Note 5	Net Income per Share
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
Revenues by net sales from manufactured housing,
pre-owned
homes and insurance agent commissions are as follows:

	Three Months Ended
	February 5,	January 30,
	2022	2021
Manufactured housing
Homes sold through Company owned sales centers	$9,179,988	$7,543,182
Homes sold to independent dealers	580,712	1,203,736
Homes sold through manufactured home parks	474,960	218,435

	$10,235,660	$8,965,353
Pre-owned homes	505,622	40,187
Insurance agent commissions	66,988	65,971

Total net sales	$10,808,270	$9,071,511

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Total net sales in first quarter of 2022 increased 19% to $10,808,270 compared to $9,071,511 in first quarter of 2021. The Company reported net income of $1,157,034 in first quarter of 2022, compared to a net income of $1,065,765 in first quarter 2021. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2021 through January 2022 were up approximately 24% from the same period last year. During first quarter of 2022, we continued to experience the negative impact of limitations being placed on certain key production materials from suppliers, the delay or lack of key components from vendors as well as back orders, delayed shipments, price increases and labor shortages. Production has incurred shortages in many building products, which has limited production and delayed the completion of the homes both at the manufacturing plant and the set up process in the field. In addition, we have continued to experience record inflation in most building products, resulting in increases to our material and labor costs and a corresponding decrease in gross profits. We expect that these challenges will continue for much of 2022 and potentially beyond until the industry supply chain normalizes.
The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended
	February 5,	January 30,
	2022	2021
New homes sold through Company owned sales centers	87	82
Pre-owned homes sold through Company owned sales centers	6	1
Homes sold to independent dealers	10	40
Total new factory built homes produced	92	150
Average new manufactured home price - retail	$107,281	$88,250
Average new manufactured home price - wholesale	$63,781	$47,515
As a percent of net sales:
Gross profit from the Company owned retail sales centers	18%	18%
Gross profit from the manufacturing facilities - including intercompany sales	13%	15%
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

Insurance agent commission revenues in first quarter of 2022 were $66,988 compared to $65,971 in first quarter of 2021. Revenues are generated by new and renewal policies being written which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at February 5, 2022 and November 6, 2021.
Gross profit as a percentage of net sales was 25% in first quarter of 2022 compared to 28% for first quarter of 2021. The gross profit in first quarter of 2022 was $2,728,228 compared to $2,497,447 in first quarter of 2021. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned
homes sold. The reduction in gross profit as a percentage of net sales is primary due to the continued inflation, shortages in certain building products, labor shortages and increased labor cost.
Selling, general and administrative expenses as a percent of net sales was 13% in first quarter of 2022 compared to 14% in first quarter of 2021. Selling, general and administrative expenses in first quarter of 2022 was $1,416,543 compared to $1,273,381 in first quarter of 2021. The dollar increase in expenses in 2022 were the direct results of increases to variable employee benefits compensation due to the increase in sales.
We earned interest income of $74,680 for first quarter of 2022 compared to $30,656 for first quarter of 2021. The increase is primarily due to the interest earned from the sale of pre-owned
(repossessed) inventory acquired from the Company’s joint venture partner, 21st Mortgage Corporation. When the home is sold, the Company retains an interest factor on the cost of the homes from the sales proceeds.
Our earnings from Majestic 21 in first quarter of 2022 were $12,557 compared to $13,708 for first quarter of 2021. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio will continue to decrease due to the amortization, maturity and payoff of the loans.
We received distributions of $118,045 in first quarter of 2022 compared to $45,868 in first quarter of 2021. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement between 21 st
Mortgage Corporation and the Company. The distributions from the escrow arrangement, relates to certain loans financed by 21 st
Mortgage Corporation, are recorded as income by the Company when received.
The Company realized
pre-tax
income in first quarter of 2022 of $1,526,430 as compared to $1,401,574 in first quarter of 2021.
The Company recorded an income tax expense in the amount of $369,396 in first quarter of 2022 as compared to $335,809 in first quarter 2021.
We reported net income of $1,157,034 for first quarter of 2022 or $0.33 per basic and diluted share, compared to $1,065,765 or $0.29 per basic and diluted share, for first quarter of 2021.
Liquidity and Capital Resources
Cash and cash equivalents were $38,932,257 at February 5, 2022 compared to $36,126,059 at November 6, 2021. Certificates of deposit were $0 at February 5, 2022 compared to $2,093,015 at November 6, 2021. Short-term investments were $617,835 at February 5, 2022 compared to $621,928 at November 6, 2021. Working capital was $37,315,738 at February 5, 2022 as compared to $35,563,355 at November 6, 2021. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned
homes, and do not incur any third party floor plan financing expenses. As of February 5, 2022 the Company has incurred approximately $112,000 of the estimated construction cost of the approximately $1.1 allocated to build an 11,900 square foot frame shop on the Company’s property in Ocala, Florida.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $4.0 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of February 5, 2022, the Company continued to report a strong balance sheet which included total assets of approximately $66.9 million which was funded primarily by stockholders’ equity of approximately $50.5 million.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of February 5, 2022.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES
There were no reportable events for Item 1 and Items 3 through 5.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In September 2021 the Company’s Board of Directors authorized 200,000 shares to be repurchased during fiscal year 2022 in the open market. No shares were repurchased during the first quarter ended February 5, 2022.
Item 6. Exhibits

31. (a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32. (a)	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350

(b)	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101.	Interactive data filing formatted in IXBRL

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: March 22, 2022	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: March 22, 2022	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: March 22, 2022	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer