Form 10-Q
period 2022-05-07
NOBILITY HOMES INC
filed 2022-06-21
CIK 72205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☐	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended May 7, 2022
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
12b-2
of the Exchange Act).    Yes  ☐;    No  ☒.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on June 21 , 2022
Common Stock	3,370,912

NOBILITY HOMES, INC.
INDEX

		Page Number

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of May 7, 2022 (Unaudited) and November 6, 2021	3

	Condensed Consolidated Statements of Income for the three and six months ended May 7, 2022 (Unaudited) and May 1, 2021 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended May 7, 2022 (Unaudited) and May 1, 2021 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended May 7, 2022 (Unaudited) and May 1, 2021 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	14

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

Signatures		16

NOBILITY HOMES, INC.
Condensed Consolidated Balance Sheets

	May 7, 2022	November 6, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,530,111	$36,126,059
Certificates of deposit	—	2,093,015
Short-term investments	598,154	621,928
Accounts receivable—trade	807,197	680,228
Note receivable	23,905	32,825
Mortgage notes receivable	24,291	22,589
Income tax receivable	42,792	—
Inventories	15,999,026	10,394,288
Pre-owned homes, net	802,149	542,081
Prepaid expenses and other current assets	2,283,654	1,821,267

Total current assets	47,111,279	52,334,280
Property, plant and equipment, net	7,305,133	6,847,780
Pre-owned homes, net	—	755,394
Note receivable, less current portion	27,849	38,895
Mortgage notes receivable, less current portion	219,772	222,459
Mobile home park note receivable	136,509	72,731
Other investments	1,813,658	1,788,436
Operating lease right of use assets	—	1,597
Cash surrender value of life insurance	4,052,457	3,966,939
Other assets	156,287	156,287

Total assets	$60,822,944	$66,184,798

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,819,257	$939,964
Accrued compensation	777,649	555,222
Accrued expenses and other current liabilities	1,627,284	1,513,967
Income taxes payable	—	89,083
Operating lease obligation	—	1,597
Customer deposits	13,285,127	13,671,092

Total current liabilities	17,509,317	16,770,925
Deferred income taxes	51,027	99,568

Total liabilities	17,560,344	16,870,493

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,370,912 and 3,532,100 shares outstanding, respectively	536,491	536,491
Additional paid in capital	10,806,923	10,766,253
Retained earnings	58,823,643	59,742,759
Less treasury stock at cost, 1,993,995 and 1,832,807 share s , respectively	(26,904,457)	(21,731,198)

Total stockholders’ equity	43,262,600	49,314,305

Total liabilities and stockholders’ equity	$60,822,944	$66,184,798

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	May 7, 2022	May 1, 2021	May 7, 2022	May 1, 2021
Net sales	$10,645,046	$14,742,900	$21,453,316	$23,814,411
Cost of sales	(7,623,128)	(11,130,215)	(15,703,170)	(17,704,279)

Gross profit	3,021,918	3,612,685	5,750,146	6,110,132
Selling, general and administrative expenses	(1,378,606)	(1,550,513)	(2,795,149)	(2,823,894)

Operating income	1,643,312	2,062,172	2,954,997	3,286,238

Other income (loss):
Interest income	39,577	52,474	114,257	83,130
Undistributed earnings in joint venture—Majestic 21	12,665	12,049	25,222	25,757
Proceeds received under escrow arrangement	115,454	—	233,499	45,868
(Decrease) increase in fair value of equity investment	(19,681)	123,803	(23,774)	203,759
Gain on disposal of property, plant and equipment	88,936	—	88,936	—
Miscellaneous	12,352	17,945	25,908	25,265

Total other income	249,303	206,271	464,048	383,779

Income before provision for income taxes	1,892,615	2,268,443	3,419,045	3,670,017
Income tax expense	(435,789)	(543,505)	(805,185)	(879,314)

Net income	1,456,826	1,724,938	2,613,860	2,790,703

Weighted average number of shares outstanding:
Basic	3,476,508	3,632,195	3,504,655	3,632,060
Diluted	3,487,516	3,642,501	3,515,994	3,638,140
Net income per share:
Basic	$0.42	$0.47	$0.75	$0.77
Diluted	$0.42	$0.47	$0.74	$0.77
The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Changes in Stockholders’
Equity
For the three and six months ended May 7, 2022 and May 1, 202
1
(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 6, 2021	3,532,100	$536,491	$10,766,253	$59,742,759	$(21,731,198)	$49,314,305
Stock-based compensation	180	—	33,218	—	2,135	35,353
Exercise of employee stock options	966	—	(17,452)	—	17,452	—
Treasury stock purchase	(270)	—	—	—	(9,197)	(9,197)
Net income	—	—	—	1,157,034	—	1,157,034

Balance at February 5, 2022	3,532,976	$536,491	$10,782,019	$60,899,793	$(21,720,808)	$50,497,495

Cash dividend	—	—	—	(3,532,976)	—	(3,532,976)
Purchase of treasury stock	(162,300)	—	—	—	(5,186,070)	(5,186,070)
Stock-based compensation	236	—	24,904	—	2,421	27,325
Net income	—	—	—	1,456,826	—	1,456,826

Balance at May 7, 2022	3,370,912	$536,491	$10,806,923	$58,823,643	$(26,904,457)	$43,262,600

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at October 31, 2020	3,631,196	$536,491	$10,694,554	$57,976,051	$(18,265,820)	$50,941,276
Stock-based compensation	—	—	20,521	—	—	20,521
Exercise of employee stock options	1,250	—	1,950	—	13,175	15,125
Net income	—	—	—	1,065,765	—	1,065,765

Balance at January 30, 2021	3,632,446	536,491	10,717,025	59,041,816	(18,252,645)	52,042,687
Cash dividend	—	—	—	(3,632,100)	—	(3,632,100)
Purchase of treasury stock	(346)	—	—	—	(10,553)	(10,553)
Stock-based compensation	—	—	16,409	—	—	16,409
Net income	—	—	—	1,724,938	—	1,724,938

Balance at May 1, 2021	3,632,100	$536,491	$10,733,434	$57,134,654	$(18,263,198)	$50,141,381

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	May 7, 2022	May 1, 2021
Cash flows from operating activities:
Net income	$2,613,860	$2,790,703
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	86,454	94,815
Deferred income taxes	(48,541)	19,182
Undistributed earnings in joint venture—Majestic 21	(25,222)	(25,757)
Gain on disposal of property, plant and equipment	(88,936)	—
Decrease (increase) in fair market value of equity investments	23,774	(203,759)
Stock-based compensation	62,678	36,930
Amortization of operating lease right of use assets	1,597	20,739
Decrease (increase) in:
Accounts receivable—trade	(126,969)	(1,027,542)
Inventories	(5,604,739)	(884,425)
Pre-owned homes	495,327	(69,794)
Prepaid expenses and other current assets	(462,387)	(622,655)
Interest receivable	—	(14,118)
Income tax receivables	(42,792)	105,676
(Decrease) increase in:
Accounts payable	879,293	357,411
Accrued compensation	222,427	36,216
Accrued expenses and other current liabilities	104,120	100,709
Income taxes payable	(89,083)	219,456
Customer deposits	(385,965)	5,047,191

Net cash (used in) provided by operating activities	(2,375,907)	5,980,978

Cash flows from investing activities:
Purchase of property, plant and equipment	(551,841)	(1,870,893)
Proceeds from certificates of deposit	2,087,936	2,496,000
Proceeds from disposal of property, plant and equipment	96,970	—
Collections on interest receivable	5,079	31,620
Collections on mortgage notes receivable	985	1,363
Collections on equipment and other notes receivable	19,966	13,460
Issuance of mobile home park note receivable	(63,778)	(2,481)
Increase in cash surrender value of life insurance	(85,518)	(89,100)

Net cash provided by investing activities	1,509,799	579,969

Cash flows from financing activities:
Payment of cash dividend	(3,532,976)	(3,632,100)
Proceeds from exercise of employee stock option	—	15,125
Purchase of treasury stock	(5,186,070)	(10,553)
Reduction of operating lease obligation	(1,597)	(11,503)

Net cash used in financing activities	(8,729,840)	(3,639,031)

(Decrease) increase in cash and cash equivalents	(9,595,948)	2,921,916
Cash and cash equivalents at beginning of year	$36,126,059	$30,305,902

Cash and cash equivalents at end of quarter	$26,530,111	$33,227,818

Supplemental disclosure of cash flows information:
Income taxes paid	$1,060,735	$535,000

Noncash exercise of employee stock options	$(9,197)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Nobility Homes, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 Basis of Presentation and Accounting Policies
The accompanying unaudited condensed financial statements for the three and six months ended May 7, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form
10-Q.
Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended May 7, 2022 are not necessarily indicative of the results of the full fiscal year.
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
New Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s condensed consolidated balance sheets. Consigned inventory was $642,019 and $794,766 as of May 7, 2022 and November 6, 2021, respectively.
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

	May 7, 2022	November 6, 2021
Raw materials	$2,331,385	$2,225,532
Work-in-process	115,134	97,021
Inventory consigned to affiliated entities	642,019	794,766
Finished homes	12,792,772	7,140,880
Model home furniture	117,716	136,089

Inventories	$15,999,026	$10,394,288

Pre-owned homes	$802,149	$1,297,475
Less homes expected to sell in 12 months	(802,149)	(542,081)

Pre-owned homes, long term	$—	$755,394

Note 3 Short-term Investments
The following is a summary of short-term investments (
available
for sale):

	May 7, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$430,224	$—	$598,154

	November 6, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$453,998	$—	$621,928

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	May 7, 2022
	Level 1	Level 2	Level 3
Equity securities in a public company	$598,154	$—	$—

	November 6, 2021
	Level 1	Level 2	Level 3
Equity securities in a public company	$621,928	$—	$—

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
Revenues by net sales from manufactured housing,
pre-owned
homes and insurance agent commissions are as follows:

	Three Months Ended		Six Months Ended
	May 7, 2022	May 1, 2021	May 7, 2022	May 1, 2021
Manufactured housing
Homes sold through Company owned sales centers	$9,492,596	$12,361,377	$18,682,934	$19,904,559
Homes sold to independent dealers	351,999	1,624,113	932,711	2,827,849
Homes sold through manufactured home parks	515,390	431,210	990,350	649,645

	$10,359,985	$14,416,700	$20,605,995	$23,382,053
Pre-owned homes	207,561	243,557	702,834	283,744
Insurance agent commissions	77,500	82,643	144,487	148,614

Total net sales	$10,645,046	$14,742,900	$21,453,316	$23,814,411

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Total net sales in second quarter of 2022 was $10,645,046 compared to $14,742,900 in second quarter of 2021. Total net sales for the first six months of 2022 was $21,453,316 compared to $23,814,411 for the first six months of 2021. The Company reported net income of $1,456,826 in second quarter of 2022, compared to a net income of $1,724,938 in second quarter 2021. Net income for the first six months of 2022 was $2,613,860 compared to $2,790,703 for the first six months of 2021. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2021 through April 2022 were up approximately 23% from the same period last year. Net sales decreased during the three and six months ended May 7, 2022 as compared to the same period last year. We continue to experience the negative impact of limitations being placed on certain key production materials from suppliers, the delay or lack of key components from vendors as well as back orders, delayed shipments, price increases and labor shortages. These supply chain issues has caused delays in completion of the homes at the manufacturing facility and the set up process of retail homes in the field, resulting in decreased net sales due to our inability to timely complete and deliver homes to customers. We expect that these challenges will continue for the remainder of fiscal year 2022 and potentially beyond until the industry supply chain normalizes.
The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Six Months Ended
	May 7, 2022	May 1, 2021	May 7, 2022	May 1, 2021
New homes sold through Company owned sales centers	77	132	164	214
Pre-owned homes sold through Company owned sales centers	3	5	9	6
Homes sold to independent dealers	5	49	15	89
Total new factory built homes produced	113	178	205	328
Average new manufactured home price—retail	$124,855	$91,217	$115,533	$90,080
Average new manufactured home price—wholesale	$73,561	$47,578	$69,172	$47,549
As a percent of net sales:
Gross profit from the Company owned retail sales centers	19%	18%	19%	18%
Gross profit from the manufacturing facilities - including intercompany sales	13%	15%	13%	15%
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
On June 5, 2022 the Company celebrated its 55th anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers in Florida for over 31 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2022 were $77,500 compared to $82,643 in the second quarter of 2021. Total insurance agent commission revenues for the first six months of 2022 were $144,487 compared to $148,614 for the first six months of 2021. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at May 7, 2022 and November 6, 2021.
Gross profit as a percentage of net sales was 28% in the second quarter of 2022 compared to 25% for the second quarter of 2021 and was 27% for the first six months of 2022 compared to 26% for the first six months of 2021. The gross profit in the second quarter of 2022 was $3,021,918 compared to $3,612,685 in the second quarter of 2021 and was $5,750,146 for the first six months of 2022 compared to $6,110,132 for the first six months of 2021. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned
homes sold. The increase in gross profit as a percentage of net sales is primarily due to increases in our selling prices to offset the higher inflation costs of building products and labor on each home. The decrease in gross profit dollar amount is primarily due to the decrease in sales due to shortages in many building products, which has limited production and delayed the completion of the homes both at the manufacturing plant and the set up process in the field, resulting in decreased net sale due to our inability to timely complete and deliver homes to customers.
Selling, general and administrative expenses as a percent of net sales was 13% in second quarter of 2022 compared to 11% in the second quarter of 2021 and was 13% for the first six months of 2022 compared to 12% for the first six months of 2021. Selling, general and administrative expenses in second quarter of 2022 was $1,378,606 compared to $1,550,513 in the second quarter of 2021 and was $2,795,149 for the first six months of 2022 compared to $2,823,894 for the first six months of 2021. The dollar decrease in expenses in the three and six months of 2022 compared to the same period last year were due to reduction of the variable expenses related to the decreased sales.
We earned interest income of $39,577 for the second quarter of 2022 compared to $52,474 for the second quarter of 2021. For the first six months of 2022, interest income was $114,257 compared to $83,130 in the first six months of 2021. The increase in interest income for the first six months of 2022 is primarily due to the interest earned from the sale of pre-owned
(repossessed) inventory acquired from the Company’s joint venture partner, 21st Mortgage Corporation in the first quarter of 2022.
Our earnings from Majestic 21 in the second quarter of 2022 were $12,665 compared to $12,049, for the second quarter of 2021. Earnings from Majestic 21 for the first six months of 2022 were $25,222 compared to $25,757 for the first six months of 2021. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio will continue to decrease due to the amortization, maturity and payoff of the loans.
We received distributions in the second quarter of 2022 of $115,454 compared to no distributions in the second quarter of 2021 and $233,499 for the first six months of 2022 compared to $45,868 for the first six months of 2021. The increase in distributions in the first six months of 2022 is due to the timing of the reserve balances. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21 st
Mortgage Corporation and the Company. The distributions from the escrow arrangement, relates to certain loans financed by 21 st
Mortgage Corporation, are recorded as income by the Company when received. The earnings from the FRSA loan portfolio will continue to decrease due to the amortization and payoff of the loans.
The Company realized
pre-tax
income in the second quarter of 2022 of $1,892,615 as compared to $2,268,443 in the second quarter of 2021. The pre-tax
income for the first six months of 2022 was $3,419,045 as compared to $3,670,017 in first six months of 2021.

The Company recorded an income tax expense in the amount of $435,789 in the second quarter of 2022 as compared to $543,505 in second quarter 2021. Income tax expense for the six months of 2022 was $805,185 compared to $879,314 for the six months of 2021.
We reported net income of $1,456,826 for the second quarter of 2022 or $0.42 per share, compared to $1,724,938 or $0.47 per share, for the second quarter of 2021. For the first six months of 2022 net income was $2,613,860 or $0.75 per share ($0.74 diluted), compared to $2,790,703 or $0.77 per share, in the first six months of 2021.
Liquidity and Capital Resources
Cash and cash equivalents were $26,530,111 at May 7, 2022 compared to $36,126,059 at November 6, 2021. Certificates of deposit were $0 at May 7, 2022 compared to $2,093,015 at November 6, 2021. Short-term investments were $598,154 at May 7, 2022 compared to $621,928 at November 6, 2021. Working capital was $29,601,962 at May 7, 2022 as compared to $35,563,355 at November 6, 2021. During the first six months of 2022, the Company repurchased an aggregate of 162,300 shares of its common stock for an aggregate of $5,186,070. A cash dividend was paid from our cash reserves in April 2022 in the amount of $1.00 per share ($3,532,976). We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned
homes, and do not incur any third party floor plan financing expenses. As of May 7, 2022 the Company has incurred approximately $531,906 of the estimated construction cost of the approximately $1.1 allocated to build an 11,900 square foot frame shop on the Company’s property in Ocala, Florida.
The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately 4.1 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of May 7, 2022, the Company continued to report a strong balance sheet which included total assets of approximately $60.8 million which was funded primarily by stockholders’ equity of approximately 43.3 million.
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
pandemic or other health pandemics, competitive pricing pressures at both the wholesale and retail levels, inflation, increasing material costs (including forest based products) or availability of materials due to supply chain interruptions (such as current inflation with forest products and supply issues with vinyl siding and PVC piping), changes in market demand, increase in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist or other attack, any armed conflict involving the United States and the impact of inflation.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 7, 2022.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES
There were no reportable events for Item 1 and Items 3 through 5.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table represents information with respect to purchases by the Company of its common stock during the three months ended May 7, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Maximum number of shares that may yet be purchased under the plans or programs*
Feb 6 – Mar 5, 2022	0	0	0	200,000
Mar 6 – Apr 2, 2022	62,300	$30.90	62,300	137,700
Apr 3 – May 7, 2022	100,000	$32.61	100,000	100,000

*
The Company’s Board of Directors authorized 200,000 shares in September 2021 and in June 2022 authorized an additional 62,300 shares to be repurchased during fiscal year 2022, in the open market. During the first six months ended May 7, 2022 management has repurchased an aggregate of 162,300 shares of common stock and is authorized to purchase up to an additional 100,000 shares in fiscal year 2022.

Item 6.	Exhibits

31. (a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32. (a)	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350

(b)	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101.	Interactive data filing formatted in XBRL

104.	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: June 21, 2022	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 21, 2022	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: June 21, 2022	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer