Form 10-Q
period 2022-08-06
NOBILITY HOMES INC
filed 2022-09-19
CIK 72205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended August 6, 2022
Commission File number
000-06506

NOBILITY HOMES, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-1166102 (I.R.S. Employer Identification No.)

3741 S.W. 7th Street Ocala, Florida (Address of principal executive offices)	34474 (Zip Code)
(
352
)
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
12b-2
of the Exchange Act).    Yes  ☐ ;    No  ☒.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on September 19 , 2022
Common Stock	3,370,912

NOBILITY HOMES, INC.
INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of August 6, 2022 (Unaudited) and November 6, 2021	2

	Condensed Consolidated Statements of Income for the three and nine months ended August 6, 2022 (Unaudited) and July 31, 2021 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended August 6, 2022 (Unaudited) and July 31, 2021 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended August 6, 2022 (Unaudited) and July 31, 2021 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	14

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

Signatures		16

NOBILITY HOMES, INC.
Condensed Consolidated Balance Sheets

	August 6, 2022 (Unaudited)	November 6, 2021
Assets
Current assets:
Cash and cash equivalents	$20,437,309	$36,126,059
Certificates of deposit	1,946,429	2,093,015
Short-term investments	541,132	621,928
Accounts receivable - trade	775,596	680,228
Note receivable	23,905	32,825
Mortgage notes receivable	15,566	22,589
Inventories	20,385,622	10,394,288
Pre-owned homes, net	662,453	542,081
Prepaid expenses and other current assets	2,314,540	1,821,267

Total current assets	47,102,552	52,334,280
Property, plant and equipment, net	7,569,386	6,847,780
Pre-owned homes, net	—	755,394
Note receivable, less current portion	22,243	38,895
Mortgage notes receivable, less current portion	132,184	222,459
Mobile home park note receivable	201,464	72,731
Other investments	1,829,146	1,788,436
Operating lease right of use assets	—	1,597
Cash surrender value of life insurance	4,095,216	3,966,939
Other assets	156,287	156,287

Total assets	$61,108,478	$66,184,798

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,329,275	$939,964
Accrued compensation	832,632	555,222
Accrued expenses and other current liabilities	1,571,351	1,513,967
Income taxes payable	156,918	89,083
Operating lease obligation	—	1,597
Customer deposits	11,984,065	13,671,092

Total current liabilities	15,874,241	16,770,925
Deferred income taxes	65,496	99,568

Total liabilities	15,939,737	16,870,493

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,370,912 and 3,532,100 shares outstanding, respectively	536,491	536,491
Additional paid in capital	10,828,305	10,766,253
Retained earnings	60,708,402	59,742,759
Less treasury stock at cost, 1,993,995 and 1,832,807 shares, respectively	(26,904,457)	(21,731,198)

Total stockholders’ equity	45,168,741	49,314,305

Total liabilities and stockholders’ equity	$61,108,478	$66,184,798

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 6, 2022	July 31, 2021	August 6, 2022	July 31, 2021
Net sales	$13,846,698	$11,778,120	$35,300,014	$35,592,531
Cost of sales	(9,948,638)	(9,265,376)	(25,651,808)	(26,969,655)

Gross profit	3,898,060	2,512,744	9,648,206	8,622,876
Selling, general and administrative expenses	(1,653,200)	(1,320,456)	(4,448,349)	(4,144,350)

Operating income	2,244,860	1,192,288	5,199,857	4,478,526

Other income (loss):
Interest income	62,449	62,491	176,706	145,621
Undistributed earnings in joint venture - Majestic 21	15,488	20,202	40,710	45,959
Proceeds received under escrow arrangement	52,140	75,156	285,639	121,024
(Decrease) increase in fair value of equity investment	(57,022)	(449)	(80,796)	203,310
Gain on disposal of property, plant and equipment	—	—	88,936	—
Miscellaneous	161,157	48,169	187,065	73,434

Total other income	234,212	205,569	698,260	589,348

Income before provision for income taxes	2,479,072	1,397,857	5,898,117	5,067,874
Income tax expense	(594,313)	(347,111)	(1,399,498)	(1,226,425)

Net income	1,884,759	1,050,746	4,498,619	3,841,449

Weighted average number of shares outstanding:
Basic	3,370,912	3,599,133	3,460,074	3,621,084
Diluted	3,376,711	3,613,187	3,469,769	3,630,216
Net income per share:
Basic	$0.56	$0.29	$1.30	$1.06
Diluted	$0.56	$0.29	$1.30	$1.06
The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended August 6, 2022 and July 31, 2021
(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 6, 2021	3,532,100	$536,491	$10,766,253	$59,742,759	$(21,731,198)	$49,314,305
Stock-based compensation	180	—	33,218	—	2,135	35,353
Exercise of employee stock options	966	—	(17,452)	—	17,452	—
Treasury stock purchase	(270)	—	—	—	(9,197)	(9,197)
Net income	—	—	—	1,157,034	—	1,157,034

Balance at February 5, 2022	3,532,976	536,491	10,782,019	60,899,793	(21,720,808)	50,497,495
Cash dividend	—	—	—	(3,532,976)	—	(3,532,976)
Purchase of treasury stock	(162,300)	—	—	—	(5,186,070)	(5,186,070)
Stock-based compensation	236	—	24,904	—	2,421	27,325
Net income	—	—	—	1,456,826	—	1,456,826

Balance at May 7, 2022	3,370,912	536,491	10,806,923	58,823,643	(26,904,457)	43,262,600
Stock-based compensation	—	—	21,382	—	—	21,382
Net income	—	—	—	1,884,759	—	1,884,759

Balance at August 6, 2022	3,370,912	$536,491	$10,828,305	$60,708,402	$(26,904,457)	$45,168,741

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at October 31, 2020	3,631,196	$536,491	$10,694,554	$57,976,051	$(18,265,820)	$50,941,276
Stock-based compensation	—	—	20,521	—	—	20,521
Exercise of employee stock options	1,250	—	1,950	—	13,175	15,125
Net income	—	—	—	1,065,765	—	1,065,765

Balance at January 30, 2021	3,632,446	536,491	10,717,025	59,041,816	(18,252,645)	52,042,687
Cash dividend	—	—	—	(3,632,100)	—	(3,632,100)
Purchase of treasury stock	(346)	—	—	—	(10,553)	(10,553)
Stock-based compensation	—	—	16,409	—	—	16,409
Net income	—	—	—	1,724,938	—	1,724,938

Balance at May 1, 2021	3,632,100	536,491	10,733,434	57,134,654	(18,263,198)	50,141,381
Purchase of treasury stock	(100,000)	—	—	—	(3,468,000)	(3,468,000)
Stock-based compensation	—	—	16,409	—	—	16,409
Net income	—	—	—	1,050,746	—	1,050,746

Balance at July 31, 2021	3,532,100	$536,491	$10,749,843	$58,185,400	$(21,731,198)	$47,740,536

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 6, 2022	July 31, 2021
Cash flows from operating activities:
Net income	$4,498,619	$3,841,449
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	129,681	142,224
Deferred income taxes	(34,072)	90,011
Undistributed earnings in joint venture - Majestic 21	(40,710)	(45,959)
Gain on disposal of property, plant and equipment	(88,936)	—
Decrease (increase) in fair market value of equity investments	80,796	(203,310)
Stock-based compensation	84,060	53,340
Amortization of operating lease right of use assets	1,597	31,226
Decrease (increase) in:
Accounts receivable - trade	(95,368)	(344,629)
Inventories	(9,991,334)	(134,246)
Pre-owned homes	635,022	124,292
Prepaid expenses and other current assets	(493,273)	(355,490)
Interest receivable	(2,429)	(16,223)
Income tax receivable	—	24,414
(Decrease) increase in:
Accounts payable	389,311	(109,865)
Accrued compensation	277,410	(228,760)
Accrued expenses and other current liabilities	57,384	44,028
Income taxes payable	67,835	—
Customer deposits	(1,687,027)	7,251,592

Net cash (used in) provided by operating activities	(6,211,434)	10,164,094

Cash flows from investing activities:
Purchase of property, plant and equipment	(859,321)	(1,916,288)
Purchase certificates of deposit	(1,944,000)	—
Proceeds from certificates of deposit	2,087,936	2,496,000
Proceeds from disposal of property, plant and equipment	96,970	—
Collections on interest receivable	5,079	31,620
Collections on mortgage notes receivable	97,298	1,692
Collections (issuance of) on equipment and other notes receivable	25,572	(43,661)
Issuance of mobile home park note receivable	(128,733)	(72,731)
Increase in cash surrender value of life insurance	(128,277)	(133,650)

Net cash (used in) provided by investing activities	(747,476)	362,982

Cash flows from financing activities:
Payment of cash dividend	(3,532,976)	(3,632,100)
Proceeds from exercise of employee stock option	—	15,125
Purchase of treasury stock	(5,195,267)	(3,478,553)
Reduction of operating lease obligation	(1,597)	(17,372)

Net cash used in financing activities	(8,729,840)	(7,112,900)

(Decrease) increase in cash and cash equivalents	(15,688,750)	3,414,176
Cash and cash equivalents at beginning of year	36,126,059	30,305,902

Cash and cash equivalents at end of quarter	$20,437,309	$33,720,078

Supplemental disclosure of cash flows information:
Income taxes paid	$1,365,735	$1,112,000

Noncash exercise of employee stock options	$(9,197)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Nobility Homes, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 Basis of Presentation and Accounting Policies
The accompanying unaudited condensed financial statements for the three and nine months ended August 6, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form
10-Q.
Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended August 6, 2022 are not necessarily indicative of the results of the full fiscal year.
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
New Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s condensed consolidated balance sheets. Consigned inventory was $915,683 and $794,766 as of August 6, 2022 and November 6, 2021, respectively.
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

	August 6, 2022	November 6, 2021
Raw materials	$2,314,299	$2,225,532
Work-in-process	132,416	97,021
Inventory consigned to affiliated entities	915,683	794,766
Finished homes	16,869,501	7,140,880
Model home furniture	153,723	136,089

Inventories	$20,385,622	$10,394,288

Pre-owned homes	$662,453	$1,297,475
Less homes expected to sell in 12 months	(662,453)	(542,081)

Pre-owned homes, long term	$—	$755,394

Note 3 Short-term Investments
The following is a summary of short-term investments (available for sale):

	August 6, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$373,202	$—	$541,132

	November 6, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$453,998	$—	$621,928

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	August 6, 2022
	Level 1	Level 2	Level 3
Equity securities in a public company	$541,132	$—	$—

	November 6, 2021
	Level 1	Level 2	Level 3
Equity securities in a public company	$621,928	$—	$—
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

	Three Months Ended		Nine Months Ended
	August 6, 2022	July 31, 2021	August 6, 2022	July 31, 2021
Manufactured housing
Homes sold through Company owned sales centers	$12,724,766	$10,128,706	$31,407,700	$30,033,265
Homes sold to independent dealers	539,350	833,904	1,472,061	3,661,753
Homes sold through manufactured home parks	249,760	458,955	1,240,110	1,108,600

	$13,513,876	$11,421,565	$34,119,871	$34,803,618
Pre-owned homes	254,911	288,261	957,745	572,005
Insurance agent commissions	77,911	68,294	222,398	216,908

Total net sales	$13,846,698	$11,778,120	$35,300,014	$35,592,531

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Total net sales in third quarter of 2022 were up 18% to $13,846,698 compared to $11,778,120 in third quarter of 2021. Total net sales for the first nine months of 2022 was $35,300,014 compared to $35,592,531 for the first nine months of 2021. The Company reported net income of $1,884,759 in third quarter of 2022, compared to a net income of $1,050,746 in third quarter 2021. Net income for the first nine months of 2022 was $4,498,619 compared to $3,841,449 for the first nine months of 2021. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2021 through July 2022 were up approximately 22% from the same period last year. Although net sales increased during the three months ended August 6, 2022 as compared to the same period last year, we continued to experience the negative impact of limitations being placed on certain key production materials from suppliers, the delay or lack of key components from vendors as well as back orders, delayed shipments, price increases and labor shortages. These supply chain issues have caused delays in completion of the homes at the manufacturing facility and the set up process of retail homes in the field, resulting in decreased net sales due to our inability to timely deliver and setup homes to customers. We expect that these challenges will continue for the remainder of fiscal year 2022 and potentially beyond until the industry supply chain normalizes.
The following table summarizes certain key sales statistics and percent of gross profit.

	Three Months Ended		Nine Months Ended
	August 6,	July 31,	August 6,	July 31,
	2022	2021	2022	2021
New homes sold through Company owned sales centers	101	104	265	318
Pre-owned homes sold through Company owned sales centers	4	6	13	12
Homes sold to independent dealers	9	26	24	115
Total new factory built homes produced	101	120	306	448
Average new manufactured home price - retail	$129,343	$94,385	$120,796	$91,488
Average new manufactured home price - wholesale	$74,747	$51,919	$71,012	$48,720
As a percent of net sales:
Gross profit from the Company owned retail sales centers	20%	17%	19%	17%
Gross profit from the manufacturing facilities - including intercompany sales	15%	11%	14%	14%
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

Insurance agent commission revenues in the third quarter of 2022 were $77,911 compared to $68,294 in the third quarter of 2021. Total insurance agent commission revenues for the first nine months of 2022 were $222,398 compared to $216,908 for the first nine months of 2021. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at August 6, 2022 and November 6, 2021.
Gross profit as a percentage of net sales was 28% in the third quarter of 2022 compared to 21% for the third quarter of 2021 and was 27% for the first nine months of 2022 compared to 24% for the first nine months of 2021. The gross profit in the third quarter of 2022 was $3,898,060 compared to $2,512,744 in the third quarter of 2021 and was $9,648,206 for the first nine months of 2022 compared to $8,622,876 for the first nine months of 2021. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned
homes sold. The increase in gross profit as a percentage of net sales is primarily due to increases in our selling prices to offset the higher inflation costs of building products and labor on each home and increase in the average gross profit at our retail sales centers.
Selling, general and administrative expenses as a percent of net sales was 12% in third quarter of 2022 compared to 11% in the third quarter of 2021 and was 13% for the first nine months of 2022 compared to 12% for the first nine months of 2021. Selling, general and administrative expenses in third quarter of 2022 was $1,653,200 compared to $1,320,456 in the third quarter of 2021 and was $4,448,349 for the first nine months of 2022 compared to $4,144,350 for the first nine months of 2021. The dollar increase in expenses in the three and nine months of 2022 compared to the same period last year were due to employee compensation expenses associated with increased sales at the retail sales centers.
We earned interest income of $62,449 for the third quarter of 2022 compared to $62,491 for the third quarter of 2021. For the first nine months of 2022, interest income was $176,706 compared to $145,621 in the first nine months of 2021. The increase in interest income for the first nine months of 2022 is primarily due to the interest earned from the sale of pre-owned
(repossessed) inventory acquired from the Company’s joint venture partner, 21st Mortgage Corporation in the first quarter of 2022.
Our earnings from Majestic 21 in the third quarter of 2022 were $15,488 compared to $20,202, for the third quarter of 2021. Earnings from Majestic 21 for the first nine months of 2022 were $40,710 compared to $45,959 for the first nine months of 2021. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio will continue to decrease due to the amortization, maturity and payoff of the loans.
We received distributions from 21
st
Mortgage Corporation in the third quarter of 2022 of $52,140 compared to $75,156 in the third quarter of 2021 and $285,639 for the first nine months of 2022 compared to $121,024 for the first nine months of 2021. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21 st
Mortgage Corporation and the Company. The distributions from the escrow arrangement, relates to certain loans financed by 21 st
Mortgage Corporation, are recorded as income by the Company when received. The increase in distributions in the first nine months of 2022 is due to the timing of the reserve balances. The earnings from the FRSA loan portfolio will continue to decrease due to the amortization and payoff of the loans.
The Company realized
pre-tax
income in the third quarter of 2022 of $2,479,072 as compared to $1,397,857 in the third quarter of 2021. The pre-tax
income for the first nine months of 2022 was $5,898,117 as compared to $5,067,874 in first nine months of 2021.

The Company recorded an income tax expense in the amount of $594,313 in the third quarter of 2022 as compared to $347,111 in third quarter 2021. Income tax expense for the nine months of 2022 was $1,399,498 compared to $1,226,425 for the nine months of 2021.
We reported net income of $1,884,759 for the third quarter of 2022 or $0.54 per share, compared to $1,050,746 or $0.29 per share, for the third quarter of 2021. For the first nine months of 2022 net income was $4,498,619 or $1.30 per share compared to $3,841,449 or $1.06 per share, in the first nine months of 2021.
Liquidity and Capital Resources
Cash and cash equivalents were $20,437,309 at August 6, 2022 compared to $36,126,059 at November 6, 2021, with the reduction primarily due to increases in inventory. Certificates of deposit were $1,946,429 at August 6, 2022 compared to $2,093,015 at November 6, 2021. Short-term investments were $541,132 at August 6, 2022 compared to $621,928 at November 6, 2021. Working capital was $31,228,311 at August 6, 2022 as compared to $35,563,355 at November 6, 2021. During the first nine months of 2022, the Company repurchased an aggregate of 162,300 shares of its common stock for an aggregate of $5,186,070. A cash dividend was paid from our cash reserves in April 2022 in the amount of $1.00 per share ($3,532,976). The Company purchased $4.6 million of new homes from two independent home manufactures for the Prestige retail sales centers during third quarter of 2022. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned
homes, and do not incur any third party floor plan financing expenses. As of August 6, 2022 the Company has incurred approximately $834,269 of the estimated construction cost of the approximately $1.1 allocated to build an 11,900 square foot frame shop on the Company’s property in Ocala, Florida.
The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $4.1 million of cash surrender value of life insurance which it can be accessed as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of August 6, 2022, the Company continued to report a strong balance sheet which included total assets of approximately $61.1 million which was funded primarily by stockholders’ equity of approximately $45.2 million.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of August 6, 2022.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES
There were no reportable events for Item 1 and Items 3 through 5.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase any shares of its common stock during the third quarter ended August 6, 2022.
The Company’s Board of Directors authorized the repurchase of 200,000 shares in September 2021 and in June 2022 authorized an additional 62,300 shares to be repurchased during fiscal year 2022, in the open market. During the first nine months ended August 6, 2022 management has repurchased an aggregate of 162,300 shares of common stock and is authorized to purchase up to an additional 100,000 shares in fiscal year 2022.
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

NOBILITY HOMES, INC.

DATE: September 19, 2022	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: September 19, 2022	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: September 19, 2022	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer