Form 10-K
period 2022-11-05
NOBILITY HOMES INC
filed 2023-02-01
CIK 72205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 5, 2022

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
Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
A
ct of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (650,300) shares), based on the closing price on the over-the-counter market on May 6, 2022 (the last business day of the second quarter of fiscal 2022), was approximately

$19.8

million.
The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding on February 1 , 2023
Common Stock	3,370,912

DOCUMENTS INCORPORATED BY REFERENCE
Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held March 3, 2023	Part III, Items 10-14

PART I

Item 1.	Business

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

Manufactured Homes

Nobility’s homes are available in approximately 100 active models sold under the trade names “Kingswood,” “Richwood,” “Tropic Isle,” “Regency Manor,” and “Tropic Manor.” The homes, ranging in size from 464 to 2,800 square feet and containing from one to five bedrooms, are available in:

•	Single-wide widths of 14 and 16 feet ranging from 35 to 72 feet in length.

•	Double-wide widths of 20, 24, 26, 28 and 32 feet ranging from 32 to 72 feet in length.

•	Triple-wide widths of 42 feet ranging from 60 to 72 feet in length.

•	Quad unit with 2 sections 28 feet wide from 40 to 48 feet long and 2 sections 28 feet wide by 52 feet long.

Our floor plans can be built as an on-frame modular home. We have been approved to build A.N.S.I. (American National Standards Institute) Park models less than 400 square feet and exposure D homes.

Nobility’s homes are sold primarily as unfurnished dwellings ready for permanent occupancy. Interiors are designed and color coordinated in a range of decors. Depending on the size of the unit and quality of appliances and other appointments, retail prices for Nobility’s homes typically range from approximately $70,000 to $220,000. Most of the prices of Nobility’s homes are considered by it to be within the low to medium price range of the industry.

Nobility’s manufacturing plant utilizes assembly line techniques in manufactured home production. The plant manufactures and assembles the floors, sidewalls, end walls, roofs and interior cabinets for their homes. Nobility purchases, from outside suppliers, various other components that are built into its homes including the axles, frames, tires, doors, windows, pre-finished sidings, plywood, ceiling panels, lumber, rafters, insulation, gypsum board, appliances, lighting and plumbing fixtures, carpeting and draperies. Nobility is not dependent upon any one particular supplier for its raw materials or component parts and is not required to carry significant amounts of inventory to assure itself of a continuous allotment of goods from suppliers.

Nobility generally does not manufacture its homes to be held by it as inventory (except for model home inventory of its wholly owned retail network subsidiary, Prestige Home Centers, Inc.), but, rather, manufactures its homes after receipt of orders. Although Nobility attempts to maintain a consistent level of production of homes throughout the fiscal year, seasonal fluctuations do occur, with sales of homes generally lower during the first fiscal quarter due to the holiday season.

The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product. Nobility’s homes are delivered by outside trucking companies. Nobility estimates that it can compete effectively within a range of approximately 350 miles from its manufacturing plant in Ocala, Florida. Substantially all of Nobility’s sales are made in Florida.

Retail Sales

Prestige Home Centers, Inc.(“Prestige”), our wholly owned subsidiary, operates ten retail sales centers in north and central Florida. Its principal executive offices are located at Nobility’s headquarters in Ocala, Florida. Sales by Prestige accounted for 95% and 87% of Nobility’s sales during fiscal years 2022 and 2021, respectively.

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

The retail sale of manufactured homes is a highly competitive business. Because of the number of retail sales centers located throughout Nobility’s market area, potential customers typically can find several sales centers within a 100-mile radius of their present home. Prestige competes with over 80 other retailers in its primary market area, some of which may have greater financial resources than Prestige. In addition, manufactured homes offered by Prestige compete with site-built housing.

Prestige does not itself finance customers’ new home purchases. Financing for home purchases has historically been available from other independent sources that specialize in manufactured housing lending and banks that finance manufactured home purchases. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources.

Insurance and Financial Services

Mountain Financial, Inc., a wholly owned subsidiary of Prestige Home Centers, Inc., is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third-party insurance companies other than agency agreements with various insurance carriers. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2022 and 2021.

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

Regulation

The manufacture, distribution and sale of homes are subject to governmental regulation at the federal, state and local levels. The Department of Housing and Urban Development (HUD) has adopted national construction and safety standards that preempt state standards. HUD regulations require that manufactured homes be constructed to more stringent wind load and thermal standards. Compliance with these standards involves approval by a HUD approved engineering firm of engineering plans and specifications on all models. HUD has also promulgated rules requiring producers of manufactured homes to utilize wood products certified by their suppliers to meet HUD’s established limits on formaldehyde emissions. HUD’s standards also require periodic inspection by state or other third-party inspectors of plant facilities and construction procedures, as well as inspection of manufactured home units during construction. In addition, some components of manufactured homes may also be subject to Consumer Product Safety Commission standards and recall requirements. Modular homes manufactured by Nobility are required to comply with the Florida Building Code established by the Florida Department of Business and Professional Regulations.

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

The government measures as well as the public reaction to COVID-19 and the various variants previously had a negative impact on customer traffic (and corresponding sales) within our centers and the operations of our business partners, which has since subsided. However, whether caused by COVID-19 or other factors, we have experienced unprecedented inflation and shortages in many material products, and difficulty in hiring additional and retaining production workers, with no immediate relief in sight that have resulted in corresponding increases to our material and labor costs. The Company is monitoring these issues and has adjusted our selling prices accordingly to help offset the higher costs.

Competition

The manufactured home industry is highly competitive. The initial investment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry into the business vary from state to state. The bond requirement for Florida is $50,000. Nobility competes directly with other manufacturers, some of whom are both considerably larger and possess greater financial resources than Nobility. Nobility estimates that of the 20 manufacturers selling in the state, approximately 10 manufacture homes of the same type as Nobility and compete in the same market area. Nobility believes that it is generally competitive with most of those manufacturers in terms of price, service, warranties and product performance.

Employees

As of January 7, 2023, the Company had 145 full-time employees, including 32 employed by Prestige. Approximately 89 employees are factory personnel compared to approximately 74 in such positions a year ago and 56 are in management, administrative, supervisory, sales and clerical positions compared to approximately 57 a year ago. In addition, Nobility employs part-time employees when necessary.

The Company has managerial, administrative, supervisory, sales and manufacturing employees. We have a focus on safety and being drug free in our manufacturing operations.

Historically, we have had low turnover rates with our non-manufacturing employees. It is currently difficult for us to attract long-term quality employees for our manufacturing operations. We have experienced disruption in production as a result of our inability to find labor. We are using different hiring practices such as work release programs and employment services to reduce the turnover. However, we are still experiencing a shortage of qualified factory production employees.

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

As of February 1, 2023, Nobility owned one manufacturing plant as follows:

Location	Approximate Size
3741 SW 7th Street Ocala, Florida	72,000 sq. ft.

Nobility’s Ocala facility is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility’s corporate offices. The plant, which is of metal construction, is in good condition and requires little maintenance. In December 2021, the Company broke ground to build an 11,900 square foot frame shop constructed of concrete block and metal to manufacture steel frames for our homes, on our current manufacturing plant property in Ocala, Florida. It is anticipated that this project will be completed in fiscal year 2023.

Prestige owns the properties on which it’s Ocala South, Ocala North, Auburndale, Inverness, Tavares, Panama City, Yulee and Punta Gorda, Florida retail sales centers are located. Prestige leases the property for its other two retail sales centers located in Chiefland and Hudson Florida. The Company in April 2022 sold 4.38 acres of land frontage at the Inverness location for $96,970 to the Florida Department of Transportation for SR 41 road widening project. In January 2021 the Company purchased the land for the Tavares retail sales center for $245,000, land in Ocala for a future retail sales center in February 2021 for $1,040,000 and the land for the Ocala South retail sales center in March 2021 for $500,000.

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

Holders

At January 31, 2023 the approximate number of holders on record of common stock was 86 (not including individual participants in security position listings).

Dividends

The Board of Directors declared a one-time cash dividend of $1.00 per common share for fiscal year 2021 paid to stockholders of record as of March 22, 2022. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table displays equity compensation plan information as of the end of the fiscal year ended November 5, 2022 (see Note 13 to the Company’s financial statement included herein).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	66,200	$27.37	N/A
Equity compensation plans not approved by security holders	N/A	N/A	233,800

Total	66,200	$27.37	233,800

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

The Company did not repurchase any shares of its common stock during the fourth quarter ended November 5. 2022.

In September 2022, the Company’s Board of Directors authorized the Company to repurchase up to 200,000 shares of the Company’s common stock during fiscal year 2023 on the open market.

The Company’s Board of Directors in September 2021 authorized 200,000 and in June 2022 authorized 62,300 shares to be repurchased during fiscal year 2022 on the open market. During the twelve months ended November 5, 2022 the Company repurchased an aggregate of 162,570 shares of common stock.

In April 2022, the Company repurchased 100,000 shares of common stock from its president (see note 4) to the Company’s financial statements included herein.

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2022 and 2021, Nobility continued to experience consumer demand for affordable manufactured homes in Florida. Our three-, four- and five-bedroom manufactured homes are favored by families, compared with the one, two and three-bedroom homes that typically appeal to the retirement buyers who reside in the manufactured housing communities.

In an effort to make manufactured homes more competitive with site-built housing, financing packages are available through third-party lenders to provide (1) 30-year financing, (2) an interest rate reduction program (buy-down), (3) combination land/manufactured home loans, and (4) a 5% down payment program for qualified buyers.

Prestige maintains several outside financing sources that provide financing to retail homebuyers for its manufactured homes. The Company continually tries to develop relationships with new lenders, since established lenders will occasionally leave manufactured home lending. The lack of lenders in our industry, partly as a result of an increase in government regulations, still affects our results by limiting many affordable manufactured housing buyers from purchasing homes. In addition, rising interest rates have slowed the demand for retail homebuyers.

Prestige’s wholly owned subsidiary, Mountain Financial, Inc., is an independent insurance agent and licensed loan originator. Mountain Financial provides automobile insurance, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes.

The rising interest rate environment’s future impact on the housing market as well as the continued negative impact from COVID-19 and other factors on the Company’s production work force, supply of certain building products and the operations of the Company are difficult to forecast for fiscal year 2023. These factors have had a negative impact on customer traffic (and corresponding sales) within our sales centers, operations of the manufacturing facility and our business partners through the most part of fiscal year 2022 and during the third and fourth quarters of fiscal 2021.

In fiscal year 2022 Prestige purchased from other manufacturers 153 ($12,595,593) new homes to help eliminate the large backlog from Nobility. Prestige has 99 ($8,198,040) new homes from Nobility and outside manufacturers that are included in inventory and are in the field waiting to be completed and closed.

Nobility believes that being located in Florida offers a number of advantages such as an increasing population and a low-tax and business friendly state government. However, Nobility is also aware of climate-related risks such as hurricanes, tornados, sea-level rise, flooding and wildfires which are prone to occur in Florida. To date, management does not believe these climate-related risks have adversely impacted the Company. However, management believes if such climate-related events impacted the Company’s manufacturing or sales facilities, then the Company would be adversely impacted. If such climate-related events should deter future population growth in Florida, then the Company would be adversely impacted. If climate-related disclosures are required in the future by the Securities and Exchange Commission or if customary business practices should change to require greater climate-risk mitigation, then the Company would face increased compliance costs and costs of doing business. Such costs are not currently quantifiable.

The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 5, 2022 (fiscal year 2022) consisted of a fifty-two-week period and the year ended November 6, 2021 (fiscal year 2021) consisted of a fifty-three-week period.

Results of Operations

Total net sales in fiscal year 2022 increased 14% to $51,522,054 compared to $45,062,558 in fiscal year 2021. The Company reported net income of $7,232,029 in fiscal year 2022, an increase of 34% compared to $5,398,808 during fiscal year 2021. The demand for affordable manufactured housing in Florida and the U.S. is slowing as a result of the increased interest rate environment driven by the Federal Reserve. Although net sales increased during the twelve months ended November 5, 2022 as compared to the same period last year, we continued to experience the negative impact of limitations being placed on certain key production materials from suppliers, the delay or lack of key components from vendors as well as back orders, delayed shipments, price increases and labor shortages. These supply chain issues have caused delays in the completion of the homes at the manufacturing facility and the set-up process of retail homes in the field, resulting in decreased net sales due to our inability to timely deliver and setup homes to customers. Certainly, the COVID-19 pandemic has had an impact on each of these areas. We expect that these challenges will continue for the first six months of fiscal year 2023 or until the industry supply chain normalizes. The Company has continued to experience inflation in most building products resulting in increases to our material and labor costs which has increased the wholesale and retail selling prices of our homes. In addition, potential customers may delay or defer purchasing decisions in light of the rising interest rate environment. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2021 through October 2022 were up approximately 23% from the same period last year.

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years 2022 and 2021.

	2022	2021
New homes sold through Company owned sales centers	371	394
Pre-owned homes sold through Company owned sales centers	13	15
Homes sold to independent dealers	43	139
Total new factory built homes produced	423	557
Average new manufactured home price—retail	$126,438	$93,824
Average new manufactured home price—wholesale	$72,983	$50,183
As a percent of net sales:
Gross profit from the Company owned retail sales centers	20%	17%
Gross profit from the manufacturing facilities—including intercompany sales	16%	15%

Maintaining our strong financial position is vital for future growth and success. Our many years of experience in the Florida market, combined with home buyers’ increased need for more affordable housing, should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

On June 5, 2022, we celebrated our 55th anniversary in business specializing in the design and production of quality, affordable manufactured and modular homes. With multiple retail sales centers in Florida for over 32 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in fiscal year 2022 were $299,672 compared to $283,154 in fiscal year 2021. We have established appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 5, 2022 and November 6, 2021.

Cost of goods sold at our manufacturing facilities include materials, direct and indirect labor and manufacturing expenses (which consists of factory occupancy, salary and salary related, delivery costs, manufactured home service costs and other manufacturing expenses). Cost of goods sold at our retail sales centers include appliances, air conditioners, electrical and plumbing hook-ups, furniture, insurance, impact and permit fees, land and home fees, manufactured home, service warranty, setup contractor, interior drywall finish, setup display, skirting, steps, well, septic tank and other expenses.

Gross profit as a percentage of net sales was 29% in fiscal year 2022 compared to 25% in fiscal year 2021. Our gross profit was $14,903,438 for fiscal year 2022 compared to $11,432,196 for fiscal year 2021. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit as a percentage of net sales is primarily due to the increase in the wholesale and retail selling prices of our homes.

Selling, general and administrative expenses at our manufacturing facility include salaries, professional services, advertising and promotions, corporate expenses, employee benefits, office equipment and supplies and utilities. Selling, general and administrative expenses at our retail sales center include advertising, retail sales centers expenses, salary and salary related, professional fees, corporate expense, employee benefit, office equipment and supplies, utilities and travel. Selling, general and administrative expenses at the insurance company include advertising, professional fees and office supplies.

Selling, general and administrative expenses as a percentage of net sales was 13% in fiscal year 2022 compared to 12% in fiscal year 2021. Selling, general and administrative expenses were $6,477,988 for fiscal year 2022 compared to $5,286,172 for fiscal year 2021. The dollar increases in expenses in 2022 were due to the increase in variable expenses which were a direct result of employee benefits compensation due to the increase in sales.

The Company earned interest in the amount of $234,804 in fiscal year 2022 compared to $180,635 in fiscal year 2021. Interest income is dependent on our cash balance and available rates of return. The increase during 2022 is primarily due to the increase in the interest rates.

The Company earned $60,457 from its joint venture, Majestic 21, in fiscal year 2022 compared to $59,072 in fiscal year 2021. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio could vary year to year, but overall, the earnings will continue to decrease due to the amortization, maturity and payoff of the loans.

We received $364,520 in fiscal year 2022 and $246,216 in fiscal year 2021 under an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company as received, which has been the Company’s past practice. The increase in earnings is primarily due to the four distributions received in fiscal year 2022 compared to three distributions received fiscal year 2021. The earnings overall from the FRSA loan portfolio will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income of $9,436,534 in fiscal year 2022 compared to a pre-tax income of $7,118,733 in fiscal year 2021.

The Company recorded an income tax expense of $2,204,505 in fiscal year 2022 compared to $1,719,925 in fiscal year 2021.

Net income in fiscal year 2022 was $7,232,029 or $2.10 per basic and diluted share and net income in fiscal year 2021 was $5,398,808 or $1.50 per basic and diluted share.

Liquidity and Capital Resources

Cash and cash equivalents were $16,653,449 at November 5, 2022 compared to $36,126,059 at November 6, 2021. Certificates of deposit were $3,903,888 at November 5, 2022 compared to $2,093,015 at November 6, 2021. Short-term investments were $589,071 at November 5, 2022 compared to $621,928 at November 6, 2021. Working capital was $33,667,732 at November 5, 2022 compared to $35,563,355 at November 6, 2021. A cash dividend was paid from our cash reserves in April 2022 in the amount of $1.00 per share ($3,532,976). During fiscal 2022, the Company repurchased an aggregate 162,570 of shares of its common stock for an aggregate of $5,195,267 and Prestige purchased from other manufacturers 153 ($12,595,593) new homes to help eliminate the large backlog from Nobility. Prestige new home inventory was $20,016,093 at November 5, 2022 compared to $7,140,880 at November 6, 2021. The increase in Prestige new home inventory was due to the 121 ($10,432,998) new homes in inventory that were purchased from other manufacturers. Prestige has 99 ($8,198,040) new homes from Nobility and other manufacturers that are included in inventory and are in the field waiting to be completed and closed. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third-party floor plan financing expenses. The Company incurred $1.1 million in fiscal year 2022 in building an 11,900 square foot frame shop to manufacture steel frames for our homes. In April 2022 Prestige sold 4.38 acres of land frontage at the Inverness location for $96,970 to the Florida Department of Transportation for SR 41 road widening project. A cash dividend was paid from our cash reserves in March 2021 in the amount of $1.00 per share ($3,632,100). During fiscal 2021, the Company repurchased an aggregate of 100,346 shares of its common stock for an aggregate of $3,478,553. In January 2021 the Company purchased the land for the Tavares retail sales center for $245,000, land in Ocala for a future retail sales center in February 2021 for $1,040,000 and land for the Ocala South retail sales center in March 2021 for $500,000.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $4.1 million of cash surrender value of life insurance which it may be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of November 5, 2022, the Company continued to report a strong balance sheet which included total assets of approximately $62.4 million which was funded primarily by stockholders’ equity of approximately $47.9 million.

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

The Company recognizes revenue from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to set up the home or to complete any other significant obligations.

Sales of homes to affiliated entities that are subject to contingent payment terms are considered inventory consignment arrangements. Revenue from such arrangements is recognized when the homes are sold to the end users and payment is collected by the affiliated entity.

See Note 4 “Related Party Transactions” to the Company’s financial statement included herein

The Company recognizes revenue from its wholly owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations on November 5, 2022 or November 6, 2021.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 5, 2022, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21).

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Nobility Homes, Inc.
Ocala, Florida
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. (the “Company”) at November 5, 2022 and November 6, 2021, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year
period ended November 5, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Jupiter, Florida
February
1
, 2023
PCAOB ID# 229

Nobility Homes, Inc.
Consolidated Balance Sheets
November 5, 2022 and November 6, 2021

	November 5,	November 6,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$16,653,449	$36,126,059
Certificates of deposit	3,903,888	2,093,015
Short-term investments	589,071	621,928
Accounts receivable - trade	1,288,645	680,228
Note receivable	23,905	32,825
Mortgage notes receivable	16,191	22,589
Inventories	22,775,239	10,394,288
Pre-owned homes, net	682,254	542,081
Prepaid expenses and other current assets	2,172,675	1,821,267

Total current assets	48,105,317	52,334,280
Property, plant and equipment, net	7,915,695	6,847,780
Pre-owned homes, net	—	755,394
Note receivable, less current portion	16,599	38,895
Mortgage notes receivable, less current portion	131,514	222,459
Mobile home park note receivable	—	72,731
Other investments	1,848,893	1,788,436
Deferred income taxes	43,778	—
Operating lease right of use assets	—	1,597
Cash surrender value of life insurance	4,143,035	3,966,939
Other assets	156,287	156,287

Total assets	$62,361,118	$66,184,798

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,119,188	$939,964
Accrued compensation	1,132,423	555,222
Accrued expenses and other current liabilities	1,742,696	1,513,967
Income taxes payable	229,200	89,083
Operating lease obligation	—	1,597
Customer deposits	10,214,078	13,671,092

Total current liabilities	14,437,585	16,770,925
Deferred income taxes	—	99,568

Total liabilities	14,437,585	16,870,493

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,370,912 and 3,532,100 shares outstanding, respectively	536,491	536,491
Additional paid in capital	10,849,687	10,766,253
Retained earnings	63,441,812	59,742,759
Less treasury stock at cost, 1,993,995 and 1,832,807 shares, respectively	(26,904,457)	(21,731,198)

Total stockholders’ equity	47,923,533	49,314,305

Total liabilities and stockholders’ equity	$62,361,118	$66,184,798

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.
Consolidated Statements of Income
For the years ended November 5, 2022 and November 6, 2021

	Year Ended
	November 5,	November 6,
	2022	2021
Net sales	$51,522,054	$45,062,558
Cost of sales	(36,618,616)	(33,630,362)

Gross profit	14,903,438	11,432,196
Selling, general and administrative expenses	(6,477,988)	(5,286,172)

Operating income	8,425,450	6,146,024

Other income (loss):
Interest income	234,804	180,635
Undistributed earnings in joint venture - Majestic 21	60,457	59,072
Proceeds received under escrow arrangement	364,520	246,216
(Decrease) increase in fair value of equity investment	(32,857)	262,968
Gain on disposal of property, plant and equipment	88,936	—
Miscellaneous	295,224	223,818

Total other income	1,011,084	972,709

Income before provision for income taxes	9,436,534	7,118,733
Income tax expense	(2,204,505)	(1,719,925)

Net income	$7,232,029	$5,398,808

Weighted average number of shares outstanding:
Basic	3,437,784	3,597,756
Diluted	3,445,498	3,607,448
Net income per share:	$2.10	$1.50
Basic	$2.10	$1.50
Diluted

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended November 5, 2022 and November 6, 2021

	Common	Common	Additional	Retained	Treasury
	Stock Shares	Stock	Paid-in-Capital	Earnings	Stock	Total
Balance at November 6, 2021	3,532,100	$536,491	$10,766,253	$59,742,759	$(21,731,198)	$49,314,305
Cash dividend	—	—	—	(3,532,976)	—	(3,532,976)
Purchase of treasury stock	(162,570)	—	—	—	(5,195,267)	(5,195,267)
Stock-based compensation	416	—	100,886	—	4,556	105,442
Exercise of employee stock
options	966	—	(17,452)	—	17,452	—
Net income	—	—	—	7,232,029	—	7,232,029

Balance at November 5, 2022	3,370,912	$536,491	$10,849,687	$63,441,812	$(26,904,457)	$47,923,533

	Common	Common	Additional	Retained	Treasury
	Stock Shares	Stock	Paid-in-Capital	Earnings	Stock	Total
Balance at October 31, 2020	3,631,196	$536,491	$10,694,554	$57,976,051	$(18,265,820)	$50,941,276
Cash dividend	—	—	—	(3,632,100)	—	(3,632,100)
Purchase of treasury stock	(100,346)	—	—	—	(3,478,553)	(3,478,553)
Stock-based compensation	—	—	69,749	—	—	69,749
Exercise of employee stock						—
options	1,250	—	1,950	—	13,175	15,125
Net income	—	—	—	5,398,808	—	5,398,808

Balance at November 6, 2021	3,532,100	$536,491	$10,766,253	$59,742,759	$(21,731,198)	$49,314,305

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.
Consolidated Statements of Cash Flows
For the years ended November 5, 2022 and November 6, 2021

	Year Ended
	November 5,	November 6,
	2022	2021
Cash flows from operating activities:
Net income	$7,232,029	$5,398,808
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	169,661	186,320
Deferred income taxes	(143,346)	103,166
Undistributed earnings in joint venture - Majestic 21	(60,457)	(59,072)
Gain on disposal of property, plant and equipment	(88,936)	—
Decrease (increase) in fair market value of equity investments	32,857	(262,968)
Stock-based compensation	105,442	69,750
Amortization of operating lease right of use assets	1,597	713,771
Decrease (increase) in:
Accounts receivable - trade	(608,417)	109,818
Inventories	(12,380,951)	(1,099,611)
Pre-owned homes	615,221	221,702
Prepaid expenses and other current assets	(351,408)	(806,420)
Interest receivable	(23,888)	(18,328)
(Decrease) increase in:
Accounts payable	179,224	11,869
Accrued compensation	577,201	(115,298)
Accrued expenses and other current liabilities	228,729	130,135
Income taxes payable	140,117	194,759
Customer deposits	(3,457,014)	8,572,459

Net cash (used in) provided by operating activities	(7,832,339)	13,350,860

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,245,610)	(1,891,386)
Purchase certificates of deposit	(3,880,000)	—
Proceeds from certificates of deposit	2,087,936	2,496,000
Proceeds from disposal of property, plant and equipment	96,970	—
Collections on interest receivable	5,079	31,620
Collections on mortgage notes receivable	97,343	2,623
Collections on equipment and other notes receivable	31,216	39,350
Collections of mobile park Note receivable	201,464	—
Issuance of equipment note receivable	—	(68,500)
Issuance of mobile home park note receivable	(128,733)	(72,731)
Increase in cash surrender value of life insurance	(176,096)	(171,037)

Net cash (used in) provided by investing activities	(2,910,431)	365,939

Cash flows from financing activities:
Payment of cash dividend	(3,532,976)	(3,632,100)
Proceeds from exercise of employee stock option	—	15,125
Purchase of treasury stock	(5,195,267)	(3,478,553)
Reduction of operating lease obligation	(1,597)	(801,114)

Net cash used in financing activities	(8,729,840)	(7,896,642)

(Decrease) increase in cash and cash equivalents	(19,472,610)	5,820,157
Cash and cash equivalents at beginning of year	36,126,059	30,305,902

Cash and cash equivalents at end of year	$16,653,449	$36,126,059

Supplemental disclosure of cash flows information:
Income taxes paid	$2,262,000	$1,422,000

Noncash exercise of employee stock options	$(9,197)	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1 Reporting Entity and Significant Accounting Policies
Description of Business and Principles of Consolidation –
The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”), and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and licensed mortgage loan originator and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has a manufacturing plant in operation that is located in Ocala, Florida. At November 5, 2022, Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda.
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
Fiscal Year
–
The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 5, 2022 (fiscal year 2022) consisted of a fifty-two-week
period and the year ended November 6, 2021 (fiscal year 2021) consisted of a fifty-three-week period.
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

1.	Identify the contract(s) with a customer.

2.	Identify each performance obligation in the contract.

3.	Determine the transaction price.

4.	Allocate the transaction price to each performance obligation; and

5.	Recognize revenue when or as each performance obligation is satisfied.
The Company recognizes revenue from its retail sales of new manufactured homes upon the occurrence of the following:

•	Its receipt of a down payment,

•	Construction of the home is complete,

•	Home has been delivered and set up at the retail home buyer’s site, and title has been transferred to the retail home buyer,

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
The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to set up the home or to complete any other significant obligations.
The Company recognizes revenues from its wholly owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 5, 2022 and November 6, 2021.
Sales of homes to affiliated entities that are subject to contingent payment terms are considered inventory consignment arrangements. Revenue from such arrangements is recognized when the homes are sold to the end users and payment is collected by the affiliated entity.
See Note 4 “Related Party Transactions”.
Revenues by Products and Services
– Revenues by net sales from manufactured housing,
pre-owned
homes, and insurance agent commissions for the years ended November 5, 2022 and November 6, 2021 are as follows:

	202 2	2021
Manufactured housing	$50,264,637	$43,963,239
Pre-owned homes	957,745	816,165
Insurance agent commissions	299,672	283,154

Total net sales	$51,522,054	$45,062,558

Cash and Cash Equivalents
–
The Company considers all money market accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Certificates of Deposit
– Certificates of deposits are recorded at cost plus accrued interest and have maturities of twelve months or less.
Accounts Receivable –
Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At November 5, 2022 or November 6, 2021, in the opinion of management, no material accounts were considered uncollectible and, accordingly, no allowance was deemed necessary.
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
unrealized gains and losses on these
available-for-sale
securities are reflected in the statement of income and comprehensive income.

The accompanying notes are an integral part of these financial statements.

Inventories –
New home inventory is carried at a lower of cost or net realizable value. The cost of finished home inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. In addition, an allocation of depreciation and amortization is included in the cost of goods sold. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or net realizable value.
Other
pre-owned
homes are acquired (Repossessions Inventory) as a convenience to the Company’s joint venture partner, 21st Mortgage Corporation. This inventory has been repossessed by 21 st
Mortgage Corporation or through mortgage foreclosure. The Company acquired this inventory at the amount of the uncollected balance of the financing at the time of the foreclosure/repossessions by 21st Mortgage Corporation. The Company records this inventory at a cost determined by the specific identification method. All of the refurbishment costs are paid by 21 st
Mortgage Corporation. This arrangement assists 21
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
st
Mortgage to the Company. As the Company has no risk of loss on the sale, there is no valuation allowance necessary for repossessions inventory.
Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s consolidated balance sheets. Consigned inventory was $318,590 and $794,766 as of November 5, 2022 and November 6, 2021, respectively.
Pre-owned
homes are also taken as
trade-ins
on new home sales
(Trade-in
Inventory). This inventory is recorded at estimated actual wholesale value, which is generally lower than market value, determined on the specific identification method, plus refurbishment costs incurred to date to bring the inventory to a more saleable state. The
Trade-in
Inventory amount is reduced where necessary on a unit specific basis by a valuation reserve, which management believes results in inventory being valued at net realizable value.
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
Investment in Majestic 21
–
Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity, 21 st
Mortgage Corporation (“21
st
Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact Majestic 21 economic performance therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 810, “Consolidations” (ASC 810). Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture. Based on management’s evaluation, there was no impairment of this investment at November 5, 2022 or November 6, 2021.
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

Customer Deposits –
A retail customer is required to make a down payment ranging from $500 to 35% of the retail contract price based upon the creditworthiness of the customer. The retail customer receives the full down payment back when the Company is not able to obtain retail financing. If the retail customer receives retail financing and decides not to go through with the retail sale, the Company can withhold 20% of the retail contract price. The Company does not typically receive any deposits from independent dealers.
Company Owned Life Insurance
– The Company has purchased life insurance policies for certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Warranty Costs –
The Company provides a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2022 and 2021 are as follows:

	2022	2021
Beginning accrued warranty expense	$125,000	$125,000
Less: reduction for payments	(428,031)	(465,549)
Plus: additions to accrual	428,031	465,549

Ending accrued warranty expense	$125,000	$125,000

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
Stock-Based Compensation –
The Company has a stock incentive plan (the “Plan”) which authorizes the issuance of options to purchase common stock. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).
Rebate Program –
The Company has a rebate program for some dealers based upon the number and type of home purchased, which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. There were no rebates earned by dealers during fiscal years 2022 and 2021.
Advertising –
Advertising for Prestige retail sales centers consists primarily of internet, newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expenses amounted to approximately $70,123 and $141,581 for fiscal years 2022 and 2021, respectively.

The accompanying notes are an integral part of these financial statements.

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
Major Customers
–
There were no customers that accounted for more than 10% of our total net sales in fiscal year 2022.

Concentration of Credit Risk –
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. At times, the Company’s deposits may exceed federally insured limits. However, the Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk in these accounts. The majority of the Company’s sales are credit sales which are made primarily to customers whose ability to pay is dependent upon the industry economics prevailing in the areas where they operate; however, concentrations of credit risk with respect to accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. The Company maintains reserves for potential credit losses when deemed necessary and such losses have historically been within management’s expectations.
Concentration of Retail Financing Sources
–
There are
two national lenders that service the manufactured housing industry with several others who specialize in government insured loans (Fannie, Freddie, FHA, VA, etc.). With only a few lenders dedicated to our industry, the loss of any of them could adversely affect our retail sales.

The accompanying notes are an integral part of these financial statements.

NOTE 2 Investments
The following is a summary of short-term investments (available for sale):

	November 5, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$421,141	$—	$589,071

	November 6, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$453,998	$—	$621,928

The fair values were estimated based on unadjusted quoted prices at each respective period end.
NOTE 3 Fair Values of Financial Investments
The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses are approximate fair value because of the short maturity of those instruments.
The Company accounts for the fair value of financial investments in accordance with FASB ASC No. 820, “Fair Value Measurements” (ASC 820).
ASC 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The ASC 820 fair value hierarchy is defined as follows:

•	Level 1—Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2—Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

•
Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The following table represents the Company’s financial assets and liabilities which are carried at fair value at November 5, 2022 and November 6, 2021.

	November 5, 2022
	Level 1	Level 2	Level 3
Equity securities in a public company	$589,071	$—	$—

	November 6, 2021
	Level 1	Level 2	Level 3
Equity securities in a public company	$621,928	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTE 4 Related Party Transactions
Affiliated Entities
TLT, Inc. –
Our President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). Our President owns between a 24.75% and a 56.0% direct and indirect interest in each of these limited partnerships. Our Executive Vice President owns between a 23.0% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2022 and 2021.
Repurchase of Common Stock
– In April 2022, the Company repurchased 100,000 shares of common stock from our President at $32.61 per share.
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
We received no distributions from the joint venture in fiscal year 2022 or 2021.
With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21.
NOTE 6 Inventories
A breakdown of the elements of inventory at November 5, 2022 and November 6, 2021 is as follows:

	November 5, 2022	November 6, 2021
Raw materials	$2,119,372	$2,225,532
Work-in-process	135,513	97,021
Inventory consigned to affiliated entities	318,590	794,766
Finished homes – Nobility	9,583,095	7,140,880
Finished homes – Other	10,432,998	—
Model home furniture	185,671	136,089

Inventories	$22,775,239	$10,394,288

Pre-owned homes	$682,254	$1,297,475
Less homes expected to sell in 12 months	(682,254)	(542,081)

Pre-owned homes, long-term	$—	$755,394

The accompanying notes are an integral part of these financial statements.

NOTE 7 Property, Plant and Equipment
Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	November 5, 2022	November 6, 2021
Land	—	$4,872,382	$4,880,416
Land improvements	10-20	1,253,025	1,245,975
Buildings and improvements	15-40	2,584,852	2,579,772
Machinery and equipment	3-10	1,059,377	1,038,455
Furniture and fixtures	3-10	301,889	301,889
Construction in progress	—	1,212,558	—

		11,284,083	10,046,507
Less accumulated depreciation		(3,368,388)	(3,198,727)

		$7,915,695	$6,847,780

Depreciation expenses during the years ended November 5, 2022 and November 6, 2021 totaled $169,661 and $186,320, respectively.
NOTE 8 Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following:

	November 5, 2022	November 6, 2021
Accrued warranty expense	$125,000	$125,000
Accrued property and sales taxes	407,968	351,784
Other accrued expenses	1,209,728	1,037,183

Total accrued expenses and other current liabilities	$1,742,696	$1,513,967

NOTE 9 Proceeds Received Under Escrow Arrangement
The Company received $364,520 in fiscal year 2022 and $246,216 in fiscal year 2021 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21 st
Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21
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
test, no tax benefit is recorded.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of Florida. The Company’s income tax returns for the past three years are subject to examination by tax authorities and may change upon examination.

The accompanying notes are an integral part of these financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not reflect any amounts for interest and penalties in its 2022 or 2021 statements of operations, nor are any amounts accrued for interest and penalties at November 5, 2022 and November 6, 2021.
The provision for income taxes for the years ended consists of the following:

	November 5, 2022	November 6, 2021
Current tax expense:
Federal	$2,009,567	$1,327,166
State	338,284	289,593
Deferred tax (benefit)	(143,346)	103,166

Provision for income taxes	$2,204,505	$1,719,925

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	November 5, 2022	November 6, 2021
Provision—federal statutory tax rate	$1,981,672	$1,494,934
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	263,528	250,708
Permanent differences:
Decrease in FL corporate tax rate	—	(135)
Other	(40,695)	(25,582)

Provision for income taxes	$2,204,505	$1,719,925

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	November 5, 2022	November 6, 2021
Deferred tax assets:
Allowance for doubtful accounts	$58,173	$55,455
Prepaid Expenses .	14,995	14,295
Accrued expenses	198,633	107,893
Other assets	32,411	17,789
Lease right of use liability	—	382
Stock-based compensation	34,789	19,502

Total deferred tax assets	339,001	215,316
Deferred tax liabilities:
Depreciation	(123,033)	(135,466)
Carrying value of investments	(106,253)	(109,146)
Amortization	(39,206)	(37,374)
Prepaid expenses	(26,731)	(32,516)
Lease right of use asset	—	(382)

Net deferred tax assets (liabilities)	$43,778	$(99,568)

The accompanying notes are an integral part of these financial statements.

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	November 5, 2022	November 6, 2021
Current assets (liabilities):
Deferred tax assets	$—	$—
Deferred tax liabilities	—	—

Net current deferred tax assets	—	—

Non-current assets (liabilities):
Deferred tax assets	339,001	215,316
Deferred tax liabilities	(295,223)	(314,884)

Net non-current deferred tax assets (liabilities)	43,778	(99,568)
Net deferred tax assets (liabilities)	$43,778	$(99,568)

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For fiscal years 2022 and 2021, the Company determined that a valuation reserve for the Company’s deferred tax assets was not considered necessary as the deferred tax assets were fully realizable.
NOTE 11 Stockholders’ Equity
Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 162,570 and 100,346 shares of its common stock during fiscal years 2022 and 2021, respectively.
NOTE 12 Stock Option Plan
In June 2011, the Company’s Board of Directors adopted, and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee
directors. A total of 300,000 shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. The Plan was amended by the Board of Directors to extend the termination date from June 2021 until June 1, 2026. At November 5, 2022, 233,800 options were available for future grant under the Plan and 66,200 options were outstanding.
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide a service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2022 and 2021, the Company recognized compensation costs related to the vesting of stock options of approximately $105,442 and $69,750 respectively.

The accompanying notes are an integral part of these financial statements.

A summary of information with respect to options granted is as follows:

	Number of Shares		Stock Oprtion Price Range	Weighted Average Exercies Price	Aggregate Intrinsic Value
Outstanding at October 31, 2020	27,300		$12.10 - 24.00	$23.36

Granted	21,250		25.75	25.75
Exercised	1,250		12.10	12.10
Canceled	—		—	—

Outstanding at November 6, 2021	47,300		$12.10 - 25.75	$24.41

Granted	20,400		33.10	33.10
Exercised	1,500	*	12.10	12.10
Canceled	—		—	—

Outstanding at November 5, 2022	66,200		$12.10 - 33.10	$27.37	$—

*	Options for the exercise of 1,500 shares were exercised on a cashless basis, resulting in the net issuance of 966 shares.
The aggregate intrinsic value in the table above represents total intrinsic value (of options in the money), which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2022 and the exercise price times the number of shares, that would have been received by the option holder had the option holder exercised their options on November 5, 2022.
The following table summarizes information about the outstanding stock options at November 5, 2022:

Options Outstanding				Options Exercisable
Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$24.00	24,550	3	$24.00	$24,550	$24.00
$25.75	21,250	4	25.75	$21,250	25.75
$33.10	20,400	5	33.10	$20,400	33.10

	66,200	3.94	$27.37	$66,200	$27.37

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
NOTE 13 Employee Benefit Plan
The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution, up to a maximum of 6% of an employee’s compensation. The contribution expense charged to operations amounted to approximately $220,100 and $219,900 in fiscal years 2022 and 2021, respectively.

The accompanying notes are an integral part of these financial statements.

NOTE 14 Commitments and Contingent Liabilities
Operating Leases –
The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through October 2023. The Company also leases certain equipment under unrelated operating leases.
Other Contingent Liabilities –
Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Accordingly, the Company has made an accrual provision of $150,000 for litigation settlements in the accompanying consolidated financial statements.
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 5, 2022 based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

The accompanying notes are an integral part of these financial statements.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2023 annual meeting of shareholders.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one-year terms.

Executive Officers

Terry E. Trexler (83)	Chairman of the Board and President of Nobility since 1967; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (59)	Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Jean Etheredge (77)	Secretary since 1967.

Lynn J. Cramer, Jr. (77)	Treasurer since 1980.

Thomas W. Trexler, Executive Vice President, Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility’s President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer, principal financial officer, executive vice presidents and controller. The code has been designed in accordance with the provisions of the Sarbanes-Oxley Act of 2002, to promote honest and ethical conduct.

Our code of ethics is available on our website at www.nobilityhomes.com. You may also obtain a copy of the Nobility Homes, Inc. Code of Ethics, at no cost, by forwarding a written request to the Secretary, Nobility Homes, Inc., 3741 SW 7th Street, Ocala, Florida 34474.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2023 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2023 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2023 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2023 annual meeting of shareholders.

The accompanying notes are an integral part of these financial statements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedules

Report of Daszkal Bolton LLP

Consolidated Balance Sheets at November 5, 2022 and November 6, 2021

Consolidated Statements of Comprehensive Income for the Years Ended November 5, 2022 and November 6, 2021

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 5, 2022 and November 6, 2021

Consolidated Statements of Cash Flows for the Years Ended November 5, 2022 and November 6, 2021

Notes to Consolidated Financial Statements

(b)	Exhibits:

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate.

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement.

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

3.(a)	Nobility’s Articles of Incorporation, as amended (filed as Exhibit 3(a) to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	Bylaws, as amended March 28, 1994 (filed herewith.)

4.1	Description of Securities (filed herewith)

10.(a)	Joint Venture Agreement with 21st Century Mortgage Corporation (filed as Exhibit 10(a) to Nobility’s Form 10-K for the fiscal year ended November 1, 1997 and incorporated herein by reference).

(b)	2011 Stock Incentive Plan (filed as part of Nobility’s definitive proxy statement filed on June 7, 2011 and incorporated herein by reference).

(c)	Agreement dated September 7, 2001, between Nobility and Terry E. Trexler relating to use of life insurance proceeds (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 3, 2001 and incorporated herein by reference).

(d)	Finance Revenue Sharing Agreement dated April 10, 2004, between 21st Mortgage Corporation, Prestige Home Centers, Inc. and Majestic Homes, Inc. (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended October 31, 2009 and incorporated herein by reference).

(e)	Seventh Amendment to the Finance Revenue Sharing Agreement dated April 10, 2004, with 21st Mortgage Corporation (filed as an exhibit to Nobility’s Form 8-K filed November 14, 2011 and incorporated herein by reference).

The accompanying notes are an integral part of these financial statements.

(f)	Amendment No.1 to 2011 Stock Plan (Filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 6, 2021 and incorporated herein by reference).

21.1	Subsidiaries of Nobility.

23.1	Consent of Daszkal Bolton LLP.

31.(a)	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(b)	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.(a)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

(b)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.	Interactive data filing formatted in XBRL.

104.	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101).

Item 16.	Form 10-K Summary

None.

The accompanying notes are an integral part of these financial statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILITY HOMES, INC.

DATE: February 1, 2023	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive Officer)

DATE: February 1, 2023	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: February 1, 2023	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: February 1, 2023	By: /s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: February 1, 2023	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director

DATE: February 1, 2023	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: February 1, 2023	By: /s/ Arthur L. Havener
Arthur L. Havener, Director

The accompanying notes are an integral part of these financial statements.