Form 10-Q
period 2023-02-04
NOBILITY HOMES INC
filed 2023-03-20
CIK 72205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For the quarterly period ended February 4, 2023
Commission File number
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
12b-2
of the Exchange Act).    Yes  ☐;    No  ☒.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on March 20 , 2023
Common Stock	3,370,912

NOBILITY HOMES, INC.
INDEX

		Page Number

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of February 4, 2023 (Unaudited) and November 5, 2022	3

	Condensed Consolidated Statements of Income for the three months ended February 4, 2023 (Unaudited) and February 5, 2022 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended February 4, 2023 (Unaudited) and February 5, 2022 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended February 4, 2023 (Unaudited) and February 5, 2022 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	14

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

Signatures		16

NOBILITY HOMES, INC.
Condensed Consolidated Balance Sheets

	February 4, 2023	November 5, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,849,343	$16,653,449
Certificates of deposit	5,853,611	3,903,888
Short-term investments	571,129	589,071
Accounts receivable - trade	1,923,352	1,288,645
Note receivable	23,905	23,905
Mortgage notes receivable	4,197	16,191
Inventories	23,319,061	23,457,493
Prepaid expenses and other current assets	1,925,767	2,172,675

Total current assets	51,470,365	48,105,317
Property, plant and equipment, net	8,102,965	7,915,695
Note receivable, less current portion	10,898	16,599
Mortgage notes receivable, less current portion	143,320	131,514
Other investments	1,871,719	1,848,893
Deferred income taxes	43,778	43,778
Cash surrender value of life insurance	4,187,060	4,143,035
Other assets	156,287	156,287

Total assets	$65,986,392	$62,361,118

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$798,894	$1,119,188
Accrued compensation	1,054,664	1,132,423
Accrued expenses and other current liabilities	1,873,724	1,742,696
Income taxes payable	1,161,041	229,200
Customer deposits	10,082,580	10,214,078

Total current liabilities	14,970,903	14,437,585

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,370,912 shares outstanding, respectively	536,491	536,491
Additional paid in capital	10,884,676	10,849,687
Retained earnings	66,498,779	63,441,812
Less treasury stock at cost, 1,993,995 shares	(26,904,457)	(26,904,457)

Total stockholders’ equity	51,015,489	47,923,533

Total liabilities and stockholders’ equity	$65,986,392	$62,361,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	February 4, 2023	February 5, 2022
Net sales	$17,164,753	$10,808,270
Cost of sales	(11,293,157)	(8,080,042)

Gross profit	5,871,596	2,728,228
Selling, general and administrative expenses	(2,035,477)	(1,416,543)

Operating income	3,836,119	1,311,685

Other income (loss):
Interest income	140,033	74,680
Undistributed earnings in joint venture - Majestic 21	22,826	12,557
Proceeds received under escrow arrangement	—	118,045
Decrease in fair value of equity investment	(17,942)	(4,093)
Miscellaneous	7,772	13,556

Total other income	152,689	214,745

Income before provision for income taxes	3,988,808	1,526,430
Income tax expense	(931,841)	(369,396)

Net income	$3,056,967	$1,157,034

Weighted average number of shares outstanding:
Basic	3,370,912	3,532,803
Diluted	3,371,418	3,544,584
Net income per share:
Basic	$0.91	$0.33
Diluted	$0.91	$0.33
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended February 4, 2023 and February 5, 2022
(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 5, 2022	3,370,912	$536,491	$10,849,687	$63,441,812	$(26,904,457)	$47,923,533
Stock-based compensation	—	—	34,989	—	—	34,989
Net income	—	—	—	3,056,967	—	3,056,967

Balance at February 4, 2023	3,370,912	$536,491	$10,884,676	$66,498,779	$(26,904,457)	$51,015,489

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 6, 2021	3,532,100	$536,491	$10,766,253	$59,742,759	$(21,731,198)	$49,314,305
Stock-based compensation	180	—	33,218	—	2,135	35,353
Exercise of employee stock options	966	—	(17,452)	—	17,452	—
Treasury stock purchase	(270)	—	—	—	(9,197)	(9,197)
Net income	—	—	—	1,157,034	—	1,157,034

Balance at February 5, 2022	3,532,976	$536,491	$10,782,019	$60,899,793	$(21,720,808)	$50,497,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	February 4, 2023	February 5, 2022
Cash flows from operating activities:
Net income	$3,056,967	$1,157,034
Adjustments to reconcile net income to net cash provide by operating activities:
Depreciation	39,279	43,227
Undistributed earnings in joint venture - Majestic 21	(22,826)	(12,557)
Decrease in fair market value of equity investments	17,942	4,093
Stock-based compensation	34,989	35,353
Amortization of operating lease right of use assets	—	1,597
Decrease (increase) in:
Accounts receivable - trade	(634,707)	186,724
Inventories	138,432	(193,311)
Prepaid expenses and other current assets	246,908	202,697
Interest receivable	(33,723)	—
(Decrease) increase in:
Accounts payable	(320,294)	58,905
Accrued compensation	(77,759)	37,776
Accrued expenses and other current liabilities	131,028	(88,108)
Income taxes payable	931,841	369,396
Customer deposits	(131,498)	(877,796)

Net cash provided by operating activities	3,376,579	925,030

Cash flows from investing activities:
Purchase of property, plant and equipment	(226,549)	(118,783)
Purchase of certificates of deposit	(1,916,000)	—
Proceeds from certificates of deposit	—	2,087,936
Collections on interest receivable	—	5,079
Collections on mortgage notes receivable	188	627
Collections on equipment and other notes receivable	5,701	14,443
Issuance of mobile home park note receivable	—	(63,778)
Increase in cash surrender value of life insurance	(44,025)	(42,759)

Net cash (used in) provided by investing activities	(2,180,685)	1,882,765

Cash flows from financing activities:
Reduction of operating lease obligation	—	(1,597)

Net cash (used in) financing activities	—	(1,597)

Increase in cash and cash equivalents	1,195,894	2,806,198
Cash and cash equivalents at beginning of year	16,653,449	36,126,059

Cash and cash equivalents at end of quarter	$17,849,343	$38,932,257

Supplemental financing activity:
Noncash exercise of employee stock options	$—	$(9,197)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nobility Homes, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 Basis of Presentation and Accounting Policies
The accompanying unaudited condensed financial statements for the three months ended February 4, 2023 and February 5, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form
10-Q.
Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended February 4, 2023 and February 5, 2022 are not necessarily indicative of the results of the full fiscal year.
The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on
Form 10-K
for the fiscal year ended November 5, 2022.
Note 2 Inventories
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
Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s consolidated balance sheets. Consigned inventory was $126,953 and $318,590 as of February 4, 2023 and November 5, 2022, respectively.
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
first-out
basis.
A breakdown of the elements of inventory at February 4, 2023 and November 5, 2022 is as follows:

	February 4,	November 5,
	2023	2022
	(unaudited)
Raw materials	$1,628,321	$2,199,372
Work-in-process	134,762	135,513
Inventory consigned to affiliated entities	126,953	318,590
Finished homes - Nobility	8,994,169	9,583,095
Finished homes - Other	11,441,369	10,432,998
Pre-owned homes	794,133	682,254
Model home furniture	199,354	185,671

Inventories	$23,319,061	$23,537,493

Note 3 Short-term Investments
The following is a summary of short-term investments (available for sale):

	February 4, 2023
	(unaudited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$403,199	$—	$571,129

	November 5, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$421,141	$—	$589,071

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	February 4, 2023
	(unaudited)
	Level 1	Level 2	Level 3
Equity securities in a public company	$571,129	$—	$—

	November 5, 2022
	Level 1	Level 2	Level 3
Equity securities in a public company	$589,071	$—	$—

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
Revenues by net sales from manufactured housing homes and insurance agent commissions are as follows:

	(unaudited)
	Three Months Ended
	February 4,	February 5,
	2023	2022
Manufactured housing
Homes sold through Company owned sales centers	$15,279,220	$9,839,992
Homes sold to independent dealers and through manufactured home parks, net	1,809,925	901,290

	$17,089,145	$10,741,282
Insurance agent commissions	75,608	66,988

Total net sales	$17,164,753	$10,808,270

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Total net sales in the first quarter of 2023 were up 59% to $17,164,753 compared to $10,808,270 in the first quarter of 2022. The Company reported an increase of 164% in net income to $3,056,967 in the first quarter of 2023, compared to a net income of $1,157,034 in the first quarter 2022. The primary reason that sales increased was due to the supply chain challenges a year ago which affected sales in the first quarter of fiscal 2022, while in the first quarter of fiscal 2023 we were able to complete more retail customers homes resulting in an increase in sales. The current demand for affordable manufactured housing in Florida and the U.S. is slowing as a result of the increased interest rate environment driven by the Federal Reserve. Although net sales increased during the three months ended February 4, 2023, as compared to the same period last year, we continued to experience some limitations being placed on certain key production materials from suppliers, the delay or lack of key components from vendors as well as back orders, delayed shipments, price increases and labor shortages. These supply chain issues have caused delays in the completion of the homes at the manufacturing facility and the set-up
process of retail homes in the field, resulting in decreased net sales due to our inability to timely deliver and setup homes to customers. We expect that these challenges will continue for most of the fiscal year 2023 or until the industry supply chain normalizes. The Company has continued to experience inflation in some building products resulting in increases to our material and labor costs which may increase the wholesale and retail selling prices of our homes. In addition, potential customers may delay or defer purchasing decisions in light of the rising interest rate environment. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2022 through January 2023 were approximately a breakeven from the same period last year.
The following table summarizes certain key sales statistics and percentage of gross profit.

	(unaudited)
	Three Months Ended
	February 4,	February 5,
	2023	2022
New homes sold through Company owned sales centers	105	87
Pre-owned homes sold through Company owned sales centers	2	6
Homes sold to independent dealers	36	10
Total new factory built homes produced	117	92
Average new manufactured home price - retail	$144,178	$107,281
Average new manufactured home price - wholesale	$75,350	$63,781
As a percent of net sales:
Gross profit from the Company owned retail sales centers	23%	18%
Gross profit from the manufacturing facilities -including intercompany sales	26%	13%
Maintaining our strong financial position is vital for future growth and success. Our many years of experience in the Florida market, combined with home buyers’ increased need for more affordable housing, should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

On June 5, 2022, the Company celebrated its 55th anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers in Florida for over 32 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.
Insurance agent commission revenues in the first quarter of 2023 were $75,608 compared to $66,988 in the first quarter of 2022. Revenues are generated by new and renewal policies being written which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at February 4, 2023, and November 5, 2022.
Gross profit as a percentage of net sales was 34% in the first quarter of 2023 compared to 25% for the first quarter of 2022. The gross profit in the first quarter of 2023 was up 115% to $5,871,596 compared to $2,728,228 in the first quarter of 2022. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned
homes sold. The increase in gross profit as a percentage of net sales is primarily due to increases in our selling prices to offset the higher inflation costs of building products and labor cost on each home and the increase in the average gross profit at our retail sales centers.
Selling, general and administrative expenses as a percent of net sales was 12% in the first quarter of 2023 compared to 13% in the first quarter of 2022. Selling, general and administrative expenses in the first quarter of 2023 were $2,035,477 compared to $1,416,543 in the first quarter of 2022. The dollar increases in expenses in the first quarter of 2023 were due to the increase in variable expenses which were a direct result of employee sales compensation due to the increase in sales.
We earned interest income of $140,033 for the first quarter of 2023 compared to $74,680 for the first quarter of 2022. The increase in interest income for the first three months of 2023 is primarily due to the interest earned from the increase in the investment rates and the increase in the monies invested.
Our earnings from Majestic 21 in the first quarter of 2023 were $22,826 compared to $12,557 for the first quarter of 2022. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio could vary quarter to quarter, but overall, the earnings will decrease due to the amortization, maturity and payoff of the loans.
We received no distributions from 21
st
Mortgage Corporation in the first quarter of 2023 compared to $118,045 in the first quarter of 2022. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21 st
Mortgage Corporation and the Company. The distributions from the escrow arrangement, relates to certain loans financed by 21 st
Mortgage Corporation, are recorded as income by the Company when received. The decrease in distributions in the first three months of 2023 is due to the timing of the reserve balances. The earnings from the FRSA loan portfolio will decrease due to the amortization and payoff of the loans.
The Company realized
pre-tax
income in the first quarter of 2023 of $3,988,808 as compared to $1,526,430 in the first quarter of 2022.
The Company recorded an income tax expense in the amount of $931,841 in the first quarter of 2023 as compared to $369,396 in first quarter of 2022.

We reported net income of $3,056,967 for the first quarter of 2023 or $0.91 per share, compared to $1,157,034 or $0.33 per share, for the first quarter of 2022.
Liquidity and Capital Resources
Cash and cash equivalents were $17,849,343 at February 4, 2023 compared to $16,653,449 at November 5, 2022. Certificates of deposit were $5,853,611 at February 4, 2023 compared to $3,903,888 at November 5, 2022. Short-term investments were $571,129 at February 4, 2023 compared to $589,071 at November 5, 2022. Working capital was $36,499,462 at February 4, 2023 as compared to $33,667,732 at November 5, 2022. Prestige purchased during the first quarter of 2023 from other manufacturers 26 ($2,419,865) new homes to help eliminate the backlog from Nobility. Prestige new home inventory was $20,435,538 at February 4, 2023 compared to $20,016,093 at November 5, 2022. Prestige has 84 ($7,436,333) new homes from Nobility and other manufacturers that are included in inventory and are in the field waiting to be completed and closed. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned
homes, and do not incur any third-party floor plan financing expenses.
The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $4.2 million of cash surrender value of life insurance which can be accessed as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of February 4, 2023, the Company continued to report a strong balance sheet which included total assets of approximately $66 million which was funded primarily by stockholders’ equity of approximately $51 million.
The Board of Directors declared a
one-time
cash dividend of $1.00 per common share for the fiscal year 2022. The cash dividend is payable on April 3, 2023, to stockholders of record as of March 20, 2023.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
. The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of February 4, 2023.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES
There were no reportable events for Item 1 and Items 3 through 5.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase any shares of its common stock during the first quarter ended February 4, 2023.
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

NOBILITY HOMES, INC.

DATE: March 20, 2023	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: March 20, 2023	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: March 20, 2023	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer