Form 10-Q
period 2023-05-06
NOBILITY HOMES INC
filed 2023-06-09
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 6, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on June 9, 2023
Common Stock	3,368,829

NOBILITY HOMES, INC.

INDEX

		Page Number

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of May 6, 2023 (Unaudited) and November 5, 2022	3

	Condensed Consolidated Statements of Income for the three and six months ended May 6, 2023 (Unaudited) and May 7, 2022 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended May 6, 2023 (Unaudited) and May 7, 2022 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three and six months ended May 6, 2023 (Unaudited) and May 7, 2022 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	12

PART II.	Other Information	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6.	Exhibits	13

Signatures		14

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	May 6, 2023	November 5, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,167,269	$16,653,449
Certificates of deposit	7,861,355	3,903,888
Short-term investments	460,054	589,071
Accounts receivable - trade	988,570	1,288,645
Note receivable	23,905	23,905
Mortgage notes receivable	4,286	16,191
Inventories	23,329,664	23,457,493
Prepaid expenses and other current assets	1,723,686	2,172,675
Total current assets	49,558,789	48,105,317
Property, plant and equipment, net	8,236,805	7,915,695
Note receivable, less current portion	5,181	16,599
Mortgage notes receivable, less current portion	143,142	131,514
Other investments	1,897,341	1,848,893
Property held for resale	26,590	—
Deferred income taxes	126,475	43,778
Cash surrender value of life insurance	4,231,085	4,143,035
Other assets	156,287	156,287
Total assets	$64,381,695	$62,361,118
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,234,033	$1,119,188
Accrued compensation	1,235,691	1,132,423
Accrued expenses and other current liabilities	1,674,052	1,742,696
Income taxes payable	995,286	229,200
Customer deposits	8,773,811	10,214,078
Total current liabilities	13,912,873	14,437,585
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,368,829 and 3,370,912 shares outstanding, respectively	536,491	536,491
Additional paid in capital	10,906,313	10,849,687
Retained earnings	65,986,716	63,441,812
Less treasury stock at cost, 1,996,078 and 1,993,995 shares, respectively	(26,960,698)	(26,904,457)
Total stockholders’ equity	50,468,822	47,923,533
Total liabilities and stockholders’ equity	$64,381,695	$62,361,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Month Ended
	May 6, 2023	May 7, 2022	May 6, 2023	May 7, 2022
Net sales	$16,779,597	$10,645,046	$33,944,350	$21,453,316
Cost of sales	(10,826,286)	(7,623,128)	(22,119,443)	(15,703,170)
Gross profit	5,953,311	3,021,918	11,824,907	5,750,146
Selling, general and administrative expenses	(2,215,198)	(1,378,606)	(4,250,675)	(2,795,149)
Operating income	3,738,113	1,643,312	7,574,232	2,954,997
Other income (loss):
Interest income	169,982	39,577	310,015	114,257
Undistributed earnings in joint venture - Majestic 21	25,622	12,665	48,448	25,222
Proceeds received under escrow arrangement	94,165	115,454	94,165	233,499
Decrease in fair value of equity investment	(111,075)	(19,681)	(129,017)	(23,774)
Gain on disposal of property, plant and equipment	—	88,936	—	88,936
Miscellaneous	18,590	12,352	26,362	25,908
Total other income	197,284	249,303	349,973	464,048
Income before provision for income taxes	3,935,397	1,892,615	7,924,205	3,419,045
Income tax expense	(1,076,548)	(435,789)	(2,008,389)	(805,185)
Net income	$2,858,849	$1,456,826	$5,915,816	$2,613,860
Weighted average number of shares outstanding:
Basic	3,370,157	3,476,508	3,370,534	3,504,655
Diluted	3,373,036	3,487,516	3,372,417	3,515,994
Net income per share:
Basic	$0.85	$0.42	$1.76	$0.75
Diluted	$0.85	$0.42	$1.75	$0.74

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended May 6, 2023 and May 7, 2022

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 5, 2022	3,370,912	$536,491	$10,849,687	$63,441,812	$(26,904,457)	$47,923,533
Stock-based compensation	—	—	34,989	—	—	34,989
Net income	—	—	—	3,056,967	—	3,056,967
Balance at February 4, 2023	3,370,912	536,491	10,884,676	66,498,779	(26,904,457)	51,015,489
Cash dividend	—	—	—	(3,370,912)	—	(3,370,912)
Purchase of treasury stock	(2,083)	—	—	—	(56,241)	(56,241)
Stock-based compensation	—	—	21,637	—	—	21,637
Net income	—	—	—	2,858,849	—	2,858,849
Balance at May 6, 2023	3,368,829	$536,491	$10,906,313	$65,986,716	$(26,960,698)	$50,468,822

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 6, 2021	3,532,100	$536,491	$10,766,253	$59,742,759	$(21,731,198)	$49,314,305
Stock-based compensation	180	—	33,218	—	2,135	35,353
Exercise of employee stock options	966	—	(17,452)	—	17,452	—
Treasury stock purchase	(270)	—	—	—	(9,197)	(9,197)
Net income	—	—	—	1,157,034	—	1,157,034
Balance at February 5, 2022	3,532,976	536,491	10,782,019	60,899,793	(21,720,808)	50,497,495
Cash dividend	—	—	—	(3,532,976)	—	(3,532,976)
Purchase of treasury stock	(162,300)	—	—	—	(5,186,070)	(5,186,070)
Stock-based compensation	236	—	24,904	—	2,421	27,325
Net income	—	—	—	1,456,826	—	1,456,826
Balance at May 7, 2022	3,370,912	$536,491	$10,806,923	$58,823,643	$(26,904,457)	$43,262,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 6, 2023	May 7, 2022
Cash flows from operating activities:
Net income	$5,915,816	$2,613,860
Adjustments to reconcile net income to net cash provided by operating (used in) activities:
Depreciation	78,558	86,454
Deferred income taxes	(82,697)	(48,541)
Undistributed earnings in joint venture - Majestic 21	(48,448)	(25,222)
Gain on disposal of property, plant and equipment	—	(88,936)
Decrease in fair market value of equity investments	129,017	23,774
Stock-based compensation	56,626	62,678
Amortization of operating lease right of use assets	—	1,597
Decrease (increase) in:
Accounts receivable - trade	300,075	(126,969)
Inventories	127,829	(5,604,739)
Pre-owned homes	—	495,327
Prepaid expenses and other current assets	448,989	(462,387)
Interest receivable	(95,399)	—
Income tax receivable	—	(42,792)
(Decrease) increase in:
Accounts payable	114,845	879,293
Accrued compensation	103,268	222,427
Accrued expenses and other current liabilities	(68,644)	104,120
Income taxes payable	766,086	(89,083)
Customer deposits	(1,440,267)	(385,965)
Net cash provided by (used in) operating activities	6,305,654	(2,385,104)
Cash flows from investing activities:
Purchase of property, plant and equipment	(399,668)	(551,841)
Purchase of certificates of deposit	(4,360,000)	—
Purchase of property held for resale	(26,590)	—
Proceeds from certificates of deposit	486,000	2,087,936
Proceeds disposal pf property, plant and equipment	—	96,970
Collections on interest receivable	11,932	5,079
Collections on mortgage notes receivable	277	985
Collections on equipment and other notes receivable	11,418	19,966
Issuance of mobile home park note receivable	—	(63,778)
Increase in cash surrender value of life insurance	(88,050)	(85,518)
Net cash (used in) provided by investing activities	(4,364,681)	1,509,799
Cash flows from financing activities:
Payment of cash dividend	(3,370,912)	(3,532,976)
Purchase of treasury stock	(56,241)	(5,186,070)
Reduction of operating lease obligation	—	(1,597)
Net cash (used in) financing activities	(3,427,153)	(8,720,643)
Decrease in cash and cash equivalents	(1,486,180)	(9,595,948)
Cash and cash equivalents at beginning of period	16,653,449	36,126,059
Cash and cash equivalents at end of period	$15,167,269	$26,530,111
Supplemental financing activity:
Income taxes paid	$1,325,000	$—
Noncash exercise of employee stock options	$—	$(9,197)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed financial statements for the three and six months ended May 6, 2023 and May 7, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form

10-Q.

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended May 6, 2023, are not necessarily indicative of the results of the full fiscal year.

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

Other pre-owned homes are acquired (Repossessions Inventory) as a convenience to the Company’s joint venture partner, 21st Mortgage Corporation. This inventory has been repossessed by 21 Mortgage Corporation. The Company acquired this inventory at the amount of the uncollected balance of the financing at the time of the repossessions by 21st Mortgage Corporation. The Company records this inventory at a cost determined by the specific identification method. All of the refurbishment costs are paid by 21 Mortgage Corporation. This arrangement assists 21 Mortgage Corporation with liquidation of their repossessed inventory. The timing of these repurchases by the Company is unpredictable as it is based on the repossessions 21 Mortgage Corporation incurs in the portfolio. When the home is sold, the Company retains the cost of the home, an interest factor on the cost of the home and a sales commission, from the sales proceeds. Any additional proceeds are paid to 21st Mortgage. Any shortfall from the proceeds to cover these amounts is paid by 21st Mortgage to the Company. As the Company has no risk of loss on the sale, there is no valuation allowance necessary for repossessions of inventory.

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s condensed consolidated balance sheets. Consigned inventory was $21,143 and $318,590 as of May 6, 2023 and November 5, 2022, respectively.

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory at May 6, 2023 and November 5, 2022 is as follows:

	May 6,	November 5,
	2023	2022
	(unaudited)
Raw materials	$1,153,175	$2,119,372
Work-in-process	152,607	135,513
Inventory consigned to affiliated entities	21,143	318,590
Finished homes - Nobility	11,140,307	9,583,095
Finished homes - Other	9,860,115	10,432,998
Pre-owned homes	769,272	682,254
Model home furniture	233,045	185,671
Inventories	$23,329,664	$23,457,493

Note 3 Short-term Investments

The following is a summary of short-term investments (available for sale):

	May 6, 2023
	(unaudited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$292,124	$—	$460,054

	November 5, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$421,141	$—	$589,071

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 4 Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

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
•
Level 3 - Valuations are based on prices or valuation techniques that require inputs that are both observable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	May 6, 2023
	(unaudited)
	Level 1	Level 2	Level 3
Equity securities in a public company	$460,054	$—	$—

	November 5, 2022
	Level 1	Level 2	Level 3
Equity securities in a public company	$589,071	$—	$—

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

Note 6 Revenues by Products and Service

The Company operates in one business segment, which is manufactured housing and ancillary services.

Revenues by net sales from manufactured housing homes and insurance agent commissions are as follows:

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	May 6,	May 7,	May 6,	May 7,
	2023	2022	2023	2022
Manufactured housing
Homes sold through Company owned sales centers	$15,560,679	$9,821,418	$30,839,888	$19,661,062
Homes sold to independent dealers and through manufactured home parks, net	1,125,730	746,128	2,935,665	1,647,767
	16,686,409	10,567,546	33,775,553	21,308,829
Insurance agent commissions	93,188	77,500	168,797	144,487
Total net sales	$16,779,597	$10,645,046	$33,944,350	$21,453,316

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net sales in the second quarter of 2023 were up 58% to $16,779,597 compared to $10,645,046 in the second quarter of 2022. Total net sales for the first six months of 2023 were up 58% to $33,944,350 compared to $21,453,316 for the first six months of 2022. The Company reported a 96% increase in net income to $2,858,849 in the second quarter of 2023, compared to a net income of $1,456,826 in the second quarter 2022. Net income for the first six months of 2023 was up 126% to $5,915,816 compared to $2,613,860 for the first six months of 2022. The primary reason that sales and net income increased was due to the severe supply chain challenges experienced during the first six months of fiscal 2022 that impacted our ability to complete and deliver homes to customers. During the first six months of fiscal 2023, the supply chain challenges eased compared to the prior period and we were able to complete and deliver more retail customers homes, which included us selling thirty-nine (39) ($6,558,882) new homes during the first six months of 2023 from other manufacturers, to help reduce our long backlog. Although net sales increased during the three and six months ended May 6, 2023, as compared to the same period last year, we continue to experience limitations being placed on certain key production materials from suppliers, the delay or lack of key components from vendors as well as back orders, delayed shipments, price increases and labor shortages. These issues continue to cause delays in the completion of the homes at the manufacturing facility and the set-up process of retail homes in the field, resulting in decreased net sales due to our inability to timely deliver and set up homes to customers. We expect that these challenges will continue throughout 2023 and potentially beyond. The Company continues to experience inflation in some building products resulting in increases to our material and labor costs which may increase the wholesale and retail selling prices of our homes. Additionally, potential customers may delay or defer purchasing decisions considering the rising interest rate environment.

The current demand for affordable manufactured housing in Florida and the U.S. is slowing because of the increased interest rate environment driven by the Federal Reserve. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2022 through April 2023 were a decline of approximately 10% from the same period last year.

The following table summarizes certain key sales statistics and percentage of gross profit.

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	May 6,	May 7,	May 6,	May 7,
	2023	2022	2023	2022
New homes sold through Company owned sales centers	103	77	208	164
Pre-owned homes sold through Company owned sales centers	2	3	4	9
Homes sold to independent dealers	27	5	63	15
Total new factory built homes produced	136	113	253	205
Average new manufactured home price - retail	$149,797	$124,855	$146,960	$115,533
Average new manufactured home price - wholesale	$75,676	$73,561	$75,525	$69,172
As a percent of net sales:
Gross profit from the Company owned retail sales centers	23%	19%	23%	19%
Gross profit from the manufacturing facilities -including intercompany sales	22%	13%	24%	13%

Maintaining our strong financial position is vital for future growth and success. Our many years of experience in the Florida market, combined with home buyers’ increased need for more affordable housing, should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

On June 5, 2023, the Company will celebrate its 56th anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers in Florida for over 33 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2023 were $93,188 compared to $77,500 in the second quarter of 2022. Total insurance agent commission revenues for the first six months of 2023 were $168,797 compared to $144,487 for the first six months of 2022. Revenues are generated by new and renewal policies being written which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at May 6, 2023, and November 5, 2022.

Gross profit as a percentage of net sales was 35% in the second quarter of 2023 compared to 28% for the second quarter of 2022 and was 35% for the first six months of 2022 compared to 27% for the first six months of 2022. The gross profit in the second quarter of 2023 was $5,953,311 compared to $3,021,918 in the second quarter of 2022 and was $11,824,907 for the first six months of 2023 compared to $5,750,146 for the first six months of 2022. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit as a percentage of net sales is primarily due to increases in our selling prices to offset the higher inflation costs of building products and labor cost on each home and the increase in the average gross profit at our retail sales centers.

Selling, general and administrative expenses as a percent of net sales was 13% in the second quarters of 2023 and 2022 and first six months of 2023 and 2022. Selling, general and administrative expenses in the second quarter of 2023 was $2,215,198 compared to $1,378,606 in the second quarter of 2022 and was $4,250,675 for the first six months of 2023 compared to $2,795,149 for the first six months of 2022. The dollar increases in expenses for the three and six months of 2023 were due to the increase in variable expenses which were a direct result of employee sales compensation due to the increase in sales.

We earned interest income of $169,982 for the second quarter of 2023 compared to $39,577 for the second quarter of 2022. For the first six months of 2023, interest income was $310,015 compared to $114,257 in the first six months of 2022. The increase in interest income for the three and six months of 2023 is primarily due to the interest earned from the increase in the investment rates and the increase in the monies invested.

Our earnings from Majestic 21 in the second quarter of 2023 were $25,622 compared to $12,665, for the second quarter of 2022. The earnings for the first six months of 2023 were $48,448 compared to $25,222 for the first six months of 2022. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio vary quarter to quarter, but overall, the earnings will decrease due to the amortization, maturity and payoff of the loans.

We received distributions from 21st Mortgage Corporation in the second quarter of 2023 of $94,165 compared to $115,454 in the second quarter of 2022 and $94,165 for the first six months of 2023 compared to $233,499 for the first six months of 2022. We received no distributions in the first quarter of 2023. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relating to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received. The decrease in distributions in the three and six months of 2023 is due to the timing of the reserve balances. The earnings from the FRSA loan portfolio will decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income in the second quarter of 2023 of $3,935,397 as compared to $1,892,615 in the second quarter of 2022. The pre-tax income for the first six months of 2023 was $7,924,205 as compared to $3,419,045 in the first six months of 2022.

The Company recorded an income tax expense in the amount of $1,076,548 in the second quarter of 2023 as compared to $435,789 in second quarter 2022. Income tax expense for the six months of 2023 was $2,008,389 compared to $805,185 for the six months of 2022.

We reported net income of $2,858,849 for the second quarter of 2023 or $0.85 per share, compared to $1,456,826 or $0.42 per share, for the second quarter of 2022. For the first six months of 2023 net income was $5,915,813 or $1.76 per share (diluted $1.75) compared to $2,613,860 or $0.75 per share ($0.74 diluted), in the first six months of 2022.

Liquidity and Capital Resources

Cash and cash equivalents were $15,167,269 at May 6, 2023 compared to $16,653,449 at November 5, 2022. Certificates of deposit were $7,861,355 at May 6, 2023 compared to $3,903,888 at November 5, 2022. Short-term investments were $460,054 at May 6, 2023 compared to $589,071 at November 5, 2022. Working capital was $35,645,916 at May 6, 2023 as compared to $33,667,732 at November 5, 2022. A cash dividend was paid from our cash reserves in April 2023 in the amount of $1.00 per share ($3,370,912). Prestige purchased thirty-one (31) ($3,082,705) new homes during the first six months of 2023 from other manufacturers to help eliminate the backlog from Nobility. Prestige new home inventory was $21,000,422 at May 6, 2023 compared to $20,016,093 at November 5, 2022. Prestige has one hundred and four (104) ($8,493,339) new homes from Nobility and other manufacturers that are included in inventory and are in the field waiting to be completed and closed. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned homes, and do not incur any third-party floor plan financing expenses.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $4.2 million of cash surrender value of life insurance which can be accessed as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of May 6, 2023, the Company continued to report a strong balance sheet which included total assets of approximately $64 million which was funded primarily by stockholders’ equity of approximately $50 million.

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

Forward-Looking Statements

Certain statements in this report are unaudited or forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the amounts and expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the potential adverse impact on our business caused competitive pricing pressures at both the wholesale and retail levels, inflation, increasing material costs (including forest based products) or availability of materials due to supply chain interruptions (such as current inflation with forest products and supply issues with vinyl siding and PVC piping), changes in market demand, increase in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist attacks, or other events such as a pandemic, any armed conflict involving the United States and the impact of inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 6, 2023.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1 and Items 3 through 5.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases by the Company of its common stock during the three months ended May 6, 2023.

	Total	Average	Total number of shares	Maximum number of
	number of	price	purchased as part of	shares that may yet be
	shares	paid	publicly announced plans	purchased under the plans
Period	purchased	per share	or program*	or programs*
Feb 5 - Mar 4, 2023	—	—	—	200,000
Mar 5 - Apr 1, 2023	—	—	—	200,000
Apr 2 - May 6, 2023	2,083	$27	2,083	197,971

*In September 2022, the Company’s Board of Directors authorized the Company to repurchase up to 200,000 shares of the Company’s common stock during fiscal year 2023 on the open market.

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

NOBILITY HOMES, INC.

DATE: June 9, 2023	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 9, 2023	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: June 9, 2023	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer