Form 10-Q
period 2023-08-05
NOBILITY HOMES INC
filed 2023-09-19
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 5, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on September 19, 2023
Common Stock	3,269,075

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	August 5, 2023	November 5, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,973,685	$16,653,449
Certificates of deposit	7,347,913	3,903,888
Short-term investments	541,132	589,071
Accounts receivable - trade	2,596,300	1,288,645
Note receivable	—	23,905
Mortgage notes receivable	4,411	16,191
Income taxes receivable	157,827	—
Inventories	22,743,349	23,457,493
Prepaid expenses and other current assets	1,820,579	2,172,675
Total current assets	48,185,196	48,105,317
Property, plant and equipment, net	8,307,867	7,915,695
Note receivable, less current portion	—	16,599
Mortgage notes receivable, less current portion	142,969	131,514
Other investments	1,925,169	1,848,893
Property held for resale	26,590	—
Deferred income taxes	38,159	43,778
Cash surrender value of life insurance	4,275,110	4,143,035
Other assets	156,287	156,287
Total assets	$63,057,347	$62,361,118
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,144,548	$1,119,188
Accrued compensation	982,112	1,132,423
Accrued expenses and other current liabilities	1,410,429	1,742,696
Income taxes payable	—	229,200
Customer deposits	9,146,699	10,214,078
Total current liabilities	12,683,788	14,437,585
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,269,075 and 3,370,912 shares outstanding, respectively	536,491	536,491
Additional paid in capital	10,938,966	10,849,687
Retained earnings	68,653,044	63,441,812
Less treasury stock at cost, 2,095,832 and 1,993,995 shares, respectively	(29,754,942)	(26,904,457)
Total stockholders’ equity	50,373,559	47,923,533
Total liabilities and stockholders’ equity	$63,057,347	$62,361,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 5, 2023	August 6, 2022	August 5, 2023	August 6, 2022
Net sales	$14,654,789	$13,846,698	$48,599,139	$35,300,014
Cost of sales	(9,540,399)	(9,948,638)	(31,659,842)	(25,651,808)
Gross profit	5,114,390	3,898,060	16,939,297	9,648,206
Selling, general and administrative expenses	(1,987,782)	(1,653,200)	(6,238,457)	(4,448,349)
Operating income	3,126,608	2,244,860	10,700,840	5,199,857
Other income (loss):
Interest income	203,972	62,449	513,987	176,706
Undistributed earnings in joint venture - Majestic 21	27,828	15,488	76,276	40,710
Proceeds received under escrow arrangement	115,641	52,140	209,806	285,639
Increase (decrease) in fair value of equity investment	81,078	(57,022)	(47,939)	(80,796)
Gain on disposal of property, plant and equipment	—	—	—	88,936
Miscellaneous	16,404	161,157	42,766	187,065
Total other income	444,923	234,212	794,896	698,260
Income before provision for income taxes	3,571,531	2,479,072	11,495,736	5,898,117
Income tax expense	(905,203)	(594,313)	(2,913,592)	(1,399,498)
Net income	$2,666,328	$1,884,759	$8,582,144	$4,498,619
Weighted average number of shares outstanding:
Basic	3,323,874	3,370,912	3,354,981	3,460,074
Diluted	3,328,875	3,376,771	3,357,424	3,469,769
Net income per share:
Basic	$0.80	$0.56	$2.56	$1.30
Diluted	$0.80	$0.56	$2.56	$1.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended August 5, 2023 and August 6, 2022

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 5, 2022	3,370,912	$536,491	$10,849,687	$63,441,812	$(26,904,457)	$47,923,533
Stock-based compensation	—	—	34,989	—	—	34,989
Net income	—	—	—	3,056,967	—	3,056,967
Balance at February 4, 2023	3,370,912	536,491	10,884,676	66,498,779	(26,904,457)	51,015,489
Cash dividend	—	—	—	(3,370,912)	—	(3,370,912)
Purchase of treasury stock	(2,083)	—	—	—	(56,241)	(56,241)
Stock-based compensation	—	—	21,637	—	—	21,637
Net income	—	—	—	2,858,849	—	2,858,849
Balance at May 6, 2023	3,368,829	$536,491	$10,906,313	$65,986,716	$(26,960,698)	$50,468,822
Purchase of treasury stock	(100,000)	—	—	—	(2,797,740)	(2,797,740)
Stock-based compensation	246	—	32,653	—	3,496	36,149
Net income	—	—	—	2,666,328	—	2,666,328
Balance at August 5, 2023	3,269,075	$536,491	$10,938,966	$68,653,044	$(29,754,942)	$50,373,559

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 6, 2021	3,532,100	$536,491	$10,766,253	$59,742,759	$(21,731,198)	$49,314,305
Stock-based compensation	180	—	33,218	—	2,135	35,353
Exercise of employee stock options	966	—	(17,452)	—	17,452	—
Treasury stock purchase	(270)	—	—	—	(9,197)	(9,197)
Net income	—	—	—	1,157,034	—	1,157,034
Balance at February 5, 2022	3,532,976	536,491	10,782,019	60,899,793	(21,720,808)	50,497,495
Cash dividend	—	—	—	(3,532,976)	—	(3,532,976)
Purchase of treasury stock	(162,300)	—	—	—	(5,186,070)	(5,186,070)
Stock-based compensation	236	—	24,904	—	2,421	27,325
Net income	—	—	—	1,456,826	—	1,456,826
Balance at May 7, 2022	3,370,912	536,491	10,806,923	58,823,643	(26,904,457)	43,262,600
Stock-based compensation	—	—	21,382	—	—	21,382
Net income	—	—	—	1,884,759	—	1,884,759
Balance at August 6, 2022	3,370,912	$536,491	$10,828,305	$60,708,402	$(26,904,457)	$45,168,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 5, 2023	August 6, 2022
Cash flows from operating activities:
Net income	$8,582,144	$4,498,619
Adjustments to reconcile net income to net cash provided by operating (used in) activities:
Depreciation	117,837	129,681
Deferred income taxes	5,619	(34,072)
Undistributed earnings in joint venture - Majestic 21	(76,276)	(40,710)
Gain on disposal of property, plant and equipment	—	(88,936)
Decrease in fair market value of equity investments	47,939	80,796
Stock-based compensation	92,775	84,060
Amortization of operating lease right of use assets	—	1,597
Decrease (increase) in:
Accounts receivable - trade	(1,307,655)	(95,368)
Inventories	714,144	(9,991,334)
Pre-owned homes	—	635,022
Prepaid expenses and other current assets	352,096	(493,273)
Interest receivable	(168,333)	(2,429)
Income tax receivable	(157,827)	—
(Decrease) increase in:
Accounts payable	25,360	389,311
Accrued compensation	(150,311)	277,410
Accrued expenses and other current liabilities	(332,267)	57,384
Income taxes payable	(229,200)	67,835
Customer deposits	(1,067,379)	(1,687,027)
Net cash provided by (used in) operating activities	6,448,666	(6,211,434)
Cash flows from investing activities:
Purchase of property, plant and equipment	(510,009)	(859,321)
Purchase of certificates of deposit	(5,782,000)	(1,944,000)
Purchase of property held for resale	(26,590)	—
Proceeds from certificates of deposit	2,430,000	2,087,936
Proceeds disposal of property, plant and equipment	—	96,970
Collections on interest receivable	76,308	5,079
Collections on mortgage notes receivable	325	97,298
Collections on equipment and other notes receivable	40,504	25,572
Issuance of mobile home park note receivable	—	(128,733)
Increase in cash surrender value of life insurance	(132,075)	(128,277)
Net cash used in investing activities	(3,903,537)	(747,476)
Cash flows from financing activities:
Payment of cash dividend	(3,370,912)	(3,532,976)
Purchase of treasury stock	(2,853,981)	(5,195,267)
Reduction of operating lease obligation	—	(1,597)
Net cash (used in) financing activities	(6,224,893)	(8,729,840)
Decrease in cash and cash equivalents	(3,679,764)	(15,688,750)
Cash and cash equivalents at beginning of period	16,653,449	36,126,059
Cash and cash equivalents at end of period	$12,973,685	$20,437,309
Supplemental financing activity:
Income taxes paid	$3,000,000	$1,365,735
Noncash exercise of employee stock options	$—	$(9,197)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed financial statements for the three and nine months ended August 5, 2023 and August 6, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended August 5, 2023, are not necessarily indicative of the results of the full fiscal year.

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

Other pre-owned homes are acquired (Repossessions Inventory) as a convenience to the Company’s joint venture partner, 21st Mortgage Corporation. This inventory has been repossessed by 21st Mortgage Corporation. The Company acquired this inventory at the amount of the uncollected balance of the financing at the time of the repossessions by 21st Mortgage Corporation. The Company records this inventory at a cost determined by the specific identification method. All of the refurbishment costs are paid by 21st Mortgage Corporation. This arrangement assists 21st Mortgage Corporation with liquidation of their repossessed inventory. The timing of these repurchases by the Company is unpredictable as it is based on the repossessions 21st Mortgage Corporation incurs in the portfolio. When the home is sold, the Company retains the cost of the home, an interest factor on the cost of the home and a sales commission, from the sales proceeds. Any additional proceeds are paid to 21st Mortgage. Any shortfall from the proceeds to cover these amounts is paid by 21st Mortgage to the Company. As the Company has no risk of loss on the sale, there is no valuation allowance necessary for repossessions of inventory.

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s condensed consolidated balance sheets. Consigned inventory was $0 and $318,590 as of August 5, 2023 and November 5, 2022, respectively.

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory at August 5, 2023 and November 5, 2022 is as follows:

	August 5,	November 5,
	2023	2022
	(unaudited)
Raw materials	$1,528,955	$2,119,372
Work-in-process	141,037	135,513
Inventory consigned to affiliated entities	—	318,590
Finished homes - Nobility	10,599,312	9,583,095
Finished homes - Other	9,466,838	10,432,998
Pre-owned homes	756,697	682,254
Model home furniture	250,510	185,671
Inventories	$22,743,349	$23,457,493

Note 3 Short-term Investments

The following is a summary of short-term investments (available for sale):

	August 5, 2023
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

Note 4 Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable, customer deposits and accrued expenses approximate fair value because of the short maturity of those instruments.

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

	August 5, 2023
	(unaudited)
	Level 1	Level 2	Level 3
Equity securities in a public company	$541,132	$—	$—

	November 5, 2022
	Level 1	Level 2	Level 3
Equity securities in a public company	$589,071	$—	$—

Note 5 Net Income per Share

These condensed consolidated financial statements include “basic” and “diluted” net income per share information for all periods presented. The basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding. The diluted net income per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive common shares.

Note 6 Revenues by Products and Service

The Company operates in one business segment, which is manufactured housing and ancillary services.

Revenues by net sales from manufactured housing homes and insurance agent commissions are as follows:

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	August 5,	August 6	August 5,	August 6
	2023	2022	2023	2022
Manufactured housing
Homes sold through Company owned sales centers	$12,435,604	$13,318,574	$43,275,492	$32,979,635
Homes sold to independent dealers and through manufactured home parks, net	2,132,930	450,213	5,068,595	2,097,980
	14,568,534	13,768,787	48,344,087	35,077,615
Insurance agent commissions	86,255	77,911	255,052	222,398
Total net sales	$14,654,789	$13,846,698	$48,599,139	$35,300,014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net sales in the third quarter of 2023 were up 6% to $14,654,789 compared to $13,846,698 in the third quarter of 2022. Total net sales for the first nine months of 2023 were up 38% to $48,599,139 compared to $35,300,014 for the first nine months of 2022. The Company reported a 41% increase in net income to $2,666,328 in the third quarter of 2023, compared to a net income of $1,884,759 in the third quarter 2022. Net income for the first nine months of 2023 was up 91% to $8,582,144 compared to $4,498,619 for the first nine months of 2022. The primary reason that sales and net income increased in fiscal 2023 over fiscal 2022 was due to the severe supply chain challenges experienced during the first nine months of fiscal 2022 that impacted our ability to complete and deliver homes to customers. During the first nine months of fiscal 2023, the supply chain challenges eased compared to the prior period and we were able to complete and deliver more retail customers homes, which included us selling forty-eight ($8,216,827) new homes during the first nine months of 2023 from other manufacturers, to help reduce our backlog. Although net sales increased during fiscal 2003 as compared to last year, we continue to experience limitations being placed on certain key production materials from suppliers, the delay or lack of key components from vendors as well as back orders, delayed shipments, price increases and labor shortages. These issues continue to cause delays in the completion of the homes at the manufacturing Company's facility and the set-up process of retail homes in the field, resulting in decreased net sales due to our inability to timely deliver and set up homes to customers. We expect that these challenges will continue throughout 2023 and potentially beyond. The Company continues to experience inflation in some building products resulting in increases to our material and labor costs which may increase the wholesale and retail selling prices of our homes. Additionally, potential customers may delay or defer purchasing decisions when considering the rising interest rate environment.

The current demand for affordable manufactured housing in Florida and the U.S. is slowing because of the increased interest rate environment driven by the Federal Reserve. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2022 through July 2023 declined by approximately 15% from the same period last year.

The following table summarizes certain key sales statistics and percentage of gross profit.

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	August 5,	August 6,	August 5,	August 6,
	2023	2022	2023	2022
New homes sold through Company owned sales centers	84	101	292	265
Pre-owned homes sold through Company owned sales centers	1	4	5	13
Homes sold to independent dealers	46	9	109	24
Total new factory built homes produced	108	101	361	306
Average new manufactured home price - retail	$147,426	$129,343	$147,094	$120,796
Average new manufactured home price - wholesale	$71,514	$74,747	$74,325	$71,012
As a percent of net sales:
Gross profit from the Company owned retail sales centers	24%	20%	23%	19%
Gross profit from the manufacturing facilities -including intercompany sales	26%	15%	24%	14%

Maintaining our strong financial position is vital for future growth and success. Our many years of experience in the Florida market, combined with home buyers’ increased need for more affordable housing, should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

On June 5, 2023, the Company celebrated its 56th anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers in Florida for over 33 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the third quarter of 2023 were $86,255 compared to $77,911 in the third quarter of 2022. Total insurance agent commission revenues for the first nine months of 2023 were $255,052 compared to $222,398 for the first nine months of 2022. Revenues are generated by new and renewal policies being written which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at August 5, 2023, and November 5, 2022.

Gross profit as a percentage of net sales was 35% in the third quarter of 2023 compared to 28% for the third quarter of 2022 and was 35% for the first nine months of 2023 compared to 27% for the first six months of 2022. The gross profit in the third quarter of 2023 was $5,114,390 compared to $3,898,060 in the third quarter of 2022 and was $16,939,297 for the first nine months of 2023 compared to $9,648,206 for the first nine months of 2022. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit as a percentage of net sales is primarily due to increases in our selling prices to offset the higher inflation costs of building products and labor cost on each home and the increase in the average gross profit at our retail sales centers.

Selling, general and administrative expenses as a percent of net sales was 14% in the third quarter of 2023 compared to 12% for the third quarter 2022 and for the first nine months of 2023 and 2022 was 13% . Selling, general and administrative expenses in the third quarter of 2023 was $1,987,782 compared to $1,653,200 in the third quarter of 2022 and was $6,238,457 for the first nine months of 2023 compared to $4,448,349 for the first nine months of 2022. The dollar increases in expenses for the three and nine months of 2023 were due to the increase in employee sales compensation as a result of increased sales.

We earned interest income of $203,972 for the third quarter of 2023 compared to $62,449 for the third quarter of 2022. For the first nine months of 2023, interest income was $513,987 compared to $176,706 in the first nine months of 2022. The increase in interest income for the three and nine months of 2023 is primarily due to the higher interest rates and an increase in the monies invested.

Our earnings from Majestic 21 in the third quarter of 2023 were $27,828 compared to $15,488, for the third quarter of 2022. The earnings for the first nine months of 2023 were $76,276 compared to $40,710 for the first nine months of 2022. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio vary quarter to quarter, but overall, the earnings will decrease due to the amortization, maturity and payoff of the loans.

We received distributions from 21st Mortgage Corporation in the third quarter of 2023 of $115,641 compared to $52,140 in the third quarter of 2022 and $209,806 for the first nine months of 2023 compared to $285,639 for the first nine months of 2022. We received no distributions in the first quarter of 2023. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relating to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received. The earnings from the FRSA loan portfolio will vary quarter to quarter, but will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income in the third quarter of 2023 of $3,571,531 as compared to $2,479,072 in the third quarter of 2022. The pre-tax income for the first nine months of 2023 was $11,495,736 as compared to $5,898,117 in the first nine months of 2022.

The Company recorded an income tax expense in the amount of $905,203 in the third quarter of 2023 as compared to $594,313 in third quarter 2022. Income tax expense for the nine months of 2023 was $2,913,592 compared to $1,399,498 for the nine months of 2022.

We reported net income of $2,666,328 for the third quarter of 2023 or $0.80 per share, compared to $1,884,759 or $0.56 per share, for the third quarter of 2022. For the first nine months of 2023 net income was $8,582,144 or $2.56 per share compared to $4,498,619 or $1.30 per share in the first nine months of 2022.

Liquidity and Capital Resources

Cash and cash equivalents were $12,973,685 at August 5, 2023 compared to $16,653,449 at November 5, 2022. Certificates of deposit were $7,347,913 at August 5, 2023 compared to $3,903,888 at November 5, 2022. Short-term investments were $541,132 at August 5, 2023 compared to $589,071 at November 5, 2022. Working capital was $35,501,408 at August 5, 2023 as compared to $33,667,732 at November 5, 2022. During the first nine months of 2023, the Company repurchased an aggregate of 102,083 shares if its common stock for an aggregate of $2,853,981. A cash dividend was paid from our cash reserves in April 2023 in the amount of $1.00 per share ($3,370,912). Prestige purchased thirty-seven (37) ($3,618,890) new homes during the first nine months of 2023 from other manufacturers to help eliminate the backlog from Nobility. Prestige new home inventory was $20,066,150 at August 5, 2023 compared to $20,016,093 at November 5, 2022. Prestige has ninety two (92) ($6,061,996) new homes that are included in inventory and are in the field waiting to be completed and closed. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned homes, and do not incur any third-party floor plan financing expenses.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $4.3 million of cash surrender value of life insurance which can be accessed as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of August 5, 2023, the Company continued to report a strong balance sheet which included total assets of approximately $63 million which was funded primarily by stockholders’ equity of approximately $50 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of August 5, 2023.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1, 3 and 4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases by the Company of its common stock during the three months ended August 5, 2023.

	Total	Average	Total number of shares	Maximum number of
	number of	price	purchased as part of	shares that may yet be
	shares	paid	publicly announced plans	purchased under the plans
Period	purchased	per share	or program*	or programs*
May 7 - Jun 3, 2023	-	-	-	197,971
Jun 4 - Jul 1, 2023	100,000	$27.97	100,000	97,971
Jun 4 - Aug 5, 2023	-	-	-	97,971

*In September 2022, the Company’s Board of Directors authorized the Company to repurchase up to 200,000 shares of the Company’s common stock during fiscal year 2023 on the open market.

Item 5. Other Information

During the three months ended August 5, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

NOBILITY HOMES, INC.

DATE: September 19, 2023	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: September 19, 2023	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: September 19, 2023	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer