Form 10-K
period 2023-11-04
NOBILITY HOMES INC
filed 2024-05-20
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 4, 2023

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

(352) 732-5157

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each/Exchange on Which Registered
Common Stock, $0.10 Par Value	NOBH	OTCQX

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

The aggregate market value of the common stock held by non-affiliates of the registrant (650,300) shares), based on the closing price of $26.25 on the over-the-counter market on May 5, 2023 (the last business day of the second quarter of fiscal 2023), was approximately $17.1 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding on January 31, 2024
Common Stock	3,269,075

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held March 1, 2024	Part III, Items 10-14

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

Nobility’s manufacturing plant utilizes assembly line techniques in manufactured home production. The plant manufactures and assembles the floors, sidewalls, end walls, roofs and interior cabinets for their homes. Nobility purchases, from outside suppliers, various other components that are built into its homes including the axles, frames, tires, doors, windows, pre-finished sidings, plywood, ceiling panels, lumber, rafters, insulation, gypsum board, appliances, lighting and plumbing fixtures, carpeting and draperies. Nobility is not dependent upon any one particular supplier for its raw materials or component parts and is not required to carry significant amounts of inventory to assure itself of a continuous allotment of goods from suppliers. Nobility continues to experience limitations being placed on certain key production materials from suppliers, the delay or lack of key components from vendors as well as back orders, delayed shipments, price increases and labor shortages that began during the COVID-19 pandemic.

Nobility generally does not manufacture its homes to be held by it as inventory (except for model home inventory of its wholly owned retail network subsidiary, Prestige Home Centers, Inc.,("Prestige")), but, rather, manufactures its homes after receipt of orders. Although Nobility attempts to maintain a consistent level of production of homes throughout the fiscal year, seasonal fluctuations do occur, with sales of homes generally lower during the first fiscal quarter due to the holiday season.

The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product. Nobility’s homes are delivered by outside trucking companies. Nobility estimates that it can compete effectively within a range of approximately 350 miles from its manufacturing plant in Ocala, Florida. Substantially all of Nobility’s sales are made in Florida.

Retail Sales

Prestige our wholly owned subsidiary, operates ten retail sales centers in north and central Florida. Sales by Prestige accounted for 88% and 95% of Nobility’s sales during fiscal years 2023 and 2022, respectively.

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

Insurance and Financial Services

Mountain Financial, Inc., a wholly owned subsidiary of Prestige, is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third-party insurance companies other than agency agreements with various insurance carriers. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2023 and 2022.

Wholesale Sales to Manufactured Home Communities

Nobility also sells its homes on a wholesale basis through two full-time salespersons to approximately 28 manufactured home communities and independent dealers. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers.

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

Nobility homes are subject to the requirements of the Magnuson-Moss Warranty Act and Federal Trade Commission rulings which regulate warranties on consumer products. Nobility provides a limited warranty of one year on the structural components of its homes.

The government measures as well as the public reaction to COVID variants, previously had an impact on customer traffic (and corresponding sales) within our sales centers and the operations of our business partners, which has since subsided. However, whether caused by COVID variants or other factors, we have experienced unprecedented inflation and shortages in many material products, and difficulty in hiring additional and retaining production workers, with no immediate relief in sight, that have resulted in corresponding increases to our material and labor costs. The Company is monitoring these issues and has adjusted our selling prices accordingly to help offset the higher costs.

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

Employees

As of January 5, 2024, the Company had 142 full-time employees, including 36 employed by Prestige. 85 employees are factory personnel compared to 89 in such positions a year ago and 57 are in management, administrative, supervisory, sales and clerical positions compared to 56 a year ago. In addition, Nobility employs part-time employees when necessary.

The Company has managerial, administrative, supervisory, sales and manufacturing employees. We have a focus on safety and being drug free in our manufacturing operations.

Historically, we have had low turnover rates with our non-manufacturing employees. It is currently difficult for us to attract long-term quality employees for our manufacturing operations. We have experienced disruption in production as a result of our inability to find and retain manufacturing labor. We are using different hiring practices such as work release programs and employment services to reduce the turnover. However, we are still experiencing a shortage of new qualified factory production employees and continue to incur turnover of existing employees.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Not applicable

Item 2. Properties

As of January 31, 2024, Nobility owned one manufacturing plant as follows:

Location	Approximate Size
3741 SW 7th Street Ocala, Florida	72,000 sq. ft.

Nobility’s Ocala facility is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility’s corporate offices. The plant, which is of metal construction, is in good condition and requires little maintenance. The Company has added an 11,900 square foot frame shop constructed of concrete block and metal to manufacture steel frames for our homes, on our current manufacturing plant property in Ocala, Florida.

Prestige owns the properties on which it’s Ocala South, Ocala North, Auburndale, Inverness, Tavares, Panama City, Yulee and Punta Gorda, Florida retail sales centers are located. Prestige leases the property for its other two retail sales centers located in Chiefland and Hudson Florida. The Company in April 2022 sold .1066 acres of land frontage at the Inverness location for $96,970 to the Florida Department of Transportation for SR 41 road widening project.

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

Holders

At January 31, 2024 the approximate number of holders on record of common stock was 85 (not including individual participants in security position listings).

Dividends

The Board of Directors declared an one-time cash dividend of $1.50 per common share for fiscal year 2023 paid to stockholders of record as of March 25, 2024, a one-time cash dividend of $1.00 per common share for fiscal year 2022 paid to stockholders of record as of March 20, 2023. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

The Company did not repurchase any shares of its common stock during the fourth quarter ended November 4. 2023.

In December 2023, the Company’s Board of Directors authorized the Company to repurchase up to 200,000 shares of the Company’s common stock during fiscal year 2024 on the open market.

The Company’s Board of Directors authorized the Company to repurchase up to 200,000 shares of the Company’s common stock during fiscal year 2023 on the open market. During the twelve months ended November 4, 2023, the Company repurchased an aggregate of 102,083 shares of common stock.

In June 2023, the Company repurchased 100,000 shares of common stock from its President (see note 4) to the Company’s financial statements included herein.

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2023 and 2022, Nobility continued to experience consumer demand for affordable manufactured homes in Florida. Our three-, four- and five-bedroom manufactured homes are favored by families, compared with the one, two and three-bedroom homes that typically appeal to the retirement buyers who reside in the manufactured housing communities.

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

The interest rate environment’s future impact on the overall housing market and other, factors impacting the Company, such as production work force, supply of certain building products, and lingering impact from COVID, are difficult to forecast for fiscal year 2024. These factors have had a negative impact on customer traffic (and corresponding sales) within our sales centers, operations of the manufacturing facility and our business partners throughout fiscal years 2023 and 2022.

In fiscal year 2023, Prestige purchased from other manufacturers 44 new homes for an aggregate of ($4,432,483) and in fiscal year 2022 purchased 153 new homes from other manufacturers for an aggregate of ($12,595,593) to help eliminate the backlog from Nobility. Prestige has 76 new homes purchase for an aggregate of ($4,979,162) from Nobility and outside manufacturers, that are included in inventory and are in the field, waiting to be completed and closed as of the year end 2023.

Nobility believes that being located in Florida offers a number of advantages such as an increasing population, a low-tax and business friendly state government. However, Nobility is also aware of climate-related risks such as hurricanes, tornados, sea-level rise, flooding and wildfires which are prone to occur in Florida. To date, management does not believe these climate-related risks have adversely impacted the Company. However, management believes if such climate-related events impacted the Company’s manufacturing or sales facilities, then the Company would be adversely impacted. If such climate-related events should deter future population growth in Florida, then the Company would be adversely impacted. If climate-related disclosures are required in the future by the Securities and Exchange Commission or if customary business practices should change to require greater climate-risk mitigation, then the Company would face increased compliance costs and costs of doing business. Such costs are not currently quantifiable.

The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 4, 2023 (fiscal year 2023) consisted of a fifty-two-week period and the year ended November 5, 2022 (fiscal year 2022) consisted of a fifty-two-week period.

Results of Operations

Total net sales in fiscal year 2023 increased 23% to $63,318,392 compared to $51,522,054 in fiscal year 2022. The Company reported a 51% increase in net income to $10,898,864 in fiscal year 2023, compared to a net income of $7,232,029 in fiscal year 2022. The primary reason that sales and net income increased in fiscal 2023 over fiscal 2022 was due to the severe supply chain challenges experienced during the first nine months of fiscal 2022 that negatively impacted our ability to complete and deliver homes to customers. During fiscal year 2023, the supply chain challenges eased compared to the prior year and we were able to complete and deliver more retail customers homes, which included us selling sixty four new homes during fiscal year 2023 purchased for $10,871,250 from other manufacturers, to help reduce our backlog. We continue to experience limitations being placed on certain key production materials from suppliers, the delay or lack of key components from vendors as well as back orders, delayed shipments, price increases and labor shortages. These issues continue to cause delays in the completion of the homes at the Company’s manufacturing facility and the set-up process of retail homes in the field, resulting in decreased net sales due to our inability to timely deliver and set up homes to customers. We expect that these challenges will continue throughout fiscal 2024 and potentially beyond. The Company also continues to experience inflation in some building products resulting in increases to our material and labor costs which may increase the wholesale and retail selling prices of our homes.

The current demand for affordable manufactured housing in Florida and the U.S. is slowing, which we believe is because of the increased interest rate environment. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2022 through October 2023 declined by approximately 16% from the same period last year.

The following table summarizes certain key sales statistics and percent of gross profit as of and for fiscal years 2023 and 2022.

	2023	2022
New homes sold through Company owned sales centers	367	371
Pre-owned homes sold through Company owned sales centers	6	13
Homes sold to independent dealers	169	43
Total new factory built homes produced	470	423
Average new manufactured home price - retail	$147,583	$126,438
Average new manufactured home price - wholesale	$72,612	$72,983
As a percent of net sales:
Gross profit from the Company owned retail sales centers	23%	20%
Gross profit from the manufacturing facilities - including intercompany sales	24%	16%

Maintaining our strong financial position is vital for future growth and success. Our many years of experience in the Florida market, combined with home buyers’ increased need for more affordable housing, should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

On June 5, 2023, we celebrated our 56th anniversary in business specializing in the design and production of quality, affordable manufactured and modular homes. With multiple retail sales centers in Florida for over 33 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in fiscal year 2023 were $340,565 compared to $299,672 in fiscal year 2022. Revenues are generated by new and renewal policies being written which affects agent commission earned. We have established appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 4, 2023 and November 5, 2022.

Cost of goods sold includes manufacturing costs such as: (1) materials, material variance and discounts, freight-in (2) direct and indirect labor-factory production (3) manufacturing expenses: (a) factory occupancy; depreciation of building and equipment, equipment rental, factory supplies and tools, repair/maintenance of building and equipment, rubbish disposal and utilities (b) salary and salary related; supervision, maintenance, purchasing, payroll taxes, group insurance and workmen’s compensation (c) delivery costs (d) home service costs; salaries servicemen and office personnel, home repair contractors and materials, service vans expense for gas/maintenance and servicemen travel expenses (e) other manufacturing expenses; employee benefits, factory gas, oil, insurance, licenses and taxes and professional services. Post manufacturing cost of goods sold at our retail model centers may include appliances, air conditioners, electrical and plumbing hook-ups, furniture, insurance, impact and permit fees, land and home fees, manufactured home, service warranty, setup contractor, interior drywall finish, setup display, skirting, steps, well, septic tank and other expenses.

Gross profit as a percentage of net sales was 34% in fiscal year 2023 compared to 29% in fiscal year 2022. Our gross profit was $21,487,885 for fiscal year 2023 compared to $14,903,438 for fiscal year 2022. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The increase in gross profit as a percentage of net sales is primarily due to increases in our selling prices to offset the higher inflation costs of building products and labor cost on each home and the increase in the average gross profit at our retail sales centers.

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

Selling, general and administrative expenses as a percentage of net sales was 13% in fiscal year 2023 and in fiscal year 2022. Selling, general and administrative expenses were $8,087,534 for fiscal year 2023 compared to $6,477,988 for fiscal year 2022. The dollar increases in expenses in 2023 were due to the increase in variable expenses which were a direct result of employee benefits compensation due to the increase in sales.

The Company earned interest in the amount of $803,622 in fiscal year 2023 compared to $234,804 in fiscal year 2022. Interest income is dependent on our cash balance and available rates of return. The increase during 2023 is primarily due to the increase in the interest rates and an increase in the monies invested.

The Company earned $104,306 from its joint venture, Majestic 21, in fiscal year 2023 compared to $60,457 in fiscal year 2022. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio could vary year to year, but overall, the earnings will continue to decrease due to the amortization, maturity and payoff of the loans.

We received $239,736 in fiscal year 2023 and $364,520 in fiscal year 2022 under an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company as received, which has been the Company’s past practice due to the uncertainty of the receipts. The earnings overall from the FRSA loan portfolio will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income of $14,579,429 in fiscal year 2023 compared to a pre-tax income of $9,436,534 in fiscal year 2022.

The Company recorded an income tax expense of $3,680,565 in fiscal year 2023 compared to $2,204,505 in fiscal year 2022.

Net income in fiscal year 2023 was $10,898,864 or $3.27 per basic and diluted share and net income in fiscal year 2022 was $7,232,029 or $2.10 per basic and diluted share.

Liquidity and Capital Resources

Cash and cash equivalents were $13,879,358 at November 4, 2023 compared to $16,653,449 at November 5, 2022. Certificates of deposit were $10,204,287 at November 4, 2023 compared to $3,903,888 at November 5, 2022. Short-term investments were $527,899 at November 4, 2023 compared to $589,071 at November 5, 2022. Working capital was $37,871,552 at November 4, 2023 compared to $33,667,732 at November 5, 2022. A cash dividend was paid from our cash reserves in April 2023 in the amount of $1.00 per share ($3,370,912). During fiscal 2023, the Company repurchased an aggregate 102,083 shares of its common stock for an aggregate of $2,853,981 and Prestige purchased from other manufacturers 44 new homes for $4,432,483 to help eliminate the large backlog from Nobility. Prestige new home inventory was $18,968,831 at November 4, 2023 compared to $20,016,093 at November 5, 2022. Prestige has 76 ($4,432,483) new homes from Nobility and other manufacturers that are included in inventory and are in the field waiting to be completed and closed. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third-party floor plan financing expenses. The Company incurred $500,000 in fiscal year 2023 and $1,100,000 in fiscal year 2022 in building an 11,900 square foot frame shop to manufacture steel frames for our homes. In April 2022 Prestige sold .1066 acres of land frontage at the Inverness location for $96,970 to the Florida Department of Transportation for SR 41 road widening project. A cash dividend was paid from our cash reserves in April 2022 in the amount of $1.00 per share ($3,532,976). During fiscal 2022, the Company repurchased an aggregate of 162,570 shares of its common stock for an aggregate of $5,195,267.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary for its operations. The Company also has approximately $4.3 million of cash surrender value of life insurance which it would be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of November 4, 2023, the Company continued to report a strong balance sheet which included total assets of approximately $65.7 million which was funded primarily by stockholders’ equity of approximately $52.7 million.

Looking ahead, the Company’s strong balance sheet and significant cash reserves accumulated in profitable years has allowed the Company to remain sufficiently liquid to allow the continuation of operations and pay dividends to shareholders and should enable the Company to take advantage of any market opportunities. Management believes it has sufficient levels of liquidity as of the date of the filing of this Form 10-K to allow the Company to operate into the foreseeable future.

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

See Note 4 “Related Party Transactions” to the Company’s financial statement included herein

The Company recognizes revenue from its wholly owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations on November 4, 2023 or November 5, 2022.

Inventories – New home inventory is carried at a lower of cost or net realizable value. Capitalized manufacturing costs on retail manufactured homes built by the company are valued at manufacturing cost, including materials, labor, and manufacturing overhead, or net purchase price if acquired from unaffiliated third parties. The cost of finished home inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or net realizable value.

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

See Note 6 "Inventories" to the Company’s financial statement included herein.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 4, 2023, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21).

Forward Looking Statements

Certain statements in this report are unaudited or forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the amounts and expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the potential adverse impact on our business caused by competitive pricing pressures at both the wholesale and retail levels, inflation, increasing material costs (including forest based products) or availability of materials due to supply chain interruptions (such as current inflation with forest products and supply issues with vinyl siding and PVC piping), changes in market demand, increase in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist attacks, or other events such as a pandemic, any armed conflict involving the United States and the impact of inflation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nobility Homes, Inc.

Ocala, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. (the Company) as of November 04, 2023, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 04, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalized manufacturing costs in new home inventory

Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company accounts for new home inventory at the lower of cost or net realizable value. Capitalized manufacturing costs on retail manufactured homes built by the Company are valued at manufacturing cost, including materials, labor, and manufacturing overhead, or net purchase price if acquired from unaffiliated third parties. The cost of finished home inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized.

We identified the estimation of manufacturing cost on retail manufactured homes built by the company that remain in inventory as a critical audit matter. The company estimates manufacturing costs based on an original bill of materials which may or may not have been recently updated. For those bills of materials that have not been recently updated, the company estimates the cost based on inflation estimates of current material prices and labor and overhead rates since the last update of the standard cost. The estimates in calculating costs lead to a high level of estimation uncertainty related to inventory cost estimates, the inherent subjectivity in management’s judgment in estimating the total costs, and high degree of auditor judgment and an increased extent of effort to test the Company’s cost capitalization.

How we Addressed the Matter in our Audit

•
We gained an understanding of internal controls in place over the estimation process and management’s process to evaluate assumptions used.

•
We performed current inventory price testing on material purchases and the application of labor and overhead.

•
We performed analytical procedures to validate capitalized costs based on comparison to the Company’s acquisition cost of comparable manufactured homes.

•
We obtained audit evidence supporting gross margins for wholesale sales to independent dealers to support the inventory capitalized cost based on actual gross margins realized.

/s/ Hancock Askew & co., LLP

Jacksonville, Florida

May 20, 2024

PCAOBID # 794

We have served as the Company’s auditor since 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nobility Homes, Inc.

Ocala, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. (the “Company”) at November 5, 2022, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year ended November 5, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 5, 2022, and the results of its operations and its cash flows for the year ended November 5, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the audit of the November 5, 2022, financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Daszkal Bolton LLP

Jupiter, Florida

February 1, 2023

PCAOB ID # 229

We have served as the Company’s auditor from 2018 through March 2023.

Nobility Homes, Inc.

Consolidated Balance Sheets

November 4, 2023 and November 5, 2022

	November 4,	November 5,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,879,358	$16,653,449
Certificates of deposit	10,204,287	3,903,888
Short-term investments	527,899	589,071
Accounts receivable - trade	2,864,808	1,288,645
Note receivable	—	23,905
Mortgage notes receivable	4,391	16,191
Inventories	21,518,098	23,457,493
Prepaid expenses and other current assets	1,733,179	2,172,675
Total current assets	50,732,020	48,105,317

Property, plant and equipment, net	8,268,976	7,915,695
Note receivable, less current portion	—	16,599
Mortgage notes receivable, less current portion	142,761	131,514
Other investments	1,953,199	1,848,893
Property held for resale	26,590	–
Deferred income taxes	90,274	43,778
Cash surrender value of life insurance	4,331,659	4,143,035
Other assets	156,287	156,287
Total assets	$65,701,766	$62,361,118

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$819,143	$1,119,188
Accrued compensation	992,622	1,132,423
Accrued expenses and other current liabilities	1,809,335	1,742,696
Income taxes payable	661,261	229,200
Customer deposits	8,703,107	10,214,078
Total current liabilities	12,985,468	14,437,585

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	–	–
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,269,075 and 3,370,912 shares outstanding, respectively	536,491	536,491
Additional paid in capital	10,964,985	10,849,687
Retained earnings	70,969,764	63,441,812
Less treasury stock at cost, 2,095,832 and 1,993,995 shares, respectively	(29,754,942)	(26,904,457)
Total stockholders' equity	52,716,298	47,923,533
Total liabilities and stockholders' equity	$65,701,766	$62,361,118

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Income

For the years ended November 4, 2023 and November 5, 2022

	Year Ended
	November 4,	November 5,
	2023	2022
Net sales	$63,318,392	$51,522,054

Cost of sales	(41,830,507)	(36,618,616)

Gross profit	21,487,885	14,903,438

Selling, general and administrative expenses	(8,087,534)	(6,477,988)

Operating income	13,400,351	8,425,450

Other income:
Interest income	803,622	234,804
Undistributed earnings in joint venture - Majestic 21	104,306	60,457
Proceeds received under escrow arrangement	239,736	364,520
Decrease in fair value of equity investment	(61,172)	(32,857)
Gain on disposal of property, plant and equipment	—	88,936
Miscellaneous	92,586	295,224
Total other income	1,179,078	1,011,084

Income before provision for income taxes	14,579,429	9,436,534

Income tax expense	(3,680,565)	(2,204,505)

Net income	$10,898,864	$7,232,029

Weighted average number of shares outstanding:
Basic	3,333,504	3,437,784
Diluted	3,337,649	3,445,498

Net income per share:	$3.27	$2.10
Basic	$3.27	$2.10
Diluted

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended November 4, 2023 and November 5, 2022

	Common	Common	Additional	Retained	Treasury
	Stock Shares	Stock	Paid-in-Capital	Earnings	Stock	Total
Balance at November 6, 2022	3,370,912	$536,491	$10,849,687	$63,441,812	$(26,904,457)	$47,923,533
Cash dividend	-	-	-	(3,370,912)	-	(3,370,912)
Purchase of treasury stock	(102,083)	-	-	-	(2,853,981)	(2,853,981)
Stock-based compensation	246	-	115,298	-	3,496	118,794
Net income	-	-	-	10,898,864	-	10,898,864
Balance at November 4, 2023	3,269,075	$536,491	$10,964,985	$70,969,764	$(29,754,942)	$52,716,298

	Common	Common	Additional	Retained	Treasury
	Stock Shares	Stock	Paid-in-Capital	Earnings	Stock	Total
Balance at November 6, 2021	3,532,100	$536,491	$10,766,253	$59,742,759	$(21,731,198)	$49,314,305
Cash dividend	-	-	-	(3,532,976)	-	$(3,532,976)
Purchase of treasury stock	(162,570)	-	-	-	(5,195,267)	$(5,195,267)
Stock-based compensation	416	-	100,886	-	4,556	$105,442
Exercise of employee stock
options	966	-	(17,452)	-	17,452	$—
Net income	-	-	-	7,232,029	-	$7,232,029
Balance at November 5, 2022	3,370,912	$536,491	$10,849,687	$63,441,812	$(26,904,457)	$47,923,533

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended November 4, 2023 and November 5, 2022

	Year Ended
	November 4,	November 5,
	2023	2022
Cash flows from operating activities:
Net income	$10,898,864	$7,232,029
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	153,512	169,661
Deferred income taxes	(46,496)	(143,346)
Undistributed earnings in joint venture - Majestic 21	(104,306)	(60,457)
Gain on disposal of property, plant and equipment	—	(88,936)
Decrease in fair market value of equity investments	61,172	32,857
Stock-based compensation	118,794	105,442
Amortization of operating lease right of use assets	—	1,597
Decrease (increase) in:
Accounts receivable - trade	(1,576,163)	(608,417)
Inventories	1,939,395	(11,765,730)
Prepaid expenses and other current assets	439,496	(351,408)
Interest receivable	(309,134)	(23,888)
(Decrease) increase in:
Accounts payable	(300,045)	179,224
Accrued compensation	(139,801)	577,201
Accrued expenses and other current liabilities	66,639	228,729
Income taxes payable	432,061	140,117
Customer deposits	(1,510,971)	(3,457,014)
Net cash provided by (used in) operating activities	10,123,017	(7,832,339)
Cash flows from investing activities:
Purchase of property, plant and equipment	(506,793)	(1,245,610)
Purchase certificates of deposit	(11,026,000)	(3,880,000)
Purchase of property held for resale	(26,590)	—
Proceeds from certificates of deposit	4,848,000	2,087,936
Proceeds from disposal of property, plant and equipment	—	96,970
Collections on interest receivable	186,735	5,079
Collections on mortgage notes receivable	553	97,343
Collections on equipment and other notes receivable	40,504	31,216
Collections of mobile home park note receivable	—	201,464
Issuance of mobile home park note receivable	—	(128,733)
Increase in cash surrender value of life insurance	(188,624)	(176,096)
Net cash used in investing activities	(6,672,215)	(2,910,431)
Cash flows from financing activities:
Payment of cash dividend	(3,370,912)	(3,532,976)
Purchase of treasury stock	(2,853,981)	(5,195,267)
Reduction of operating lease obligation	—	(1,597)
Net cash used in financing activities	(6,224,893)	(8,729,840)
Decrease in cash and cash equivalents	(2,774,091)	(19,472,610)
Cash and cash equivalents at beginning of year	16,653,449	36,126,059
Cash and cash equivalents at end of year	$13,879,358	$16,653,449

Supplemental disclosure of cash flows information:
Income taxes paid	$3,000,000	$2,262,000
Noncash exercise of employee stock options	$—	$(9,197)

The accompanying notes are an integral part of these financial statements.

NOTE 1 Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”), and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and licensed mortgage loan originator and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has a manufacturing plant in operation that is located in Ocala, Florida. At November 4, 2023, Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda.

All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the reported financial condition and results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: valuation of inventory homes, the allowance for doubtful accounts, the carrying value of long-lived assets, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, warranty reserve and stock-based compensation.

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 4, 2023 (fiscal year 2023) consisted of a fifty-two-week period and the year ended November 5, 2022 (fiscal year 2022) consisted of a fifty-two-week period.

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

The Company recognizes revenues from its wholly owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 4, 2023 and November 5, 2022.

Sales of homes to affiliated entities that are subject to contingent payment terms are considered inventory consignment arrangements. Revenue from such arrangements is recognized when the homes are sold to the end users and payment is collected by the affiliated entity.

See Note 4 “Related Party Transactions” to the Company’s financial statement included herein.

Revenues by Products and Services – Revenues by net sales from manufactured housing, pre-owned homes, and insurance agent commissions for the years ended November 4, 2023 and November 5, 2022 are as follows:

	2023	2022
Manufactured housing	$62,564,790	$50,264,637
Pre-owned homes	413,037	957,745
Insurance agent commissions	340,565	299,672
Total net sales	$63,318,392	$51,522,054

Cash and Cash Equivalents – The Company considers all money market accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Certificates of Deposit – Certificates of deposits are recorded at cost plus accrued interest.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is provided based on prior collection experiences and management’s analysis of specific accounts. At November 4, 2023 or November 5, 2022, in the opinion of management, no material accounts were considered uncollectible and, accordingly, no allowance was deemed necessary.

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

Inventories – New home inventory is carried at a lower of cost or net realizable value. Capitalized manufacturing costs on retail manufactured homes built by the company are valued at manufacturing cost, including materials, labor, and manufacturing overhead, or net purchase price if acquired from unaffiliated third parties. The cost of finished home inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. Under the specific identification method, if finished home inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or net realizable value.

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

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s consolidated balance sheets. The Company had no consigned inventory as of November 4, 2023 and $318,590 as of November 5, 2022.

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

See Note 6 “Inventories” to the Company’s financial statement included herein.

Property, Plant and Equipment – Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Routine maintenance and repairs are charged to expense when incurred. Major replacements and improvements are capitalized. Gains or losses are credited or charged to earnings upon disposition.

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity, 21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact Majestic 21 economic performance therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 810, “Consolidations” (ASC 810). Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture. Based on management’s evaluation, there was no impairment of this investment at November 4, 2023 or November 5, 2022.

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

See Note 14 “Commitments and Contingent Liabilities” to the Company’s financial statement included herein.

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

Company Owned Life Insurance – The Company has purchased life insurance policies for a key executive. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Warranty Costs – The Company provides a warranty as the manufactured homes are sold. Amounts related to these warranties for fiscal years 2023 and 2022 are as follows:

	2023	2022
Beginning accrued warranty expense	$125,000	$125,000
Less: reduction for payments	(571,441)	(428,031)
Plus: additions to accrual	571,441	428,031
Ending accrued warranty expense	$125,000	$125,000

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

Rebate Program – The Company has a rebate program for some dealers based upon the number and type of home purchased, which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. There were no rebates earned by dealers during fiscal years 2023 and 2022.

Advertising – Advertising for Prestige retail sales centers consists primarily of internet, newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expenses amounted to approximately $125,067 and $70,123 for the fiscal years 2023 and 2022, respectively.

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

Major Customers –There were no customers that accounted for more than 10% of our total net sales in fiscal year 2023.

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

Recently Issued Accounting Standards – In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016 - 13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. This standard will be effective for the Company beginning November 5, 2023. The Company has evaluated this guidance and does not expect a material impact on our financial statements at adoption.

NOTE 2 Investments

The following is a summary of short-term investments (available for sale):

	November 4, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$359,969	$-	$527,899

	November 5, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$421,141	$-	$589,071

The fair values were estimated based on unadjusted quoted prices at each respective period end.

NOTE 3 Fair Values of Financial Instruments

The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

The Company accounts for the fair value of financial instruments in accordance with FASB ASC No. 820, “Fair Value Measurements” (ASC 820).

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
•
Level 2—Valuations are based on quoted prices for similar assets or liabilities in active markets or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.
•
Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. The following table represents the Company’s financial assets and liabilities which are carried at fair value at November 4, 2023 and November 5, 2022.

	November 4, 2023
	Level 1	Level 2	Level 3
Equity securities in a public company	$527,899	$-	$-

	November 5, 2022
	Level 1	Level 2	Level 3
Equity securities in a public company	$589,071	$-	$-

NOTE 4 Related Party Transactions

Affiliated Entities

TLT, Inc. – Our President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). Our President owns between a 24.75% and a 56.0% direct and indirect interest in each of these limited partnerships. Our Executive Vice President owns between a 23.0% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2023 and 2022.

Repurchase of Common Stock – In June 2023, the Company repurchased 100,000 shares of common stock from our President at $27.97 per share.

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

See Note 14 “Commitments and Contingent Liabilities” to the Company’s financial statement included herein.

We received no distributions from the Majestic 21 joint venture in fiscal year 2023 or 2022.

With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21.

NOTE 6 Inventories

A breakdown of the elements of inventory at November 4, 2023 and November 5, 2022 is as follows:

	November 4, 2023	November 5, 2022
Raw materials	$1,203,672	$2,119,372
Work-in-process	146,969	135,513
Inventory consigned to affiliated entities	—	318,590
Finished homes - Nobility manufactured	10,144,045	9,583,095
Finished homes - Other manufactures	8,817,086	10,432,998
Pre-owned homes	947,457	682,254
Model home furniture	258,869	185,671
Inventories	$21,518,098	$23,457,493

NOTE 7 Property, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized as follows:

	Range of Lives in Years	November 4, 2023	November 5, 2022
Land	-	$4,872,382	$4,872,382
Land improvements	10-20	1,253,025	1,253,025
Buildings and improvements	15-40	2,584,852	2,584,852
Machinery and equipment	3-10	1,064,827	1,059,377
Furniture and fixtures	3-10	301,889	301,889
Construction in progress	-	1,713,901	1,212,558
		11,790,876	11,284,083
Less accumulated depreciation		(3,521,900)	(3,368,388)
		$8,268,976	$7,915,695

Depreciation expenses during the years ended November 4, 2023 and November 5, 2022 totaled $153,512 and $169,661, respectively.

NOTE 8 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	November 4, 2023	November 5, 2022
Accrued warranty expense	$125,000	$125,000
Accrued property and sales taxes	294,874	407,968
Other accrued expenses	1,389,461	1,209,728
Total accrued expenses and other current liabilities	$1,809,335	$1,742,696

NOTE 9 Proceeds Received Under Escrow Arrangement

The Company received $239,736 in fiscal year 2023 and $364,520 in fiscal year 2022 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company when received, which has been the Company’s past practice.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. We recognize interest and penalties relating to income taxes as components of income tax expense. At November 4, 2023 and November

5, 2022, management has determined there are no material uncertain tax positions, and does not anticipate any significant change within twelve months of this reporting date.

The provision for income taxes for the years ended consists of the following:

	November 4, 2023	November 5, 2022
Current tax expense:
Federal	$2,920,036	$2,009,567
State	807,025	338,284
Deferred tax (benefit)	(46,496)	(143,346)
Provision for income taxes	$3,680,565	$2,204,505

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended:

	November 4, 2023	November 5, 2022
Provision—federal statutory tax rate	$3,061,771	$1,981,672
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	633,495	263,528
Other	(14,701)	(40,695)
Provision for income taxes	$3,680,565	$2,204,505

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

	November 4, 2023	November 5, 2022
Deferred tax assets:
Allowance for doubtful accounts	$—	$58,173
Prepaid Expenses .	14,995	14,995
Accrued expenses	236,617	198,633
Other assets	34,399	32,411
Stock-based compensation	63,741	34,789
Total deferred tax assets	349,752	339,001
Deferred tax liabilities:
Depreciation	(100,739)	(123,033)
Carrying value of investments	(90,908)	(106,253)
Amortization	(39,374)	(39,206)
Prepaid expenses	(28,457)	(26,731)
Net deferred tax assets (liabilities)	$90,274	$43,778

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	November 4, 2023	November 5, 2022
Current assets (liabilities):
Deferred tax assets	$-	$-
Deferred tax liabilities	-	-
Net current deferred tax assets	-	-
Non-current assets (liabilities):
Deferred tax assets	349,752	339,001
Deferred tax liabilities	(259,478)	(295,223)
Net non-current deferred tax assets (liabilities)	90,274	43,778
Net deferred tax assets (liabilities)	$90,274	$43,778

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For fiscal years 2023 and 2022, the Company determined that a valuation reserve for the Company’s deferred tax assets was not considered necessary as the deferred tax assets were fully realizable.

NOTE 11 Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 102,083 and 162,570 shares of its common stock during fiscal years 2023 and 2022, respectively.

NOTE 12 Stock Option Plan

In June 2011, the Company’s Board of Directors adopted, and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee directors. A total of 300,000 shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. The Plan was amended by the Board of Directors to extend the termination date from June 2021 until June 1, 2026. At November 4, 2023, 225,742 options were available for future grant under the Plan and 74,258 options were outstanding.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide a service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2023 and 2022, the Company recognized compensation costs related to the vesting of stock options of approximately $112,816 and $105,442 respectively.

A summary of information with respect to options granted is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at November 6, 2021	47,300	$ 12.10 - 25.75	$24.41	—
Granted	20,400	33.10	33.10	—
Exercised	1,500	12.10	12.10	—
Canceled	—	—	—	—
Outstanding at November 5, 2022	66,200	$ 24.00 - 33.10	$27.37	$498,844
Granted	29,300	24.25	24.25	$223,214
Exercised	—	—	—	—
Canceled	21,242	$ 24.00 - 33.10	26.21	$156,905
Outstanding at November 4, 2023	74,258	$ 24.00 - 33.10	$26.46	$565,153

The aggregate intrinsic value of exercisable Company options was $33,752, and the aggregate intrinsic value of all outstanding in-the-money options was $169,798 at November 4, 2023, which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2023 and the exercise price times the number of shares, that would have been received by the option holder had the option holder exercised their options on November 4, 2023.

The following table summarizes information about the outstanding stock options at November 4, 2023:

Options Outstanding				Options Exercisable
Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$24.00	16,908	2	$24.00	7,609	$24.00
$25.75	15,750	3	25.75	3,938	25.75
$33.10	16,400	4	33.10	1,640	33.10
$24.25	25,200	5	24.25	—	24.25
	74,258	3.67	$26.46	$13,187	$26.46

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

NOTE 13 Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution, up to a maximum of 6% of an employee’s compensation. The contribution expense charged to operations amounted to approximately $226,370 and $220,100 in fiscal years 2023 and 2022, respectively.

NOTE 14 Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for several Prestige retail sales centers from various unrelated entities under operating lease agreements expiring through October 2024. The Company also leases certain equipment under unrelated operating leases.

Other Contingent Liabilities – Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Accordingly, the Company has an accrual provision of $145,892 for litigation settlements in the accompanying consolidated financial statements.

The Company does not maintain casualty insurance on some of its property, including the inventory at our retail centers, our plant machinery and plant equipment and is at risk for those types of losses.

NOTE 15 Subsequence Events

The Company received approximately $1.6 million in December 2023, from 21st Mortgage Corporation, representing 50% of the excess capital in the partnership.

The Company paid a cash dividend of $1.50 per common share in April 2024 in the amount of approximately $4.9 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2024 annual meeting of shareholders.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one-year terms.

Executive Officers and Directors

Terry E. Trexler (84)	Chairman of the Board and President of Nobility since 1967; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (60)

Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Robert P. Saltsman (71)	Director since 1988. Mr. Saltsman is an attorney in private practice since 1983.
Arthur L. Havener, Jr. (57)	Director since 2019. Mr. Havener is and has been since 2007 principal of Stampede Capital LLC, a real estate advisory and investment firm.
Jean Etheredge (78)	Secretary since 1967.

Lynn J. Cramer, Jr. (78)	Treasurer since 1980.

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

Item 11. Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2024 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2024 annual meeting of shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table displays equity compensation plan information as of the end of the fiscal year ended November 4, 2023 (see Note 12 to the Company’s financial statement included herein).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	74,258	$26.46	225,742
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	74,258	$26.46	225,742

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2024 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2024 annual meeting of shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Consolidated Financial Statements and Schedules

Report of Hancock Askew & Co., LLP

Report of Daszkal Bolton LLP

Consolidated Balance Sheets at November 4, 2023 and November 5, 2022

Consolidated Statements of Income for the Years Ended November 4, 2023 and November 5, 2022

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 4, 2023 and November 5, 2022

Consolidated Statements of Cash Flows for the Years Ended November , 2022 and November 6, 2021

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
4.1.
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
21.1.
Subsidiaries of Nobility.

23.1 Consent of Hancock Askew & Co., LLP

23.2 Consent of Daszkal Bolton LLP.

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

NOBILITY HOMES, INC.

DATE: May 20, 2024	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive Officer)

DATE: May 20, 2024	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: May 20, 2024	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: May 20, 2024	By: /s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: May 20, 2024	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director

DATE: May 20, 2024	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: May 20, 2024	By: /s/ Arthur L. Havener
Arthur L. Havener, Director