Form 10-Q
period 2024-02-03
NOBILITY HOMES INC
filed 2024-06-07
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended February 3, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on February 3, 2024
Common Stock	3,268,829

NOBILITY HOMES, INC.

INDEX

		Page Number

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of February 3, 2024 (Unaudited) and November 4, 2023	3

	Condensed Consolidated Statements of Income for the three months ended February 3, 2024 (Unaudited) and February 4, 2023 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended February 3, 2024 (Unaudited) and February 4, 2023 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended February 3, 2024 (Unaudited) and February 4, 2023 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	12

PART II.	Other Information	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	February 3, 2024	November 4, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,142,033	$13,879,358
Certificates of deposit	11,712,706	10,204,287
Short-term investments at fair value	578,698	527,899
Accounts receivable - trade	2,269,360	2,864,808
Mortgage notes receivable	4,480	4,391
Inventories	20,061,646	21,518,098
Prepaid expenses and other current assets	1,662,231	1,733,179
Total current assets	51,431,154	50,732,020
Property, plant and equipment, net	8,352,165	8,268,976
Mortgage notes receivable, less current portion	142,628	142,761
Other investments	374,484	1,953,199
Property held for resale	26,590	26,590
Deferred income taxes	90,274	90,274
Cash surrender value of life insurance	4,375,684	4,331,659
Other assets	156,287	156,287
Total assets	$64,949,266	$65,701,766
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$684,162	$819,143
Accrued compensation	978,865	992,622
Accrued expenses and other current liabilities	1,774,322	1,809,335
Income taxes payable	771,353	661,261
Customer deposits	5,652,609	8,703,107
Total current liabilities	9,861,311	12,985,468
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,268,829 and 3,269,075 shares outstanding, respectively	536,491	536,491
Additional paid in capital	11,001,701	10,964,985
Retained earnings	73,308,201	70,969,764
Less treasury stock at cost, 2,096,078 and 2,095,832 shares, respectively	(29,758,438)	(29,754,942)
Total stockholders’ equity	55,087,955	52,716,298
Total liabilities and stockholders’ equity	$64,949,266	$65,701,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	February 3, 2024	February 4, 2023
Net sales	$14,767,998	$17,164,753
Cost of sales	(10,033,652)	(11,293,157)
Gross profit	4,734,346	5,871,596
Selling, general and administrative expenses	(2,032,330)	(2,035,477)
Operating income	2,702,016	3,836,119
Other income:
Interest income	297,999	140,033
Undistributed earnings in joint venture - Majestic 21	22,174	22,826
Increase (decrease) in fair value of short term investments	50,799	(17,942)
Miscellaneous	50,541	7,772
Total other income	421,513	152,689
Income before provision for income taxes	3,123,529	3,988,808
Income tax expense	(785,092)	(931,841)
Net income	$2,338,437	$3,056,967
Weighted average number of shares outstanding:
Basic	3,268,829	3,370,912
Diluted	3,277,565	3,371,418
Net income per share:
Basic	$0.72	$0.91
Diluted	$0.71	$0.91

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended February 3, 2024 and February 4, 2023

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 4, 2023	3,269,075	$536,491	$10,964,985	$70,969,764	$(29,754,942)	$52,716,298
Stock-based compensation	(236)	—	36,716	—	(3,496)	33,220
Net income	—	—	—	2,338,437	—	2,338,437
Balance at February 3, 2024	3,268,839	$536,491	$11,001,701	$73,308,201	$(29,758,438)	$55,087,955

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 5, 2022	3,370,912	$536,491	$10,849,687	$63,441,812	$(26,904,457)	$47,923,533
Stock-based compensation	—	—	34,989	—	—	34,989
Net income	—	—	—	3,056,967	—	3,056,967
Balance at February 4, 2023	3,370,912	$536,491	$10,884,676	$66,498,779	$(26,904,457)	$51,015,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 3, 2024	February 4, 2023
Cash flows from operating activities:
Net income	$2,338,437	$3,056,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,255	39,279
Undistributed earnings in joint venture - Majestic 21	(22,174)	(22,826)
Return on investment in joint venture-Majestic 21	1,600,889	—
Increase (decrease) in fair market value of equity investments	(50,799)	17,942
Stock-based compensation	33,220	34,989
Decrease (increase) in:
Accounts receivable - trade	595,448	(634,707)
Inventories	1,456,452	138,432
Prepaid expenses and other current assets	70,948	246,908
Interest receivable	(137,759)	(33,723)
(Decrease) increase in:
Accounts payable	(134,981)	(320,294)
Accrued compensation	(13,757)	(77,759)
Accrued expenses and other current liabilities	(35,013)	131,028
Income taxes payable	110,092	931,841
Customer deposits	(3,050,498)	(131,498)
Net cash provided by operating activities	2,799,760	3,376,579
Cash flows from investing activities:
Purchase of property, plant and equipment	(122,444)	(226,549)
Purchase of certificates of deposit	(2,882,000)	(1,916,000)
Proceeds from certificates of deposit	1,434,000	—
Collections on interest receivable	77,339	—
Collections on mortgage notes receivable	45	188
Collections on equipment and other notes receivable	—	5,701
Increase in cash surrender value of life insurance	(44,025)	(44,025)
Net cash used in investing activities	(1,537,085)	(2,180,685)
Increase in cash and cash equivalents	1,262,675	1,195,894
Cash and cash equivalents at beginning of period	13,879,358	16,653,449
Cash and cash equivalents at end of period	$15,142,033	$17,849,343
Supplemental disclosure of cash flows information:
Income taxes paid	$675,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three months ended February 3, 2024 and February 4, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended February 3, 2024, are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 4, 2023.

Note 2 Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016 - 13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. This standard was effective for the Company as of November 5, 2023. There was no impact on our financial statements at adoption.

Note 3 Inventories

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory at February 3, 2024 and November 4, 2023 is as follows:

	February 3,	November 4,
	2024	2023
	(unaudited)
Raw materials	$1,298,864	$1,203,672
Work-in-process	129,197	146,969
Finished homes - Nobility	9,915,856	10,144,045
Finished homes - Other	7,563,796	8,817,086
Pre-owned homes	873,113	947,457
Model home furniture	280,820	258,869
Inventories	$20,061,646	$21,518,098

Note 4 Short-term Investments

The following is a summary of short-term investments (available for sale):

	February 3, 2024
	(unaudited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$410,768	$—	$578,698

	November 4, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$359,969	$—	$527,899

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 5 Fair Value of Financial Instruments

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	February 3, 2024
	(unaudited)
	Level 1	Level 2	Level 3
Equity securities in a public company	$578,698	$—	$—

	November 4, 2023
	Level 1	Level 2	Level 3
Equity securities in a public company	$527,899	$—	$—

Note 6 Net Income per Share

These condensed consolidated financial statements include “basic” and “diluted” net income per share information for all periods presented. The basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding. The diluted net income per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive common shares, which are the result of outstanding stock options.

Note 7 Revenues by Products and Service

The Company operates in one business segment, which is manufactured housing and ancillary services.

Revenues by net sales from manufactured housing homes and insurance agent commissions are as follows:

	(unaudited)
	Three Months Ended
	February 3,	February 4,
	2024	2023
Manufactured housing
Homes sold through Company owned sales centers	$12,633,133	$15,279,220
Homes sold to independent dealers and through manufactured home parks, net	2,057,582	1,809,925
	14,690,715	17,089,145
Insurance agent commissions	77,283	75,608
Total net sales	$14,767,998	$17,164,753

Note 8 Subsequent Event

The Company paid a cash dividend of $1.50 per common share in April 2024 to stockholders of record as of March 25, 2024 in the aggregate amount of approximately $4.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net sales in the first quarter of 2024 were $14,767,998 compared to $17,164,753 in the first quarter of 2023. The Company reported net income of $2,338,437 in the first quarter of 2024, compared to net income of $3,056,967 in the first quarter 2023. Net sales decreased in the first quarter of 2024 as compared to last year primarily because of the higher interest rates on mortgages, plus we continue to experience limitations on certain key production materials from suppliers. Delay of key components from vendors as well as back orders, price increases and labor shortages also negatively affected sales and earnings. These issues continue to cause delays in the completion of the homes at the Company's manufacturing facility and the set-up process of retail homes in the field, resulting in decreased net sales due to our inability to timely deliver and set up homes to customers. We expect that these challenges will continue throughout 2024. The Company also continues to experience inflation in some building products resulting in increases to our material and labor costs which may increase the wholesale and retail selling prices of our homes. Additionally, we believe that potential customers have delayed or deferred purchasing decisions when considering the interest rate environment.

The current demand for affordable manufactured housing in Florida and the U.S. is slowing because of the interest rate environment and increased costs associated with mortgages. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2023 through February 2024 declined by approximately 15% from the same period last year.

The following table summarizes certain key sales statistics and percentage of gross profit.

	(unaudited)
	Three Months Ended
	February 3,	February 4,
	2024	2023
New homes sold through Company owned sales centers	80	105
Pre-owned homes sold through Company owned sales centers	3	2
Homes sold to independent dealers	44	36
Total new factory built homes produced	99	117
Average new manufactured home price - retail	$154,513	$144,178
Average new manufactured home price - wholesale	$68,064	$75,350
As a percent of net sales:
Gross profit from the Company owned retail sales centers	23%	23%
Gross profit from the manufacturing facilities -including intercompany sales	25%	26%

Maintaining our strong financial position is vital for future growth and success. Our many years of experience in the Florida market, combined with home buyers’ increased need for more affordable housing, should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

On June 5, 2024, the Company will celebrate its 57th anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers in Florida for over 34 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the first quarter of 2024 were $77,283 compared to $75,608 in the first quarter of 2023. Revenues are generated by new and renewal policies being written which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at February 3, 2024 and November 4, 2023.

Gross profit as a percentage of net sales was 32% in the first quarter of 2024 compared to 34% for the first quarter of 2023. The gross profit in the first quarter of 2024 was $4,734,346 compared to $5,871,596 in the first quarter of 2023. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The decrease in gross profit as a percentage of net sales is primarily due to the higher inflation costs of building products and labor cost on each home and the decrease in the number of homes manufactured and sold at our retail sales centers for the quarter.

Selling, general and administrative expenses as a percent of net sales was 14% in the first quarter of 2024 compared to 12% for the first quarter 2023. Selling, general and administrative expenses in the first quarter of 2024 was $2,032,330 compared to $2,035,477 in the first quarter of 2023.

We earned interest income of $297,999 for the first quarter of 2024 compared to $140,033 for the first quarter of 2023. The increase in interest income for the three months of 2024 is primarily due to the higher interest rates and an increase in the monies invested.

Our earnings from Majestic 21 in the first quarter of 2024 were $22,174 compared to $22,826, for the first quarter of 2023. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The Company received approximately $1.6 million in first quarter of 2024, representing our 50% of the excess capital in the portfolio. The earnings from the Majestic 21 loan portfolio vary quarter to quarter, but overall, the earnings will decrease due to the amortization, maturity and payoff of the loans.

We received no distributions from 21st Mortgage Corporation in either of the first quarters of 2024 or 2023. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relating to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received. The earnings from the FRSA loan portfolio will vary quarter to quarter, but will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income in the first quarter of 2024 of $3,123,529 as compared to $3,988,808 in the first quarter of 2023.

The Company recorded an income tax expense in the amount of $785,092 in the first quarter of 2024 as compared to $931,841 in first quarter 2023.

We reported net income of $2,338,437 for the first quarter of 2024 or $0.72 per share ($0.71 diluted), compared to $3,056,967 or $0.91 per share, for the first quarter of 2023.

Liquidity and Capital Resources

Cash and cash equivalents were $15,142,033 at February 3, 2024 compared to $13,879,358 at November 4, 2023. Certificates of deposit were $11,712,706 at February 3, 2024 compared to $10,204,287 at November 4, 2023. Short-term investments were $578,698 at February 3, 2024 compared to $527,899 at November 4, 2023. Working capital was $41,569,843 at February 3, 2024 as compared to $37,871,552 at November 4, 2023. The Company received approximately $1.6 million in first quarter of 2024, from 21st Mortgage Corporation, representing our 50% of the excess capital in the portfolio. Prestige new home inventory was $17,459,652 at February 3, 2024 compared to $18,961,131 at November 4, 2023. Prestige has sixty (60) ($4.7 million) new homes that are included in inventory and are in the field waiting to be completed and closed. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned homes, and do not incur any third-party floor plan financing expenses.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $4.4 million of cash surrender value of life insurance which can be accessed as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of February 3, 2024, the Company continued to report a strong balance sheet which included total assets of approximately $65 million which was funded primarily by stockholders’ equity of approximately $55 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of February 3, 2024.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1, 3 and 4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not purchased any shares of its common stock during the first quarter ended February 3, 2024.

In December 2023, the Company’s Board of Directors authorized the Company to repurchase up to 200,000 shares of the Company’s common stock during fiscal year 2024 on the open market.

Item 5. Other Information

During the three months ended February 3, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

NOBILITY HOMES, INC.

DATE: June 6, 2024	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 6, 2024	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: June 6, 2024	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer