Form 10-Q
period 2024-05-04
NOBILITY HOMES INC
filed 2024-07-03
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2024

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

Indicate by check mark whether the registrant has submitted ele with Q1ctronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒; No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on July 1, 2024
Common Stock	3,268,829

NOBILITY HOMES, INC.

INDEX

		Page Number

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of May 4, 2024 (Unaudited) and November 4, 2023	3

	Condensed Consolidated Statements of Income for the three and six months ended May 4, 2024 (Unaudited) and May 6, 2023 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended May 4, 2024 (Unaudited) and May 6, 2023 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended May 4, 2024 (Unaudited) and May 6, 2023 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	12

PART II.	Other Information	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	May 4,	November 4,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,659,825	$13,879,358
Certificates of deposit	12,239,189	10,204,287
Short-term investments at fair value	629,442	527,899
Accounts receivable - trade	2,080,220	2,864,808
Mortgage notes receivable	4,008	4,391
Inventories	21,205,417	21,518,098
Prepaid expenses and other current assets	1,689,041	1,733,179
Total current assets	48,507,142	50,732,020
Property, plant and equipment, net	8,334,042	8,268,976
Mortgage notes receivable, less current portion	142,971	142,761
Other investments	395,019	1,953,199
Property held for resale	26,590	26,590
Deferred income taxes	113,512	90,274
Cash surrender value of life insurance	4,419,709	4,331,659
Other assets	156,287	156,287
Total assets	$62,095,272	$65,701,766
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,049,103	$819,143
Accrued compensation	901,237	992,622
Accrued expenses and other current liabilities	1,219,843	1,809,335
Income taxes payable	696,188	661,261
Customer deposits	5,969,271	8,703,107
Total current liabilities	9,835,642	12,985,468
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,268,829 and 3,269,075 shares outstanding, respectively	536,491	536,491
Additional paid in capital	11,050,660	10,964,985
Retained earnings	70,430,917	70,969,764
Less treasury stock at cost, 2,096,078 and 2,095,832 shares, respectively	(29,758,438)	(29,754,942)
Total stockholders’ equity	52,259,630	52,716,298
Total liabilities and stockholders’ equity	$62,095,272	$65,701,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	May 4,	May 6,	May 4,	May 6,
	2024	2023	2024	2023
Net sales	$11,527,978	$16,779,597	$26,295,976	$33,944,350
Cost of sales	(7,359,584)	(10,826,286)	(17,393,236)	(22,119,443)
Gross profit	4,168,394	5,953,311	8,902,740	11,824,907
Selling, general and administrative expenses	(1,911,380)	(2,215,198)	(3,943,710)	(4,250,675)
Operating income	2,257,014	3,738,113	4,959,030	7,574,232
Other income (expense):
Interest income	219,861	169,982	517,860	310,015
Undistributed earnings in joint venture - Majestic 21	20,535	25,622	42,709	48,448
Proceeds received under escrow arrangement	99,816	94,165	99,816	94,165
Increase (decrease) in fair value of equity investment	50,744	(111,075)	101,543	(129,017)
Miscellaneous	74,587	18,590	125,128	26,362
Total other income	465,543	197,284	887,056	349,973
Income before provision for income taxes	2,722,557	3,935,397	5,846,086	7,924,205
Income tax expense	(696,598)	(1,076,548)	(1,481,690)	(2,008,389)
Net income	$2,025,959	$2,858,849	$4,364,396	$5,915,816
Weighted average number of shares outstanding:
Basic	3,268,829	3,370,157	3,268,829	3,370,534
Diluted	3,277,920	3,373,036	3,279,719	3,372,417
Net income per share:
Basic	$0.62	$0.85	$1.34	$1.76
Diluted	$0.62	$0.85	$1.33	$1.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended May 4, 2024 and May 6, 2023

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 4, 2023	3,269,075	$536,491	$10,964,985	$70,969,764	$(29,754,942)	$52,716,298
Stock-based compensation	(246)	—	36,716	—	(3,496)	33,220
Net income	—	—	—	2,338,437	—	2,338,437
Balance at February 3, 2024	3,268,829	536,491	11,001,701	73,308,201	(29,758,438)	55,087,955
Cash dividend $1.50 per
common share	—	—	—	(4,903,243)	—	(4,903,243)
Stock-based compensation	—	—	48,959	—	—	48,959
Net income	—	—	—	2,025,959	—	2,025,959
Balance at May 4, 2024	3,268,829	$536,491	$11,050,660	$70,430,917	$(29,758,438)	$52,259,630

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 5, 2022	3,370,912	$536,491	$10,849,687	$63,441,812	$(26,904,457)	$47,923,533
Stock-based compensation	—	—	34,989	—	—	34,989
Net income	—	—	—	3,056,967	—	3,056,967
Balance at February 4, 2023	3,370,912	536,491	10,884,676	66,498,779	(26,904,457)	51,015,489
Cash dividend $ 1.00 per
common share	—	—	—	(3,370,912)	—	(3,370,912)
Purchase of treasury stock	(2,083)	—	—	—	(56,241)	(56,241)
Stock-based compensation	—	—	21,637	—	—	21,637
Net income	—	—	—	2,858,849	—	2,858,849
Balance at May 6, 2023	3,368,829	$536,491	$10,906,313	$65,986,716	$(26,960,698)	$50,468,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 4,	May 6,
	2024	2023
Cash flows from operating activities:
Net income	$4,364,396	$5,915,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,510	78,558
Deferred income taxes	(23,238)	(82,697)
Undistributed earnings in joint venture - Majestic 21	(42,709)	(48,448)
Return on investment in joint venture-Majestic 21	1,600,889	—
(Increase) decrease in fair market value of equity investments	(101,543)	129,017
Stock-based compensation	82,179	56,626
Decrease (increase) in:
Accounts receivable - trade	784,588	300,075
Inventories	312,681	127,829
Prepaid expenses and other current assets	44,138	448,989
Interest receivable	(261,300)	(95,399)
(Decrease) increase in:
Accounts payable	229,960	114,845
Accrued compensation	(91,385)	103,268
Accrued expenses and other current liabilities	(589,492)	(68,644)
Income taxes payable	34,927	766,086
Customer deposits	(2,733,836)	(1,440,267)
Net cash provided by operating activities	3,688,765	6,305,654
Cash flows from investing activities:
Purchase of property, plant and equipment	(143,576)	(399,668)
Purchase of certificates of deposit	(5,304,000)	(4,360,000)
Purchase of property held for resale	—	(26,590)
Proceeds from certificates of deposit	3,392,000	486,000
Collections on interest receivable	138,398	11,932
Collections on mortgage notes receivable	173	277
Collections on equipment and other notes receivable	—	11,418
Increase in cash surrender value of life insurance	(88,050)	(88,050)
Net cash used in investing activities	(2,005,055)	(4,364,681)
Cash flows from financing activities:
Payment of cash dividend	(4,903,243)	(3,370,912)
Purchase of treasury stock	—	(56,241)
Net cash used in financing activities	(4,903,243)	(3,427,153)
Decrease in cash and cash equivalents	(3,219,533)	(1,486,180)
Cash and cash equivalents at beginning of period	13,879,358	16,653,449
Cash and cash equivalents at end of period	$10,659,825	$15,167,269
Supplemental disclosure of cash flows information:
Income taxes paid	$1,470,000	$1,325,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three and six months ended May 4, 2024 and May 6, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended May 4, 2024, are not necessarily indicative of the results of the full fiscal year.

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory at May 4, 2024 and November 4, 2023 is as follows:

	May 4,	November 4,
	2024	2023
	(Unaudited)
Raw materials	$1,278,423	$1,203,672
Work-in-process	145,192	146,969
Finished homes - Nobility	11,479,869	10,144,045
Finished homes - Other	7,114,073	8,817,086
Pre-owned homes	873,113	947,457
Model home furniture	314,747	258,869
Inventories	$21,205,417	$21,518,098

Note 4 Short-term Investments

The following is a summary of short-term investments (available for sale):

	May 4, 2024
	(Unaudited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$461,512	$—	$629,442

	November 4, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$359,969	$—	$527,899

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	May 4, 2024
	(Unaudited)
	Level 1	Level 2	Level 3
Equity securities in a public company	$629,442	$—	$—

	November 4, 2023
	Level 1	Level 2	Level 3
Equity securities in a public company	$527,899	$—	$—

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

Note 7 Revenues by Products and Services

The Company operates in one business segment, which is manufactured housing and ancillary services.

Revenues by net sales from manufactured housing homes and insurance agent commissions are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	May 4,	May 6,	May 4,	May 6,
	2024	2023	2024	2023
Manufactured housing
Homes sold through Company owned sales centers	$10,475,686	$15,560,679	$23,108,819	$30,839,888
Homes sold to independent dealers and through manufactured home parks, net	958,396	1,125,730	3,015,977	2,935,665
	11,434,082	16,686,409	26,124,796	33,775,553
Insurance agent commissions	93,896	93,188	171,180	168,797
Total net sales	$11,527,978	$16,779,597	$26,295,976	$33,944,350

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net sales in the second quarter of 2024 were $11,527,978 compared to $16,779,597 in the second quarter of 2023. Total net sales for the first six months of 2024 were $26,295,976 compared to $33,944,350 for the first six months of 2023. Net sales decreased in the first half of 2024 as compared to last year because of the decrease in the number of homes retail sold and manufactured and we are building and selling smaller priced homes due to the higher interest rates on mortgages. There are still delays in the receipt of certain key production materials from suppliers, back orders, price increases and labor shortages. These issues continue to cause delays in the completion of the homes at the Company's manufacturing facility and the set-up process of retail homes in the field and our inability to timely deliver and set up homes to customers has negatively impacted sales and earnings. We expect that these challenges will continue throughout the second half of fiscal year 2024. The Company also continues to experience inflation in some building products resulting in increases to our material and labor costs which may increase the wholesale and retail selling prices of our homes. Additionally, we believe that potential customers have delayed or deferred purchasing decisions when considering the interest rate environment.

The current demand for affordable manufactured housing in Florida and the U.S. is slowing because of the interest rate environment and increased costs associated with mortgages. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2023 through April 2024 declined by approximately 9% from the same period last year.

The following table summarizes certain key sales statistics and percentage of gross profit.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	May 4,	May 6,	May 4,	May 6,
	2024	2023	2024	2023
New homes sold through Company owned sales centers	73	103	153	208
Pre-owned homes sold through Company owned sales centers	0	2	3	4
Homes sold to independent dealers	19	27	63	63
Total new factory built homes produced	107	136	206	253
Average new manufactured home price - retail	$143,503	$149,797	$149,260	$146,987
Average new manufactured home price - wholesale	$68,172	$75,676	$68,120	$75,525
As a percent of net sales:
Gross profit from the Company owned retail sales centers	24%	23%	23%	23%
Gross profit from the manufacturing facilities -including intercompany sales	20%	22%	22%	24%

Maintaining our strong financial position is vital for future growth and success. Our many years of experience in the Florida market, combined with home buyers’ increased need for more affordable housing, should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

On June 5, 2024, the Company celebrated its 57th anniversary in business specializing in the design and production of quality, affordable manufactured homes. With multiple retail sales centers in Florida for over 34 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2024 were $93,896 compared to $93,188 in the second quarter of 2023. Total insurance agent commission revenues for the first six months of 2024 were $171,180 compared to $168,797 for the first six months of 2023. Revenues are generated by new and renewal policies being written which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at May 4, 2024 and November 4, 2023.

Gross profit as a percentage of net sales was 36% in the second quarter of 2024 compared to 35% for the second quarter of 2023 and was 34% for the first six months of 2024 compared to 35% for the first six months of 2023. The gross profit in the second quarter of 2024 was $4,168,394 compared to $5,953,311 in the second quarter of 2023 and was $8,902,740 for the first six months of 2024 compared to $11,824,907 for the first six months of 2023. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. Higher inflation costs of building products and labor cost on each home and the decrease in the number of homes manufactured and sold at our retail sales centers has negatively impacted our gross profit.

Selling, general and administrative expenses as a percent of net sales was 17% in the second quarter of 2024 compared to 13% for the second quarter of 2023 and was 15% for the first six months of 2024 compared to 13% for the first six months of 2023. Selling, general and administrative expenses in the second quarter of 2024 was $1,911,380 compared to $2,215,198 in the second quarter of 2023 and was $3,943,710 for the first six months of 2024 compared to $4,250,675 for the first six months of 2023. Selling, general and administrative expenses as a percent of net sales increased due to the decrease in sales at the manufacturing plant and retail sales centers and the fixed costs associated with many of the expenses.

We earned interest income of $219,861 for the second quarter of 2024 compared to $169,982 for the second quarter of 2023. For the first six months of 2024, interest income was $517,860 compared to $310,015 in the first six months of 2023. The increase in interest income for the three and six months of 2024 is primarily due to the higher interest rates and an increase in the monies invested.

Our earnings from Majestic 21 in the second quarter of 2024 were $20,535 compared to $25,622, for the second quarter of 2023. The earnings for the first six months of 2024 were $42,709 compared to $48,448 for the first six months of 2023. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The Company received a one-time distribution of approximately $1.6 million in first quarter of 2024, representing our 50% of the excess capital in the portfolio. The earnings from the Majestic 21 loan portfolio vary quarter to quarter, but overall, the earnings will decrease due to the amortization, maturity and payoff of the loans.

We received distributions from 21st Mortgage Corporation in the second quarter of 2024 of $99,816 compared to $94,165 in the second quarter of 2023 and $99,816 for the first six months of 2024 compared to $94,165 for the first six months of 2023. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relating to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received. The earnings from the FRSA loan portfolio will vary quarter to quarter, but will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income in the second quarter of 2024 of $2,722,557 as compared to $3,935,397 in the second quarter of 2023. The pre-tax income for the first six months of 2024 was $5,846,086 as compared to $7,924,205 in the first six months of 2023.

The Company recorded an income tax expense in the amount of $696,598 in the second quarter of 2024 as compared to $1,076,548 in second quarter 2023. Income tax expense for the six months of 2024 was $1,481,690 compared to $2,008,389 for the six months of 2023.

We reported net income of $2,025,959 for the second quarter of 2024 or $0.62 per share, compared to $2,858,849 or $0.85 per share, for the second quarter of 2023. For the first six months of 2024 net income was $4,364,396 or $1.34 per share (diluted $1.33) compared to $5,915,816 or $1.76 per share ($1.75 diluted), in the first six months of 2023.

Liquidity and Capital Resources

Cash and cash equivalents were $10,659,825 at May 4, 2024 compared to $13,879,358 at November 4, 2023. Certificates of deposit were $12,239,189 at May 4, 2024 compared to $10,204,287 at November 4, 2023. Short-term investments were $629,442 at May 4, 2024 compared to $527,899 at November 4, 2023. Working capital was $38,671,500 at May 4, 2024 as compared to $37,871,552 at November 4, 2023. A cash dividend was paid from our cash reserves in April 2024 in the amount of $1.50 per share ($4,903,243). The Company received a one-time distribution of approximately $1.6 million in first quarter of 2024, from 21st Mortgage Corporation, representing our 50% of the excess capital in the portfolio. Prestige new home inventory was $18.6 million at May 4, 2024 compared to $19 million at November 4, 2023. Prestige has seventy six (76) ($6.0 million) new homes that are included in inventory and are in the field waiting to be completed and closed. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned homes, and do not incur any third-party floor plan financing expenses.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $4.4 million of cash surrender value of life insurance which can be accessed as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of May 4, 2024, the Company continued to report a strong balance sheet which included total assets of approximately $62 million which was funded primarily by stockholders’ equity of approximately $52 million.

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

Forward-Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the amounts and expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the potential adverse impact on our business caused by competitive pricing pressures at both the wholesale and retail levels, inflation, increasing material costs (including forest based products) or availability of materials due to supply chain interruptions (such as current inflation with forest products and supply issues with insulation, shingles, vinyl siding and PVC piping), changes in market demand, increase in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist attacks, or other events such as a pandemic, any armed conflict involving the United States and the impact of inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 4, 2024.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1, 3 and 4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2023, the Company’s Board of Directors authorized the Company to repurchase up to 200,000 shares of the Company’s common stock during fiscal year 2024 on the open market. The Company did not purchase any shares of its common stock during the second quarter ended May 4, 2024.

Item 5. Other Information

During the three months ended May 4, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

NOBILITY HOMES, INC.

DATE: July 3, 2024	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: July 3, 2024	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: July 3, 2024	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer