Form 10-Q
period 2024-08-03
NOBILITY HOMES INC
filed 2024-09-16
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on September 13, 2024
Common Stock	3,268,829

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	August 3,	November 4,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,052,050	$13,879,358
Certificates of deposit	12,888,834	10,204,287
Short-term investments at fair value	618,228	527,899
Accounts receivable - trade	2,053,550	2,864,808
Mortgage notes receivable	3,533	4,391
Inventories	20,387,489	21,518,098
Prepaid expenses and other current assets	1,646,061	1,733,179
Total current assets	50,649,745	50,732,020
Property, plant and equipment, net	8,321,580	8,268,976
Mortgage notes receivable, less current portion	143,313	142,761
Other investments	419,933	1,953,199
Property held for resale	65,470	26,590
Deferred income taxes	113,511	90,274
Cash surrender value of life insurance	4,463,734	4,331,659
Other assets	156,287	156,287
Total assets	$64,333,573	$65,701,766
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$838,561	$819,143
Accrued compensation	972,913	992,622
Accrued expenses and other current liabilities	1,234,530	1,809,335
Income taxes payable	848,089	661,261
Customer deposits	5,948,020	8,703,107
Total current liabilities	9,842,113	12,985,468
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,268,829 and 3,269,075 shares outstanding, respectively	536,491	536,491
Additional paid in capital	11,097,178	10,964,985
Retained earnings	72,616,229	70,969,764
Less treasury stock at cost, 2,096,078 and 2,095,832 shares, respectively	(29,758,438)	(29,754,942)
Total stockholders’ equity	54,491,460	52,716,298
Total liabilities and stockholders’ equity	$64,333,573	$65,701,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 3,	August 5,	August 3,	August 5,
	2024	2023	2024	2023
Net sales	$13,803,340	$14,654,789	$40,099,316	$48,599,139
Cost of sales	(9,196,740)	(9,540,399)	(26,589,976)	(31,659,842)
Gross profit	4,606,600	5,114,390	13,509,340	16,939,297
Selling, general and administrative expenses	(2,032,973)	(1,987,782)	(5,976,683)	(6,238,457)
Operating income	2,573,627	3,126,608	7,532,657	10,700,840
Other income (expense):
Interest income	318,253	203,972	836,113	513,987
Undistributed earnings in joint venture - Majestic 21	24,914	27,828	67,623	76,276
Proceeds received under escrow arrangement	47,339	115,641	147,155	209,806
(Decrease) increase in fair value of equity investment	(11,214)	81,078	90,329	(47,939)
Gain on disposal of property, plant and equipment	3,000	—	3,000	—
Miscellaneous	(28,706)	16,404	96,422	42,766
Total other income	353,586	444,923	1,240,642	794,896
Income before provision for income taxes	2,927,213	3,571,531	8,773,299	11,495,736
Income tax expense	(741,901)	(905,203)	(2,223,591)	(2,913,592)
Net income	$2,185,312	$2,666,328	$6,549,708	$8,582,144
Weighted average number of shares outstanding:
Basic	3,268,829	3,323,874	3,268,829	3,354,981
Diluted	3,277,856	3,328,875	3,278,742	3,357,424
Net income per share:
Basic	$0.67	$0.80	$2.00	$2.56
Diluted	$0.67	$0.80	$2.00	$2.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended August 3, 2024 and August 5, 2023

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 4, 2023	3,269,075	$536,491	$10,964,985	$70,969,764	$(29,754,942)	$52,716,298
Stock-based compensation	(246)	—	36,716	—	(3,496)	33,220
Net income	—	—	—	2,338,437	—	2,338,437
Balance at February 3, 2024	3,268,829	536,491	11,001,701	73,308,201	(29,758,438)	55,087,955
Cash dividend $1.50 per
common share	—	—	—	(4,903,243)	—	(4,903,243)
Stock-based compensation	—	—	48,959	—	—	48,959
Net income	—	—	—	2,025,959	—	2,025,959
Balance at May 4, 2024	3,268,829	536,491	11,050,660	70,430,917	(29,758,438)	52,259,630
Stock-based compensation	—	—	46,518	—	—	46,518
Net income	—	—	—	2,185,312	—	2,185,312
Balance at August 3, 2024	3,268,829	$536,491	$11,097,178	$72,616,229	$(29,758,438)	$54,491,460

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 5, 2022	3,370,912	$536,491	$10,849,687	$63,441,812	$(26,904,457)	$47,923,533
Stock-based compensation	—	—	34,989	—	—	34,989
Net income	—	—	—	3,056,967	—	3,056,967
Balance at February 4, 2023	3,370,912	536,491	10,884,676	66,498,779	(26,904,457)	51,015,489
Cash dividend $ 1.00 per
common share	—	—	—	(3,370,912)	—	(3,370,912)
Purchase of treasury stock	(2,083)	—	—	—	(56,241)	(56,241)
Stock-based compensation	—	—	21,637	—	—	21,637
Net income	—	—	—	2,858,849	—	2,858,849
Balance at May 6, 2023	3,368,829	536,491	10,906,313	65,986,716	(26,960,698)	50,468,822
Purchase of treasury stock	(100,000)	—	—	—	(2,797,740)	(2,797,740)
Stock-based compensation	246	—	32,653	—	3,496	36,149
Net income	—	—	—	2,666,328	—	2,666,328
Balance at August 5, 2023	3,269,075	536,491	10,938,966	68,653,044	(29,754,942)	50,373,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 3,	August 5,
	2024	2023
Cash flows from operating activities:
Net income	$6,549,708	$8,582,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117,765	117,837
Deferred income taxes	(23,237)	5,619
Undistributed earnings in joint venture - Majestic 21	(67,623)	(76,276)
Return on investment in joint venture-Majestic 21	1,600,889	—
Gain on disposal of property, plant and equipment	(3,000)	—
(Increase) decrease in fair market value of equity investments	(90,329)	47,939
Stock-based compensation	128,697	92,775
Decrease (increase) in:
Accounts receivable - trade	811,258	(1,307,655)
Inventories	1,130,609	714,144
Prepaid expenses and other current assets	87,118	352,096
Interest receivable	(420,777)	(168,333)
Income tax receivable	—	(157,827)
(Decrease) increase in:
Accounts payable	19,418	25,360
Accrued compensation	(19,709)	(150,311)
Accrued expenses and other current liabilities	(574,805)	(332,267)
Income taxes payable	186,828	(229,200)
Customer deposits	(2,755,087)	(1,067,379)
Net cash provided by operating activities	6,677,723	6,448,666
Cash flows from investing activities:
Purchase of property, plant and equipment	(170,369)	(510,009)
Purchase of certificates of deposit	(7,804,000)	(5,782,000)
Purchase of property held for resale	(38,880)	(26,590)
Proceeds from certificates of deposit	5,286,000	2,430,000
Proceeds from disposal of property, plant and equipment	3,000	—
Collections on interest receivable	254,230	76,308
Collections on mortgage notes receivable	306	325
Collections on equipment and other notes receivable	—	40,504
Increase in cash surrender value of life insurance	(132,075)	(132,075)
Net cash used in investing activities	(2,601,788)	(3,903,537)
Cash flows from financing activities:
Payment of cash dividend	(4,903,243)	(3,370,912)
Purchase of treasury stock	—	(2,853,981)
Net cash used in financing activities	(4,903,243)	(6,224,893)
Decrease in cash and cash equivalents	(827,308)	(3,679,764)
Cash and cash equivalents at beginning of period	13,879,358	16,653,449
Cash and cash equivalents at end of period	$13,052,050	$12,973,685
Supplemental disclosure of cash flows information:
Income taxes paid	$2,060,000	$3,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended August 3, 2024 and August 5, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the nine months ended August 3, 2024, are not necessarily indicative of the results of the full fiscal year.

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory at August 3, 2024 and November 4, 2023 is as follows:

	August 3,	November 4,
	2024	2023
	(Unaudited)
Raw materials	$1,244,627	$1,203,672
Work-in-process	166,987	146,969
Finished homes - Nobility	10,962,546	10,144,045
Finished homes - Other	6,776,914	8,817,086
Pre-owned homes	919,554	947,457
Model home furniture	316,861	258,869
Inventories	$20,387,489	$21,518,098

Note 4 Short-term Investments

The following is a summary of short-term investments (available for sale):

	August 3, 2024
	(Unaudited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$450,298	$—	$618,228

	November 4, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$359,969	$—	$527,899

The fair values were estimated based on quoted market prices in active markets at each respective period end.

Note 5 Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable, customer deposits and accrued expenses approximate fair value because of the short maturity of those instruments.

The Company accounts for the fair value of financial instruments in accordance with FASB Accounting Standards Codification (ASC) No. 820 “Fair Value Measurements” (ASC 820).

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value.

	August 3, 2024
	(Unaudited)
	Level 1	Level 2	Level 3
Equity securities in a public company	$618,228	$—	$—

	November 4, 2023
	Level 1	Level 2	Level 3
Equity securities in a public company	$527,899	$—	$—

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

Note 7 Revenues by Products and Services

The Company operates in one business segment, which is manufactured housing and ancillary services.

Revenues by net sales from manufactured housing homes and insurance agent commissions are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	August 3,	August 5,	August 3,	August 5,
	2024	2023	2024	2023
Manufactured housing
Homes sold through Company owned sales centers	$11,566,672	$12,435,604	$34,675,491	$43,275,492
Homes sold to independent dealers and through manufactured home parks, net	2,147,965	2,132,930	5,163,942	5,068,595
	13,714,637	14,568,534	39,839,433	48,344,087
Insurance agent commissions	88,703	86,255	259,883	255,052
Total net sales	$13,803,340	$14,654,789	$40,099,316	$48,599,139

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net sales in the third quarter of 2024 were $13,803,340 compared to $14,654,789 in the third quarter of 2023. Total net sales for the first nine months of 2024 were $40,099,316 compared to $48,599,139 for the first nine months of 2023. Net sales decreased in the first nine months of 2024 as compared to last year because of the decrease in the number of retail homes sold and manufactured. In addition, we are building and selling lower-priced homes due to the higher interest rates on mortgages that we believe are negatively impacting sales as compared to the prior years. There also remain delays in the receipt of certain key production materials from suppliers, back orders, price increases and labor shortages which continue to cause delays in the completion of the homes at our manufacturing facility and the set-up process of retail homes in the field. Our inability to timely deliver and set up homes to customers has negatively impacted sales and earnings. We expect these challenges will continue throughout fiscal year 2024 and potentially into 2025. The Company also continues to experience inflation in some building products resulting in increases to our material and labor costs which may increase the wholesale and retail selling prices of our homes. We believe that potential customers have delayed or deferred purchasing decisions when considering the interest rate environment.

The current demand for affordable manufactured housing in Florida and the U.S. has slowed due to the interest rate environment and increased costs associated with mortgages. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2023 through July 2024 declined by approximately 3% from the same period last year.

The following table summarizes certain key sales statistics and percentage of gross profit.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	August 3,	August 5,	August 3,	August 5,
	2024	2023	2024	2023
New homes sold through Company owned sales centers	79	84	232	292
Pre-owned homes sold through Company owned sales centers	2	1	5	5
Homes sold to independent dealers	36	46	99	109
Total new factory built homes produced	95	108	301	361
Average new manufactured home price - retail	$145,496	$147,426	$147,979	$147,094
Average new manufactured home price - wholesale	$65,675	$71,514	$67,348	$74,325
As a percent of net sales:
Gross profit from the Company owned retail sales centers	25%	24%	24%	23%
Gross profit from the manufacturing facilities -including intercompany sales	25%	26%	23%	24%

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

Insurance agent commission revenues in the third quarter of 2024 were $88,703 compared to $86,255 in the third quarter of 2023. Total insurance agent commission revenues for the first nine months of 2024 were $259,883 compared to $255,052 for the first nine months of 2023. Revenues are generated by new and renewal policies being written which affects agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at August 3, 2024 and November 4, 2023.

Gross profit as a percentage of net sales was 33% in the third quarter of 2024 compared to 35% for the third quarter of 2023 and was 34% for the first nine months of 2024 compared to 35% for the first nine months of 2023. The gross profit in the third quarter of 2024 was $4,606,600 compared to $5,114,390 in the third quarter of 2023 and was $13,509,340 for the first nine months of 2024 compared to $16,939,297 for the first nine months of 2023. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. Higher inflation costs of building products and labor cost on each home, manufacturing lower-costs homes and the decrease in the number of homes manufactured and sold at our retail sales centers has negatively impacted our gross profit.

Selling, general and administrative expenses as a percent of net sales was 15% in the third quarter of 2024 compared to 14% for the third quarter of 2023 and was 15% for the first nine months of 2024 compared to 13% for the first nine months of 2023. Selling, general and administrative expenses in the third quarter of 2024 was $2,032,973 compared to $1,987,782 in the third quarter of 2023 and was $5,976,683 for the first nine months of 2024 compared to $6,238,457 for the first nine months of 2023. Selling, general and administrative expenses as a percent of net sales increased due to additional costs incurred from the resignation of the Company's auditors, the decrease in sales at the manufacturing plant and retail sales centers and the fixed costs associated with many of the expenses.

We earned interest income of $318,253 for the third quarter of 2024 compared to $203,972 for the third quarter of 2023. For the first nine months of 2024, interest income was $836,113 compared to $513,987 in the first nine months of 2023. The increase in interest income for the three and nine months of 2024 is primarily due to an increase in the monies invested.

Our earnings from Majestic 21 in the third quarter of 2024 were $24,914 compared to $27,828, for the third quarter of 2023. The earnings for the first nine months of 2024 were $67,623 compared to $76,276 for the first nine months of 2023. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The Company received a one-time distribution of approximately $1.6 million in first quarter of 2024, representing our 50% of the excess capital in the portfolio. The earnings from the Majestic 21 loan portfolio vary quarter to quarter, but overall, the earnings will decrease due to the amortization, maturity and payoff of the loans.

We received distributions from 21st Mortgage Corporation in the third quarter of 2024 of $47,339 compared to $115,641 in the third quarter of 2023 and $147,155 for the first nine months of 2024 compared to $209,806 for the first nine months of 2023. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relating to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received. The earnings from the FRSA loan portfolio will vary quarter to quarter, but will continue to decrease due to the amortization, maturity and payoff of the loans.

The Company realized pre-tax income in the third quarter of 2024 of $2,927,213 as compared to $3,571,531 in the third quarter of 2023. The pre-tax income for the first nine months of 2024 was $8,773,299 as compared to $11,495,736 in the first nine months of 2023.

The Company recorded an income tax expense in the amount of $741,901 in the third quarter of 2024 as compared to $905,203 in the third quarter of 2023. Income tax expense for the nine months of 2024 was $2,223,591 compared to $2,913,592 for the nine months of 2023.

We reported net income of $2,185,312 for the third quarter of 2024 or $0.67 per share, compared to $2,666,328 or $0.80 per share, for the third quarter of 2023. For the first nine months of 2024 net income was $6,549,708 or $2.00 per share compared to $8,582,144 or $2.56 per share in the first nine months of 2023.

Liquidity and Capital Resources

Cash and cash equivalents were $13,052,050 at August 3, 2024 compared to $13,879,358 at November 4, 2023. Certificates of deposit were $12,888,834 at August 3, 2024 compared to $10,204,287 at November 4, 2023. Short-term investments were $618,228 at August 3, 2024 compared to $527,899 at November 4, 2023. Working capital was $40,807,632 at August 3, 2024 as compared to $37,871,552 at November 4, 2023. A cash dividend was paid from our cash reserves in April 2024 in the amount of $1.50 per share ($4,903,243). The Company received a one-time distribution of approximately $1.6 million in first quarter of 2024, from 21st Mortgage Corporation, representing our 50% of the excess capital in the portfolio. Prestige new home inventory was $17.7 million at August 3, 2024 compared to $19 million at November 4, 2023. Prestige has sixty nine (69) ($5.6 million) new homes that are included in inventory and are in the field waiting to be completed and closed. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned homes, and do not incur any third-party floor plan financing expenses.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary to its operations. The Company also has approximately $4.5 million of cash surrender value of life insurance which can be accessed as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of August 3, 2024, the Company continued to report a strong balance sheet which included total assets of approximately $64.3 million which was funded primarily by stockholders’ equity of approximately $54.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of August 3, 2024.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1, 3 and 4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2023, the Company’s Board of Directors authorized the Company to repurchase up to 200,000 shares of the Company’s common stock during fiscal year 2024 on the open market. The Company did not purchase any shares of its common stock during the third quarter ended August 3, 2024.

Item 5. Other Information

During the three months ended August 3, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

NOBILITY HOMES, INC.

DATE: September 16, 2024	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: September 16, 2024	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: September 16, 2024	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer