Form 10-K
period 2024-11-02
NOBILITY HOMES INC
filed 2025-01-30
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant (646,134) shares), based on the closing price of $32.00 on the over-the-counter market on May 4, 2024 (the last business day of the second quarter of fiscal 2024), was approximately $20.7 million. The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding on January 30, 2025
Common Stock	3,268,829

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held March 14, 2025	Part III, Items 10-14

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

Nobility’s homes are sold primarily as unfurnished dwellings ready for permanent occupancy. Interiors are designed and color coordinated in a range of decors. Depending on the size of the unit and quality of appliances and other appointments, retail prices for Nobility’s homes typically range from approximately $90,000 to $250,000. Most of the prices of Nobility’s homes are considered by it to be within the low to medium price range of the industry.

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

Nobility generally does not manufacture its homes to be held by it as inventory (except for model home inventory of its wholly owned retail network subsidiary, Prestige Home Centers, Inc. ("Prestige")), but, rather, manufactures its homes after receipt of orders. Although Nobility attempts to maintain a consistent level of production of homes throughout the fiscal year, seasonal fluctuations do occur, with sales of homes generally lower during the first fiscal quarter due to the holiday season.

The sales area for a manufactured home manufacturer is limited by substantial delivery costs of the finished product. Nobility’s homes are delivered by outside trucking companies. Nobility estimates that it can compete effectively within a range of approximately 350 miles from its manufacturing plant in Ocala, Florida. Substantially all of Nobility’s sales are made in Florida.

Retail Sales

Prestige, our wholly owned subsidiary, operates ten retail sales centers in north and central Florida. Sales by Prestige accounted for 88% of Nobility’s sales during fiscal years 2024 and 2023, respectively.

Each of Prestige’s retail sales centers are located within 350 miles of Nobility’s Ocala manufacturing facility. Prestige owns the real estate at eight of its retail sales centers and leases the remaining two retail sales centers from unaffiliated parties.

The primary customers of Prestige are home buyers who generally purchase manufactured homes to place on their own home sites. Prestige operates its retail sales centers with a model home concept. Each of the homes displayed at its retail sales centers is furnished and decorated as a model home. Although the model homes may be purchased from Prestige’s model home inventory, generally, customers order homes which are shipped directly from the factory to their home site. Prestige sales generally are to purchasers living within a radius of approximately 100 miles from the selling retail lot. The Company’s internet-based marketing program generates numerous leads which are directed to the Prestige retail sales centers to assist a potential buyer in purchasing a home.

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

Insurance and Financial Services

Mountain Financial, Inc., a wholly owned subsidiary of Prestige, is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third-party insurance companies other than agency agreements with various insurance carriers. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2024 and 2023.

Wholesale Sales to Manufactured Home Communities

Nobility also sells its homes on a wholesale basis through two full-time salespersons to approximately 30 manufactured home communities and independent dealers. Nobility continues to seek new opportunities in the areas in which it operates, as there is ongoing turnover in the manufactured home communities as they achieve full occupancy levels. As is common in the industry, most of Nobility’s independent dealers sell homes produced by several manufacturers.

Nobility does not generally offer consigned inventory programs or other credit terms to its independent dealers and ordinarily receives payment for its homes within 15 to 30 days of delivery. However, Nobility may offer extended terms to manufactured home community dealers who do a high volume of business with Nobility. In order to stimulate sales, Nobility sells homes for display to related party manufactured home communities on extended terms and recognizes revenue when the homes are sold to the end users. The high visibility of Nobility’s homes in such communities generates additional sales of its homes through such dealers.

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

Competition

The manufactured home industry is highly competitive. The initial investment required for entry into the business of manufacturing homes is not unduly large. State bonding requirements for entry into the business vary from state to state. The bond requirement for Florida is $50,000. Nobility competes directly with other manufacturers, some of whom are both considerably larger and possess greater financial resources than Nobility. Nobility estimates that of the 18 manufacturers selling in the state, approximately 9 manufacture homes of the same type as Nobility and compete in the same market area. Nobility believes that it is generally competitive with most of those manufacturers in terms of price, service, warranties and product performance.

Employees

As of January 6, 2025, the Company had 144 full-time employees, including 35 employed by Prestige. 88 employees are factory personnel compared to 85 in such positions a year ago and 62 are in management, administrative, supervisory, sales and clerical positions compared to 57 a year ago. In addition, Nobility employs part-time employees when necessary.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company's senior management is actively involved in oversight of the Company’s risks and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). In general, the Company seeks to address cybersecurity risks through an approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

The Company’s cybersecurity program is focused on the following key areas:

Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including two factors: authentication, firewalls, anti-malware functionality, email threat protection and access controls, which are evaluated and improved through vulnerability assessments.

Third-Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact on our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness: The Company provides training, support and alerts for personnel regarding cybersecurity threats to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

Governance

Senior management, in coordination with the Company’s third-party service providers specializing in information technology, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. Through ongoing communications with third party service providers, Senior Management monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents.

Cybersecurity incidents have not materially affected the Company's results of operations or financial condition, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.

Item 2. Properties

As of January 30, 2025, Nobility owned one manufacturing plant as follows:

Location	Approximate Size
3741 SW 7th Street Ocala, Florida	72,000 sq. ft.

Nobility’s Ocala facility is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility’s corporate offices. The plant, which is of metal construction, is in good condition and requires little maintenance. The Company in 2024 completed an 11,900 square foot frame shop constructed of concrete block and metal to manufacture steel frames for our homes, on our current manufacturing plant property in Ocala, Florida.

Prestige owns the real estate on which it’s Ocala South, Ocala North, Auburndale, Inverness, Tavares, Panama City, Yulee and Punta Gorda, Florida retail sales centers are located. Prestige leases the property for its other two retail sales centers located in Chiefland and Hudson, Florida.

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

Holders

At January 30, 2025 the approximate number of holders on record of common stock was 84 (not including individual participants in security position listings).

Dividends

The Board of Directors declared a one-time cash dividend of $1.50 per common share for fiscal year 2023 paid to stockholders of record as of March 25, 2024, and a one-time cash dividend of $1.00 per common share for fiscal year 2022 paid to stockholders of record as of March 20, 2023. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

The Company did not repurchase any shares of its common stock during the fourth quarter ended November 2, 2024.

In December 2023, the Company’s Board of Directors authorized the Company to repurchase up to 200,000 shares of the Company’s common stock during fiscal year 2024 on the open market. There was no shares of its common stock purchased in fiscal year 2024.

The Company’s Board of Directors authorized the Company to repurchase up to 200,000 shares of the Company’s common stock during fiscal year 2023 on the open market. During the twelve months ended November 4, 2023, the Company repurchased an aggregate of 102,083 shares of common stock including 100,000 shares of common stock from its President. See note 4 "Related Party Transactions" to the Company’s financial statements included herein.

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

Nobility has a product line of approximately 100 active models. Although market demand can fluctuate on a fairly short-term basis, the manufacturing process is such that Nobility can alter its product mix relatively quickly in response to changes in the market. During fiscal years 2024 and 2023, Nobility continued to experience consumer demand for affordable manufactured homes in Florida. Our three-, four- and five-bedroom manufactured homes are favored by families, compared with the one, two and three-bedroom homes that typically appeal to the retirement buyers who reside in the manufactured housing communities.

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

Prestige’s wholly owned subsidiary, Mountain Financial, Inc., is an independent insurance agent and licensed loan originator. Mountain Financial provides automobile insurance, extended warranty coverage and property and casualty insurance to Prestige customers in connection with their purchase and financing of manufactured homes as well as to other non-Prestige customers.

The interest rate environment’s future impact on the overall housing market and other factors impacting the Company, such as production work force and supply of certain building products are difficult to forecast for fiscal year 2025. These factors have had a negative impact on customer traffic (and corresponding sales) within our sales centers, operations of the manufacturing facility and our business partners throughout fiscal years 2024 and 2023.

In fiscal year 2024, Prestige purchased from other manufacturers 18 new homes for an aggregate of ($1,859,175) for custom ordered presold homes and in fiscal year 2023 purchased 44 new homes from other manufacturers for an aggregate of ($4,432,483) to help eliminate the backlog from Nobility. Prestige has 73 new homes purchase for an aggregate of ($5,969,523) from Nobility and outside manufacturers, that are included in inventory and are in the field, waiting to be completed and closed as of November 2, 2024.

Nobility believes that being located in Florida offers a number of advantages such as an increasing population, a low-tax and business friendly state government. However, Nobility is also aware of climate-related risks such as hurricanes, tornados, sea-level rise, flooding and wildfires which are prone to occur in Florida. To date, management does not believe these climate-related risks have adversely impacted the Company. However, if such climate-related events impacted the Company’s manufacturing or sales facilities or deter future population growth in Florida, the Company would be adversely impacted.

The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 2, 2024 (fiscal year 2024) consisted of a fifty-two-week period and the year ended November 4, 2023 (fiscal year 2023) consisted of a fifty-two-week period.

Results of Operations

Total net sales in fiscal year 2024 were $51,933,622 compared to $63,318,392 in fiscal year 2023. The Company reported net income of $8,611,262 in fiscal year 2024, compared to a net income of $10,898,864 in fiscal year 2023. Net sales decreased in fiscal year 2024 as compared to the prior year because of the decrease in the number of retail homes sold and manufactured. In addition, we are building and selling lower-priced homes due to the higher interest rates on mortgages that we believe are negatively impacting sales as compared to the prior years. There also remain delays in the receipt of certain key production materials from suppliers, back orders, price increases and labor shortages which continue to cause delays in the completion of the homes at our manufacturing facility and the set-up process of retail homes in the field. Our inability to timely deliver and set up homes to customers has negatively impacted sales and earnings. We expect these challenges will continue into fiscal year 2025. The Company also continues to experience inflation in several building products resulting in increases in our material and labor costs which may increase the wholesale and retail selling prices of our homes. We believe that potential customers have delayed or deferred purchasing decisions when considering the interest rate environment.

The current demand for affordable manufactured housing in Florida and the U.S. is slowing, which we believe is because of the increased interest rate environment. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2023 through October 2024 declined by approximately 3% from the same period last year.

The following table summarizes certain key sales statistics and percent of gross profit for the years ended November 2, 2024 and November 4, 2023.

	November 2,	November 4,
	2024	2023
New homes sold through Company owned sales centers	295	367
Pre-owned homes sold through Company owned sales centers	5	6
Homes sold to independent dealers	129	169
Total new factory built homes produced	404	470
Average new manufactured home price - retail	$150,219	$147,583
Average new manufactured home price - wholesale	$68,551	$72,612
As a percent of net sales:
Gross profit from the Company owned retail sales centers	23%	23%
Gross profit from the manufacturing facilities - including intercompany sales	23%	24%

Maintaining our strong financial position is vital for future growth and success. Our many years of experience in the Florida market, combined with home buyers’ increased need for more affordable housing, should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

On June 5, 2024, we celebrated our 57th anniversary in business specializing in the design and production of quality, affordable manufactured and modular homes. With multiple retail sales centers in Florida for over 34 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commissions in fiscal year 2024 were $342,254 compared to $340,565 in fiscal year 2023. Revenues are generated by new and renewal policies being written which affects agent commission earned. We have established appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 2, 2024 and November 4, 2023.

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

Gross profit as a percentage of net sales was 34% in fiscal year 2024 and in fiscal year 2023. Our gross profit was $17,424,077 for fiscal year 2024 compared to $21,487,885 for fiscal year 2023. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The gross profit as a percentage of net sales remained consistent due to increases in our selling prices to offset the higher inflation costs of building products and labor cost on each home and the increase in the average gross profit at our retail sales centers.

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

Selling, general and administrative expenses as a percentage of net sales was 15% in fiscal year 2024 compared to 13% in fiscal year 2023. Selling, general and administrative expenses were $7,842,626 for fiscal year 2024 compared to $8,087,534 for fiscal year 2023. Selling, general and administrative expenses as a percent of net sales increased due to additional costs incurred with respect to the Company's audit, the decrease in sales at the manufacturing plant and retail sales centers and the fixed costs associated with many of the expenses.

The Company earned interest in the amount of $1,126,951 in fiscal year 2024 compared to $803,622 in fiscal year 2023. Interest income is dependent on our cash balance and available rates of return. The increase during 2024 is primarily due to the increase in the monies invested.

The Company earned $96,323 from its joint venture, Majestic 21, in fiscal year 2024 compared to $104,306 in fiscal year 2023. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio could vary year to year, but overall, the earnings will continue to decrease due to the amortization, maturity and payoff of the loans.

We received $147,155 in fiscal year 2024 and $239,736 in fiscal year 2023 under an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company as received, which has been the Company’s past practice due to the uncertainty of the receipts. The earnings overall from the FRSA loan portfolio will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income of $11,471,949 in fiscal year 2024 compared to a pre-tax income of $14,579,429 in fiscal year 2023.

The Company recorded an income tax expense of $2,860,687 in fiscal year 2024 compared to $3,680,565 in fiscal year 2023.

Net income in fiscal year 2024 was $8,611,262 or $2.63 per basic and diluted share and net income in fiscal year 2023 was $10,898,864 or $3.27 per basic and diluted share.

Liquidity and Capital Resources

Cash and cash equivalents were $13,521,296 at November 2, 2024 compared to $13,879,358 at November 4, 2023. Certificates of deposit were $13,021,839 at November 2, 2024 compared to $10,204,287 at November 4, 2023. Short-term investments were $680,017 at November 2, 2024 compared to $527,899 at November 4, 2023. Working capital was $42,927,149 at November 2, 2024 compared to $37,746,552 at November 4, 2023. In the first quarter of fiscal 2024, the Company received a distribution of $1.6 million from 21st Mortgage Corporation, representing our share of excess capital in the portfolio. A cash dividend was paid from our cash reserves in April 2024 in the amount of $1.50 per share ($4,903,243) and in April 2023 in the amount of $1.00 per share ($3,370,912). During fiscal 2023, the Company repurchased an aggregate 102,083 shares of its common stock for ($2,853,981). In fiscal year 2024, Prestige purchased from other manufacturers 18 new homes for an aggregate of ($1,859,175) for custom ordered presold homes and in fiscal year 2023 purchased 44 new homes from other manufacturers for an aggregate of ($4,432,483) to help eliminate the backlog from Nobility. Prestige has 73 new homes purchase for an aggregate of ($5,969,523) from Nobility and outside manufacturers, that are included in inventory and are in the field, waiting to be completed and closed as of the year end 2024. Prestige new home inventory was $18,475,932 at November 2, 2024 compared to $18,961,131 at November 4, 2023. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third-party floor plan financing expenses. The Company built a 11,900 square foot building at our manufacturing facility with equipment to manufacture steel frames for our homes, which was completed in fiscal 2024 for an approximate cost of $1,752,600 for the building and equipment.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary for its operations. The Company also has approximately $4.5 million of cash surrender value of life insurance which it would be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of November 2,

2024, the Company continued to report a strong balance sheet which included total assets of approximately $66.6 million which was funded primarily by stockholders’ equity of approximately $56.6 million.

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

See Note 4 “Related Party Transactions” to the Company’s financial statement included herein

The Company recognizes revenue from its wholly owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the commission receipt date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations on November 2, 2024 or November 4, 2023.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 2, 2024, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21).

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

To the Board of Directors and Stockholders of

Nobility Homes, Inc.

Ocala, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nobility Homes, Inc. (the Company) as of November 2, 2024 and November 4, 2023, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended November 2, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 2, 2024 and November 4, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended November 2, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hancock Askew & co., LLP

Jacksonville, Florida

January 30, 2025

PCAOBID # 794

We have served as the Company’s auditor since 2024

Nobility Homes, Inc.

Consolidated Balance Sheets

November 2, 2024 and November 4, 2023

	November 2,	November 4,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$13,521,296	$13,879,358
Certificates of deposit	13,021,839	10,204,287
Short-term investments	680,017	527,899
Accounts receivable - trade	2,935,517	2,864,808
Mortgage notes receivable	4,505	4,391
Inventories	21,039,344	21,518,098
Prepaid expenses and other current assets	1,727,034	1,733,179
Total current assets	52,929,552	50,732,020

Property, plant and equipment, net	8,280,695	8,268,976
Mortgage notes receivable, less current portion	141,728	142,761
Other investments	463,633	1,953,199
Property held for resale	26,590	26,590
Deferred income taxes	60,628	90,274
Cash surrender value of life insurance	4,539,813	4,331,659
Other assets	156,287	156,287
Total assets	$66,598,926	$65,701,766

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$753,317	$819,143
Accrued compensation	800,013	992,622
Accrued expenses and other current liabilities	1,826,042	1,809,335
Income taxes payable	692,303	661,261
Customer deposits	5,930,728	8,703,107
Total current liabilities	10,002,403	12,985,468

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	–	–
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,268,829 and 3,269,075 shares outstanding, respectively	536,491	536,491
Additional paid in capital	11,140,687	10,964,985
Retained earnings	74,677,783	70,969,764
Less treasury stock at cost, 2,096,078 and 2,095,832 shares, respectively	(29,758,438)	(29,754,942)
Total stockholders' equity	56,596,523	52,716,298
Total liabilities and stockholders' equity	$66,598,926	$65,701,766

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Income

For the years ended November 2, 2024 and November 4, 2023

	November 2,	November 4,
	2024	2023
Net sales	$51,933,622	$63,318,392

Cost of sales	(34,509,545)	(41,830,507)

Gross profit	17,424,077	21,487,885

Selling, general and administrative expenses	(7,842,626)	(8,087,534)

Operating income	9,581,451	13,400,351

Other income (expense):
Interest income	1,126,951	803,622
Undistributed earnings in joint venture - Majestic 21	96,323	104,306
Proceeds received under escrow arrangement	147,155	239,736
Increase (decrease) in fair value of equity investment	152,118	(61,172)
Gain on disposal of property	146,000	—
Miscellaneous	221,951	92,586
Total other income	1,890,498	1,179,078

Income before provision for income taxes	11,471,949	14,579,429

Income tax expense	(2,860,687)	(3,680,565)

Net income	$8,611,262	$10,898,864

Weighted average number of shares outstanding:
Basic	3,268,829	3,333,504
Diluted	3,279,479	3,337,649

Net income per share:	$2.63	$3.27
Basic	$2.63	$3.27
Diluted

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended November 2, 2024 and November 4, 2023

	Common	Common	Additional	Retained	Treasury
	Stock Shares	Stock	Paid-in-Capital	Earnings	Stock	Total
Balance at November 4, 2023	3,269,075	$536,491	$10,964,985	$70,969,764	$(29,754,942)	$52,716,298
Cash dividend $1.50 per common share	—	—	—	(4,903,243)	—	(4,903,243)
Purchase of treasury stock	—	—	—	—	—	—
Stock-based compensation	(246)	—	175,702	—	(3,496)	172,206
Net income	-	-	-	8,611,262	-	8,611,262
Balance at November 2, 2024	3,268,829	$536,491	$11,140,687	$74,677,783	$(29,758,438)	$56,596,523

	Common	Common	Additional	Retained	Treasury
	Stock Shares	Stock	Paid-in-Capital	Earnings	Stock	Total
Balance at November 6, 2022	3,370,912	$536,491	$10,849,687	$63,441,812	$(26,904,457)	$47,923,533
Cash dividend $1.00 per common share	—	—	—	(3,370,912)	—	(3,370,912)
Purchase of treasury stock	(102,083)	—	—	—	(2,853,981)	(2,853,981)
Stock-based compensation	246	—	115,298	—	3,496	118,794
Net income	-	-	-	10,898,864	-	10,898,864
Balance at November 4, 2023	3,269,075	$536,491	$10,964,985	$70,969,764	$(29,754,942)	$52,716,298

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended November 2, 2024 and November 4, 2023

	November 2,	November 4,
	2024	2023
Cash flows from operating activities:
Net income	$8,611,262	$10,898,864
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	170,413	153,512
Deferred income taxes	29,646	(46,496)
Undistributed earnings in joint venture - Majestic 21	(96,323)	(104,306)
Return on investment in joint venture-Majestic 21	1,600,889	—
Gain on disposal of property	(146,000)	—
(Increase) Decrease in fair market value of equity investments	(152,118)	61,172
Stock-based compensation	172,206	118,794
Decrease (increase) in:
Accounts receivable - trade	(70,709)	(1,576,163)
Inventories	478,754	1,939,395
Prepaid expenses and other current assets	6,145	439,496
Interest receivable	(573,146)	(309,134)
(Decrease) increase in:
Accounts payable	(65,826)	(300,045)
Accrued compensation	(192,609)	(139,801)
Accrued expenses and other current liabilities	16,707	66,639
Income taxes payable	31,042	432,061
Customer deposits	(2,772,379)	(1,510,971)
Net cash provided by operating activities	7,047,954	10,123,017
Cash flows from investing activities:
Purchase of property, plant and equipment	(182,132)	(506,793)
Purchase certificates of deposit	(14,304,000)	(11,026,000)
Purchase of property held for resale	—	(26,590)
Purchase of LMC stock for membership in buyers group	(15,000)	—
Proceeds from certificates of deposit	11,496,000	4,848,000
Proceeds from disposal of property	146,000	—
Collections on interest receivable	563,594	186,735
Collections on mortgage notes receivable	919	553
Collections on equipment and other notes receivable	—	40,504
Increase in cash surrender value of life insurance	(208,154)	(188,624)
Net cash used in investing activities	(2,502,773)	(6,672,215)
Cash flows from financing activities:
Payment of cash dividend	(4,903,243)	(3,370,912)
Purchase of treasury stock	—	(2,853,981)
Net cash used in financing activities	(4,903,243)	(6,224,893)
Decrease in cash and cash equivalents	(358,062)	(2,774,091)
Cash and cash equivalents at beginning of year	13,879,358	16,653,449
Cash and cash equivalents at end of year	$13,521,296	$13,879,358

Supplemental disclosure of cash flows information:
Income taxes paid	$2,800,000	$3,000,000

The accompanying notes are an integral part of these financial statements.

NOTE 1 Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”), and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and licensed mortgage loan originator and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has a manufacturing plant in operation that is located in Ocala, Florida. At November 2, 2024, Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda.

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 2, 2024 (fiscal year 2024) consisted of a fifty-two-week period and the year ended November 4, 2023 (fiscal year 2023) consisted of a fifty-two-week period.

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

The Company recognizes revenues from its wholly owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the commission receipt date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 2, 2024 and November 4, 2023.

Sales of homes to affiliated entities that are subject to contingent payment terms are considered inventory consignment arrangements. Revenue from such arrangements is recognized when the homes are sold to the end users and payment is collected by the affiliated entity.

See Note 4 “Related Party Transactions” to the Company’s financial statement included herein.

Revenues by Products and Services – Revenues by net sales from manufactured housing, pre-owned homes, and insurance agent commissions for the years ended November 2, 2024 and November 4, 2023.

	November 2,	November 4,
	2024	2023
Manufactured housing	$51,247,227	$62,564,790
Pre-owned homes	344,141	413,037
Insurance agent commissions	342,254	340,565
Total net sales	$51,933,622	$63,318,392

Cash and Cash Equivalents – The Company considers all money market accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Certificates of Deposit – Certificates of deposits are recorded at cost plus accrued interest.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for credit losses is provided based on prior collection experiences and management’s analysis of specific accounts, as well as current economic conditions and forecasts that affect the collectability of the reported amount. At November 2, 2024 or November 4, 2023, in the opinion of management, no material accounts were considered uncollectible and, accordingly, no allowance was deemed necessary.

Accounts receivable fluctuate due to the number of homes sold to independent dealers. The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer.

Investments – The Company’s investments consist of equity securities of a public company. Investments with maturities of less than one year are classified as short-term investments. The Company’s equity investment in a public company is classified as “available-for-sale” and carried at fair value. Unrealized gains and losses on these available-for-sale securities are reflected in the statement of income.

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

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s consolidated balance sheets. The Company had no consigned inventory as of November 2, 2024 and November 4, 2023.

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

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity, 21st Mortgage Corporation (“21st Mortgage”). We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact Majestic 21 economic performance therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 810, “Consolidations” (ASC 810). Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture. Based on management’s evaluation, there was no impairment of this investment at November 2, 2024 or November 4, 2023.

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

Customer Deposits – A retail customer is required to make a down payment ranging from $500 to 35% of the retail contract price based upon the creditworthiness of the customer. The retail customer receives the full down payment back when the customer is not able to obtain retail financing. If the retail customer receives retail financing and decides not to go through with the retail sale, the Company can withhold 20% of the retail contract price. The Company does not typically receive any deposits from independent dealers.

Company Owned Life Insurance – The Company has purchased life insurance policies for a key executive. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Warranty Costs – The Company provides a warranty as the manufactured homes are sold. Amounts related to these warranties for the years ended November 2, 2024 and November 4, 2023.

	November 2,	November 4,
	2024	2023
Beginning accrued warranty expense	$125,000	$125,000
Less: reduction for payments	(659,625)	(571,441)
Plus: additions to accrual	695,625	571,441
Ending accrued warranty expense	$161,000	$125,000

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

Rebate Program – The Company has a rebate program for some dealers based upon the number and type of home purchased, which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. There were no rebates earned by dealers during fiscal years 2024 and 2023.

Advertising – Advertising for Prestige retail sales centers consists primarily of internet, newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expenses amounted to approximately $188,516 and $125,067 for the fiscal years 2024 and 2023, respectively.

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

Major Customers –There were no customers that accounted for more than 10% of our total net sales in fiscal year 2024.

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

Recently Adopted Accounting Standards – In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016 - 13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. This standard was effective for the Company beginning November 5, 2023. There was no impact on our consolidated financial statements.

Recently Issued Accounting Standards – In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023 (fiscal 2025). We are assessing the effect of this update on our consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid to the U.S. Government. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). We are assessing the effect of this update on our consolidated financial statement disclosures.

NOTE 2 Investments

The following is a summary of short-term investments for the years ended November 2, 2024 and November 4, 2023.

	November 2, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$512,087	$-	$680,017

	November 4, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$359,969	$-	$527,899

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value for the years ended November 2, 2024 and November 4, 2023.

	November 2, 2024
	Level 1	Level 2	Level 3
Equity securities in a public company	$680,017	$-	$-

	November 4, 2023
	Level 1	Level 2	Level 3
Equity securities in a public company	$527,899	$-	$-

NOTE 4 Related Party Transactions

Affiliated Entities

TLT, Inc. – Our President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). Our President owns between a 24.75% and a 56.0% direct and indirect interest in each of these limited partnerships. Our Executive Vice President owns between a 23.0% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2024 and 2023.

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

The Company received a one-time distribution of approximately $1.6 million in first quarter of 2024, from 21st Mortgage Corporation, representing our 50% of the excess capital in the portfolio. We received no distributions from the Majestic 21 joint venture in fiscal year 2023.

With regard to our investment in Majestic 21, there are no differences between our investment balance and the amount of underlying equity in net assets owned by Majestic 21.

NOTE 6 Inventories

A breakdown of the elements of inventory for the years ended November 2, 2024 and November 4, 2023.

	November 2,	November 4,
	2024	2023
Raw materials	$1,180,659	$1,203,672
Work-in-process	144,959	146,969
Finished homes - Nobility manufactured	12,126,215	10,144,045
Finished homes - Other manufactures	6,349,717	8,817,086
Pre-owned homes	962,209	947,457
Model home furniture	275,585	258,869
Inventories	$21,039,344	$21,518,098

NOTE 7 Property, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized for the years ended November 2, 2024 and November 4, 2023.

	Range of Lives in	November 2,	November 4,
	Years	2024	2023
Land	-	$4,872,382	$4,872,382
Land improvements	10-20	1,277,025	1,253,025
Buildings and improvements	15-40	2,587,645	2,584,852
Machinery and equipment	3-10	1,089,934	1,064,827
Furniture and fixtures	3-10	301,889	301,889
Frame shop	-	1,753,375	1,713,901
		11,882,250	11,790,876
Less accumulated depreciation		(3,601,555)	(3,521,900)
		$8,280,695	$8,268,976

Depreciation expenses during the years ended November 2, 2024 and November 4, 2023 totaled $170,413 and $153,512, respectively.

NOTE 8 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised for the years ended November 2, 2024 and November 4, 2023.

	November 2,	November 4,
	2024	2023
Accrued warranty expense	$161,000	$125,000
Accrued property and sales taxes	325,154	294,874
Other accrued expenses	1,339,888	1,389,461
Total accrued expenses and other current liabilities	$1,826,042	$1,809,335

NOTE 9 Proceeds Received Under Escrow Arrangement

The Company received $147,155 in fiscal year 2024 and $239,736 in fiscal year 2023 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company when received, which has been the Company’s past practice.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. We recognize interest and penalties relating to income taxes as components of income tax expense. At November 2, 2024 and November 4, 2023, management has determined there are no material uncertain tax positions, and does not anticipate any significant change within twelve months of this reporting date.

The provision for income taxes for the years ended November 2, 2024 and November 4, 2023.

	November 2,	November 4,
	2024	2023
Current tax expense:
Federal	$2,219,829	$2,920,036
State	611,212	807,025
Deferred tax (benefit)	29,646	(46,496)
Provision for income taxes	$2,860,687	$3,680,565

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended at November 2, 2024 and November 4, 2023.

	November 2,	November 4,
	2024	2023
Provision—federal statutory tax rate	$2,406,200	$3,061,771
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	497,854	633,495
Other	(43,367)	(14,701)
Provision for income taxes	$2,860,687	$3,680,565

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities for the years ended November 2, 2024 and November 3, 2024.

	November 2,	November 4,
	2024	2023
Deferred tax assets:
Prepaid Expenses .	$15,150	$14,995
Accrued expenses	216,892	236,617
Other assets	24,611	34,399
Stock-based compensation	89,223	63,741
Total deferred tax assets	345,876	349,752
Deferred tax liabilities:
Depreciation	(105,190)	(100,739)
Carrying value of investments	(130,400)	(90,908)
Amortization	(39,610)	(39,374)
Prepaid expenses	(10,048)	(28,457)
Net deferred tax assets (liabilities)	$60,628	$90,274

These amounts are included in the accompanying consolidated balance sheets under the following captions for the years ended November 2, 2024 and November 4, 2023.

	November 2,	November 4,
	2024	2023
Non-current assets (liabilities):
Deferred tax assets	345,876	349,752
Deferred tax liabilities	(285,248)	(259,478)
Net non-current deferred tax assets (liabilities)	60,628	90,274
Net deferred tax assets (liabilities)	$60,628	$90,274

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For fiscal years 2024 and 2023, the Company determined that a valuation reserve for the Company’s deferred tax assets was not considered necessary as the deferred tax assets were fully realizable.

NOTE 11 Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased no shares of its common stock in fiscal year 2024, except we reclassed 246 shares of common stock to treasury stock due to a cancellation of a stock award. The Company repurchased 102,083 shares of its common stock during fiscal years 2023.

NOTE 12 Stock Option Plan

In June 2011, the Company’s Board of Directors adopted, and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee directors. A total of 300,000 shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. The Plan was amended by the Board of Directors to extend the termination date from June 2021 until June 1, 2026. At November 2, 2024, 194,590 options were available for future grant under the Plan and 87,360 options were outstanding.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide a service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2024 and 2023, the Company recognized compensation costs related to the vesting of stock options of approximately $172,206 and $118,794 respectively.

A summary of information with respect to options granted is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at November 5, 2022	66,200	$ 24.00 - 33.10	$27.37	$498,844
Granted	29,300	24.25	24.25	223,214
Exercised	—	—	—	—
Canceled	21,242	24.00 - 33.10	26.21	156,903
Outstanding at November 4, 2023	74,258	$ 24.00 - 33.10	$26.46	$565,155
Granted	29,850	32.00	32.00	308,649
Exercised	—	—	—	—
Canceled	16,748	24.00 - 33.10	25.41	117,613
Outstanding at November 2, 2024	87,360	$ 24.00 - 33.10	$28.67	$756,191

The aggregate intrinsic value of exercisable Company options was $81,611, and the aggregate intrinsic value of all outstanding in-the-money options was $266,145 at November 2, 2024, which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2024 and the exercise price times the number of shares, that would have been received by the option holder had the option holder exercised their options on November 2, 2024.

The following table summarizes information about the outstanding stock options for the year ended November 2, 2024:

Options Outstanding				Options Exercisable
Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$24.00	7,560	1	$24.00	5,292	$24.00
$25.75	12,650	2	25.75	5,693	25.75
$33.10	15,550	3	33.10	3,888	33.10
$24.25	21,750	4	24.25	2,175	24.25
$32.00	29,850	5	32.00	—	32.00
	87,360	3.61	$28.67	17,048	$28.67

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

NOTE 13 Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution, up to a maximum of 6% of an employee’s compensation. The contribution expense charged to operations amounted to approximately $226,004 and $226,370 in fiscal years 2024 and 2023, respectively.

NOTE 14 Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for two Prestige retail sales centers from various unrelated entities under operating lease agreements. One of the operating lease agreement is month to month and the other is a one year lease expiring in October 2025. The Company also leases certain equipment under unrelated operating leases.

Other Contingent Liabilities – Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Accordingly, the Company has an accrual provision of $144,392 for litigation settlements in the accompanying consolidated financial statements.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 2, 2024 based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans and Insider Trading Policies and Procedures

Directors and Executive Officers. Our directors, executive officers and employees are required to comply with our Insider Trading Policy, which prohibits trading on the basis of material non-public information. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”). During the three months ended November 1, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K..

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2025 annual meeting of shareholders.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one-year terms.

Executive Officers and Directors

Terry E. Trexler (85)	Chairman of the Board and President of Nobility since 1967; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (61)

Executive Vice President and Chief Financial Officer of Nobility since December 1994; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Robert P. Saltsman (72)	Director since 1988. Mr. Saltsman is an attorney in private practice since 1983.
Arthur L. Havener, Jr. (58)	Director since 2019. Mr. Havener is and has been since 2007 principal of Stampede Capital LLC, a real estate advisory and investment firm.
Jean Etheredge (79)	Secretary since 1967.

Lynn J. Cramer, Jr. (79)	Treasurer since 1980.

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

Item 11. Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2025 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2025 annual meeting of shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table displays equity compensation plan information for the year ended November 2, 2024. See Note 12 "Stock Option Plan" to the Company’s financial statement included herein.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	87,360	$28.67	194,590
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	87,360	$28.67	194,590

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2025 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2025 annual meeting of shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Consolidated Financial Statements and Schedules

Report of Hancock Askew & Co., LLP

Consolidated Balance Sheets at November 2, 2024 and November 4, 2023

Consolidated Statements of Income for the Years Ended November 2, 2024 and November 4, 2023

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 2, 2024 and November 4, 2023

Consolidated Statements of Cash Flows for the Years Ended November 2, 2024 and November 4, 2023

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

19.1 Nobility Homes Insider Trading Policy (filed herewith)

21.1.
Subsidiaries of Nobility.

23.1 Consent of Hancock Askew & Co., LLP

31.(a) Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule

13a- 14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

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

NOBILITY HOMES, INC.

DATE: January 30, 2025	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive Officer)

DATE: January 30, 2025	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: January 30, 2025	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 30, 2025	By: /s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: January 30, 2025	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director

DATE: January 30, 2025	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: January 30, 2025	By: /s/ Arthur L. Havener
Arthur L. Havener, Director