Form 10-Q
period 2025-02-01
NOBILITY HOMES INC
filed 2025-03-17
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended February 1, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on February 1, 2025
Common Stock	3,268,829

NOBILITY HOMES, INC.

INDEX

		Page Number

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of February 1, 2025 (Unaudited) and November 2, 2024	3

	Condensed Consolidated Statements of Income for the three months ended February 1, 2025 (Unaudited) and February 3, 2024 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended February 1, 2025 (Unaudited) and February 3, 2024 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended February 1, 2025 (Unaudited) and February 3, 2024 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	12

PART II.	Other Information	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	February 1, 2025	November 2, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,291,084	$13,521,296
Certificates of deposit	12,648,261	13,021,839
Short-term investments at fair value	677,101	680,017
Accounts receivable - trade	1,922,015	2,935,517
Mortgage notes receivable	4,029	4,505
Inventories	20,274,265	21,039,344
Prepaid expenses and other current assets	1,689,525	1,727,034
Total current assets	53,506,280	52,929,552
Property, plant and equipment, net	8,355,317	8,280,695
Mortgage notes receivable, less current portion	141,728	141,728
Other investments	489,438	463,633
Property held for resale	26,590	26,590
Deferred income taxes	60,628	60,628
Cash surrender value of life insurance	4,590,813	4,539,813
Other assets	156,287	156,287
Total assets	$67,327,081	$66,598,926
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$768,291	$753,317
Accrued compensation	623,834	800,013
Accrued expenses and other current liabilities	1,503,417	1,826,042
Income taxes payable	616,093	692,303
Customer deposits	5,198,247	5,930,728
Total current liabilities	8,709,882	10,002,403
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,268,829 shares outstanding, respectively	536,491	536,491
Additional paid in capital	11,180,941	11,140,687
Retained earnings	76,658,205	74,677,783
Less treasury stock at cost, 2,095,832 shares, respectively	(29,758,438)	(29,758,438)
Total stockholders’ equity	58,617,199	56,596,523
Total liabilities and stockholders’ equity	$67,327,081	$66,598,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	February 1, 2025	February 3, 2024
Net sales	$12,241,742	$14,767,998
Cost of sales	(8,270,957)	(10,033,652)
Gross profit	3,970,785	4,734,346
Selling, general and administrative expenses	(1,676,650)	(2,032,330)
Operating income	2,294,135	2,702,016
Other income (expense):
Interest income	285,278	297,999
Undistributed earnings in joint venture - Majestic 21	25,805	22,174
Proceeds received under escrow arrangement	38,152	—
(Decrease) Increase in fair value of short term investments	(2,916)	50,799
Miscellaneous	8,759	50,541
Total other income	355,078	421,513
Income before provision for income taxes	2,649,213	3,123,529
Income tax expense	(668,791)	(785,092)
Net income	$1,980,422	$2,338,437
Weighted average number of shares outstanding:
Basic	3,268,829	3,268,829
Diluted	3,277,204	3,277,565
Net income per share:
Basic	$0.61	$0.72
Diluted	$0.60	$0.71

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended February 1, 2025 and February 3, 2024

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 2, 2024	3,268,829	$536,491	$11,140,687	$74,677,783	$(29,758,438)	$56,596,523
Stock-based compensation	—	—	40,254	—	—	40,254
Net income	—	—	—	1,980,422	—	1,980,422
Balance at February 1, 2025	3,268,829	$536,491	$11,180,941	$76,658,205	$(29,758,438)	$58,617,199

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 4, 2023	3,269,075	$536,491	$10,964,985	$70,969,764	$(29,754,942)	$52,716,298
Stock-based compensation	(246)	—	36,716	—	(3,496)	33,220
Net income	—	—	—	2,338,437	—	2,338,437
Balance at February 3, 2024	3,268,829	536,491	11,001,701	73,308,201	(29,758,438)	55,087,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 1, 2025	February 3, 2024
Cash flows from operating activities:
Net income	$1,980,422	$2,338,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,576	39,255
Undistributed earnings in joint venture - Majestic 21	(25,805)	(22,174)
Return on investment in joint venture-Majestic 21	—	1,600,889
Increase (decrease) in fair market value of equity investments	2,916	(50,799)
Stock-based compensation	40,254	33,220
Decrease (increase) in:
Accounts receivable - trade	1,013,502	595,448
Inventories	765,079	1,456,452
Prepaid expenses and other current assets	37,509	70,948
Interest receivable	(146,066)	(137,759)
(Decrease) increase in:
Accounts payable	14,974	(134,981)
Accrued compensation	(176,179)	(13,757)
Accrued expenses and other current liabilities	(322,625)	(35,013)
Income taxes payable	(76,210)	110,092
Customer deposits	(732,481)	(3,050,498)
Net cash provided by operating activities	2,417,866	2,799,760
Cash flows from investing activities:
Purchase of property, plant and equipment	(117,198)	(122,444)
Purchase of certificates of deposit	(1,500,000)	(2,882,000)
Proceeds from certificates of deposit	1,920,000	1,434,000
Collections on interest receivable	99,644	77,339
Collections on mortgage notes receivable	476	45
Increase in cash surrender value of life insurance	(51,000)	(44,025)
Net cash provided by (used in) investing activities	351,922	(1,537,085)
Increase in cash and cash equivalents	2,769,788	1,262,675
Cash and cash equivalents at beginning of period	13,521,296	13,879,358
Cash and cash equivalents at end of period	$16,291,084	$15,142,033
Supplemental disclosure of cash flows information:
Income taxes paid	$745,000	$675,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three months ended February 1, 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended February 1, 2025, are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2024.

Note 2 Recently Issued Accounting Standards

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for fiscal years beginning after December 15, 2023 (fiscal 2025) and interim periods with fiscal years beginning after December 15, 2024 (fiscal 2026). We are assessing the effect of this update on our consolidated financial statement disclosures.

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory at February 1, 2025 and November 2, 2024 is as follows:

	February 1,	November 2,
	2025	2024
	(unaudited)
Raw materials	$1,225,301	$1,180,659
Work-in-process	136,529	144,959
Finished homes - Nobility	12,191,647	12,126,215
Finished homes - Other	5,395,298	6,349,717
Pre-owned homes	1,070,400	962,209
Model home furniture	255,090	275,585
Inventories	$20,274,265	$21,039,344

Note 4 Short-term Investments

The following is a summary of short-term investments at February 1, 2025 and November 2, 2024.

	February 1, 2025
	(unaudited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$509,171	$—	$677,101

	November 2, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$512,087	$—	$680,017

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value at February 1, 2025 and November 2, 2024.

	February 1, 2025
	(unaudited)
	Level 1	Level 2	Level 3
Equity securities in a public company	$677,101	$—	$—

	November 2, 2024
	Level 1	Level 2	Level 3
Equity securities in a public company	$680,017	$—	$—

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

Revenues by net sales from manufactured housing homes and insurance agent commissions for the three months ended February 1, 2025 and February 3, 2024 are as follows.

	(unaudited)
	Three Months Ended
	February 1,	February 3,
	2025	2024
Manufactured housing
Homes sold through Company owned sales centers	$10,648,928	$12,633,133
Homes sold to independent dealers and through manufactured home parks, net	1,534,440	2,057,582
	12,183,368	14,690,715
Insurance agent commissions	58,374	77,283
Total net sales	$12,241,742	$14,767,998

Note 8 Subsequent Event

The Board of Directors on March 14, 2025 declared a one-time cash dividend of $1.25 per common share for the fiscal year 2024. The cash dividend is payable on April 14, 2025, to stockholders of record as of March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net sales in the first quarter of 2025 were $12,241,742 compared to $14,767,998 in the first quarter of 2024. The Company reported net income of $1,980,422 in the first quarter of 2025, compared to a net income of $2,338,437 in the first quarter of 2024. Net sales decreased in first quarter of 2025 as compared to the prior year because of the decrease in the number of retail homes sold and manufactured. We believe the higher interest rates on mortgages are negatively impacting sales as compared to the prior year. There also remain delays in the receipt of certain key production materials from suppliers, back orders, price increases and labor shortages which continue to cause delays in the completion of the homes at our manufacturing facility and the set-up process of retail homes in the field. Our inability to timely deliver and set up homes to customers has negatively impacted sales and earnings. We expect these challenges will continue into fiscal year 2025. The Company also continues to experience inflation in several building products resulting in increases in our material and labor costs which may increase the wholesale and retail selling prices of our homes. We believe that potential customers have delayed or deferred purchasing decisions when considering the interest rate environment.

The current demand for affordable manufactured housing in Florida and the U.S. has slowed due to the interest rate environment and increased costs associated with mortgages. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2024 through January 2025 declined by approximately 15% from the same period last year.

The following table summarizes certain key sales statistics and percentage of gross profit for the three months ended February 1, 2025 and February 3, 2024.

	(unaudited)
	Three Months Ended
	February 1,	February 3,
	2025	2024
New homes sold through Company owned sales centers	67	80
Pre-owned homes sold through Company owned sales centers	0	3
Homes sold to independent dealers	31	44
Total new factory built homes produced	87	99
Average new manufactured home price - retail	$154,016	$154,513
Average new manufactured home price - wholesale	$69,095	$68,064
As a percent of net sales:
Gross profit from the Company owned retail sales centers	22%	23%
Gross profit from the manufacturing facilities -including intercompany sales	25%	25%

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

Insurance agent commission revenues in the first quarter of 2025 were $58,374 compared to $77,283 in the first quarter of 2024. Revenues are generated by new and renewal policies being written which affect agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at February 1, 2025 and November 2, 2024.

Gross profit as a percentage of net sales was 32% in the first quarter of 2025 and in the first quarter of 2024. The gross profit in the first quarter of 2025 was $3,970,785 compared to $4,734,346 in the first quarter of 2024. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The gross profit as a percentage of net sales remained consistent due to increases in our selling prices to offset the higher inflation costs of building products and labor cost on each home and the increase in the average gross profit at our retail sales centers.

Selling, general and administrative expenses as a percentage of net sales was 14% in the first quarter of 2025 and in the first quarter of 2024. Selling, general and administrative expenses in the first quarter of 2025 were $1,676,650 compared to $2,032,330 in the first quarter of 2024.

The Company earned interest income of $285,278 for the first quarter of 2025 compared to $297,999 for the first quarter of 2024. The decrease in interest income for the first three months of 2025 is primarily due to the lower interest rates.

Our earnings from Majestic 21 in the first quarter of 2025 were $25,807 compared to $22,174 for the first quarter of 2024. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio vary quarter to quarter, but overall, the earnings will decrease due to the amortization, maturity and payoff of the loans.

We received a distribution from 21st Mortgage Corporation in the first quarter of 2025 in the amount of $38,152 and no distribution in the first quarter if 2024. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relating to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received. The earnings from the FRSA loan portfolio will vary quarter to quarter but will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income in the first quarter of 2025 of $2,649,213 as compared to $3,123,529 in the first quarter of 2024.

The Company recorded an income tax expense in the amount of $668,791 in the first quarter of 2025 as compared to $785,092 in the first quarter 2024.

We reported net income of $1,980,422 for the first quarter of 2025 or $0.61 per share ($0.60 diluted), compared to $2,338,437 or $0.72 per share ($0.71 diluted), for the first quarter of 2024.

Liquidity and Capital Resources

Cash and cash equivalents were $16,291,084 at February 1, 2025 compared to $13,521,296 at November 2, 2024. Certificates of deposit were $12,648,261 at February 1, 2025 compared to $13,021,839 at November 2, 2024. Short-term investments were $677,101 at February 1, 2025 compared to $680,017 at November 2, 2024. Working capital was $44,796,398 at February 1, 2025 as compared to $42,927,149 at November 2, 2024. The Company received approximately $1.6 million in the first quarter of 2024, from 21st Mortgage Corporation, representing our 50% of the excess capital in the portfolio. Prestige new home inventory was $17,586,945 at February 1, 2025 compared to $18,475,931 at November 2, 2024. Prestige has sixty six (66) ($5.2 million) compared to first quarter last year of sixty (60) ($4.7 million) new homes that are included in inventory and are in the field waiting to be completed and closed. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned homes, and do not incur any third-party floor plan financing expenses.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary for its operations. The Company also has approximately $4.6 million of cash surrender value of life insurance which it would be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of February 1, 2025, the Company continued to report a strong balance sheet which included total assets of approximately $67.3 million which was funded primarily by stockholders’ equity of approximately $58.6 million.

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

Forward-Looking Statements

Certain statements in this report are unaudited or forward-looking statements within the meaning of the federal securities laws. Although Nobility believes that the amounts and expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the potential adverse impact on our business caused by competitive pricing pressures at both the wholesale and retail levels, inflation, tariffs, increasing material costs (including forest based products) or availability of materials due to supply chain interruptions (such as current inflation with forest products and supply issues with vinyl siding and PVC piping), changes in market demand, increase in interest rates, availability of financing for retail and wholesale purchasers, consumer confidence, adverse weather conditions that reduce sales at retail centers, the risk of manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, the impact of higher interest rates on mortgage financing, reliance on the Florida economy, impact of labor shortage, impact of materials shortage, increasing labor cost, cyclical nature of the manufactured housing industry, impact of rising fuel costs, catastrophic events impacting insurance costs, availability of insurance coverage for various risks to Nobility, market demographics, management’s ability to attract and retain executive officers and key personnel, increased global tensions, market disruptions resulting from terrorist attacks, or other events such as a pandemic, any armed conflict involving the United States and the impact of inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of February 1, 2025.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1, 3 and 4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the first quarter ended February 1, 2025.

Item 5. Other Information

During the three months ended February 1, 2025 no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

NOBILITY HOMES, INC.

DATE: March 17, 2025	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: March 17, 2025	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: March 17, 2025	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer