Form 10-Q
period 2025-05-03
NOBILITY HOMES INC
filed 2025-06-16
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on June 3, 2025
Common Stock	3,268,998

NOBILITY HOMES, INC.

INDEX

		Page Number

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of May 3, 2025 (Unaudited) and November 2, 2024	4

	Condensed Consolidated Statements of Income for the three and six months ended May 3, 2025 (Unaudited) and May 4, 2024 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended May 3, 2025 (Unaudited) and May 4, 2024 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended May 3, 2025 (Unaudited) and May 4, 2024 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	13

PART II.	Other Information	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	May 3, 2025	November 2, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,033,939	$13,521,296
Certificates of deposit	12,737,301	13,021,839
Short-term investments at fair value	580,997	680,017
Accounts receivable - trade	3,697,224	2,935,517
Mortgage notes receivable	4,642	4,505
Inventories	19,973,991	21,039,344
Prepaid expenses and other current assets	1,623,092	1,727,034
Total current assets	51,651,186	52,929,552
Property, plant and equipment, net	8,362,383	8,280,695
Mortgage notes receivable, less current portion	141,369	141,728
Other investments	510,900	463,633
Property held for resale	26,590	26,590
Deferred income taxes	52,431	60,628
Cash surrender value of life insurance	4,641,813	4,539,813
Other assets	156,287	156,287
Total assets	$65,542,959	$66,598,926
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$966,612	$753,317
Accrued compensation	821,599	800,013
Accrued expenses and other current liabilities	1,401,834	1,826,042
Income taxes payable	741,502	692,303
Customer deposits	4,747,616	5,930,728
Total current liabilities	8,679,163	10,002,403
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,268,998 and 3,268,829 shares outstanding, respectively	536,491	536,491
Additional paid in capital	11,219,065	11,140,687
Retained earnings	74,864,278	74,677,783
Less treasury stock at cost, 2,095,909 and 2,096,078 shares, respectively	(29,756,038)	(29,758,438)
Total stockholders’ equity	56,863,796	56,596,523
Total liabilities and stockholders’ equity	$65,542,959	$66,598,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2025	May 4, 2024	May 3, 2025	May 4, 2024
Net sales	$14,757,337	$11,527,978	$26,999,079	$26,295,976
Cost of sales	(10,125,921)	(7,359,584)	(18,396,878)	(17,393,236)
Gross profit	4,631,416	4,168,394	8,602,201	8,902,740
Selling, general and administrative expenses	(1,889,197)	(1,911,380)	(3,565,847)	(3,943,710)
Operating income	2,742,219	2,257,014	5,036,354	4,959,030
Other income (expense):
Interest income	298,318	219,861	583,596	517,860
Undistributed earnings in joint venture - Majestic 21	21,462	20,535	47,269	42,709
Proceeds received under escrow arrangement	42,066	99,816	80,218	99,816
(Decrease) Increase in fair value of short term investments	(96,104)	50,744	(99,020)	101,543
Gain on disposal of property, plant and equipment	1,000	—	1,000	—
Miscellaneous	16,965	74,587	25,722	125,128
Total other income	283,707	465,543	638,785	887,056
Income before provision for income taxes	3,025,926	2,722,557	5,675,139	5,846,086
Income tax expense	(733,606)	(696,598)	(1,402,397)	(1,481,690)
Net income	$2,292,320	$2,025,959	$4,272,742	$4,364,396
Weighted average number of shares outstanding:
Basic	3,268,991	3,268,829	3,268,910	3,268,829
Diluted	3,276,400	3,277,920	3,276,808	3,279,719
Net income per share:
Basic	$0.70	$0.62	$1.31	$1.34
Diluted	$0.70	$0.62	$1.30	$1.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended May 3, 2025 and May 4, 2024

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 2, 2024	3,268,829	$536,491	$11,140,687	$74,677,783	$(29,758,438)	$56,596,523
Stock-based compensation	—	—	40,254	—	—	40,254
Net income	—	—	—	1,980,422	—	1,980,422
Balance at February 1, 2025	3,268,829	536,491	11,180,941	76,658,205	(29,758,438)	58,617,199
Cash dividend $1.25 per
common share	—	—	—	(4,086,247)	—	(4,086,247)
Stock-based compensation	169	—	38,124	—	2,400	40,524
Net income	—	—	—	2,292,320	—	2,292,320
Balance at May 3, 2025	3,268,998	$536,491	$11,219,065	$74,864,278	$(29,756,038)	$56,863,796

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 4, 2023	3,269,075	$536,491	$10,964,985	$70,969,764	$(29,754,942)	$52,716,298
Stock-based compensation	(246)	—	36,716	—	(3,496)	33,220
Net income	—	—	—	2,338,437	—	2,338,437
Balance at February 3, 2024	3,268,829	536,491	11,001,701	73,308,201	(29,758,438)	55,087,955
Cash dividend $1.50 per
common share	—	—	—	(4,903,243)	—	(4,903,243)
Stock-based compensation	—	—	48,959	—	—	48,959
Net income	—	—	—	2,025,959	—	2,025,959
Balance at May 4, 2024	3,268,829	$536,491	$11,050,660	$70,430,917	$(29,758,438)	$52,259,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 3, 2025	May 4, 2024
Cash flows from operating activities:
Net income	$4,272,742	$4,364,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,151	78,510
Deferred income taxes	8,197	(23,238)
Undistributed earnings in joint venture - Majestic 21	(47,269)	(42,709)
Gain on disposal of property, plant and equipment	(1,000)	—
Return on investment in joint venture-Majestic 21	—	1,600,889
Decrease (increase) in fair value of equity investments	99,020	(101,543)
Stock-based compensation	80,778	82,179
Decrease (increase) in:
Accounts receivable - trade	(761,707)	784,588
Inventories	1,065,353	312,681
Prepaid expenses and other current assets	103,942	44,138
Interest receivable	(285,062)	(261,300)
(Decrease) increase in:
Accounts payable	213,295	229,960
Accrued compensation	21,586	(91,385)
Accrued expenses and other current liabilities	(424,206)	(589,492)
Income taxes payable	49,199	34,927
Customer deposits	(1,183,112)	(2,733,836)
Net cash provided by operating activities	3,296,907	3,688,765
Cash flows from investing activities:
Purchase of property, plant and equipment	(166,839)	(143,576)
Purchase of certificates of deposit	(4,000,000)	(5,304,000)
Proceeds from certificates of deposit	4,366,000	3,392,000
Proceeds from disposal of property, plant and equipment	1,000	—
Collections on interest receivable	203,600	138,398
Collections on mortgage notes receivable	222	173
Increase in cash surrender value of life insurance	(102,000)	(88,050)
Net cash provided by (used in) investing activities	301,983	(2,005,055)
Cash flows from financing activities:
Payment of cash dividend	(4,086,247)	(4,903,243)
Net cash (used in) financing activities	(4,086,247)	(4,903,243)
Decrease in cash and cash equivalents	(487,357)	(3,219,533)
Cash and cash equivalents at beginning of period	13,521,296	13,879,358
Cash and cash equivalents at end of period	$13,033,939	$10,659,825
Supplemental disclosure of cash flows information:
Income taxes paid	$1,345,000	$1,470,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three and six months ended May 3, 2025 and May 4, 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended May 3, 2025, are not necessarily indicative of the results of the full fiscal year.

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory at May 3, 2025 and November 2, 2024 is as follows:

	May 3,	November 2,
	2025	2024
	(unaudited)
Raw materials	$1,420,810	$1,180,659
Work-in-process	164,722	144,959
Finished homes - Nobility	11,459,827	12,126,215
Finished homes - Other Manufacturers	5,516,959	6,349,717
Pre-owned homes	1,160,740	962,209
Model home furniture	250,933	275,585
Inventories	$19,973,991	$21,039,344

Note 4 Short-term Investments

The following is a summary of short-term investments at May 3, 2025 and November 2, 2024.

	May 3, 2025
	(unaudited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$413,067	$—	$580,997

	November 2, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$512,087	$—	$680,017

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value at May 3, 2025 and November 2, 2024.

	May 3, 2025
	(unaudited)
	Level 1	Level 2	Level 3
Equity securities in a public company	$580,997	$—	$—

	November 2, 2024
	Level 1	Level 2	Level 3
Equity securities in a public company	$680,017	$—	$—

Note 6 Net Income per Share

These condensed consolidated financial statements include “basic” and “diluted” net income per share information for all periods presented. The basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding (see the condensed consolidated statement of income for weighted average shares outstanding for each period). The diluted net income per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive common shares, which are the result of outstanding stock options. For the three-month periods ended May 3, 2025 and May 4, 2024, the Company had 80,650 and 0 unexercised stock options outstanding, respectively, that were anti-dilutive. For the six-month periods ended May 3, 2025 and May 4, 2024, the Company had 80,650 and 15,550 unexercised stock options outstanding, respectively, that were anti-dilutive.

Note 7 Revenues by Products and Services

The Company operates in one business segment, which is manufactured housing and ancillary services.

Revenues by net sales from manufactured housing homes and insurance agent commissions for the three and six months ended May 3, 2025 and May 4, 2024 are as follows.

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2025	2024	2025	2024
Manufactured housing
Homes sold through Company owned sales centers	$10,292,466	$10,475,686	$20,611,528	$23,108,819
Homes sold to independent dealers and through manufactured home parks, net	4,387,441	958,396	6,251,747	3,015,977
	14,679,907	11,434,082	26,863,275	26,124,796
Insurance agent commissions	77,430	93,896	135,804	171,180
Total net sales	$14,757,337	$11,527,978	$26,999,079	$26,295,976

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net sales in the second quarter of 2025 increased 28% to $14,757,337 compared to $11,527,978 in the second quarter of 2024. Total net sales for the first six months of 2025 increased 3% to $26,999,079 compared to $26,295,976 for the first six months of 2024. The Company reported net income of $2,292,320 in the second quarter of 2025, compared to a net income of $2,025,959 in the second quarter of 2024. Net sales increased in 2025 as compared to 2024 due to the number of homes sold to independent dealers during 2025 (92 versus 63) however; the number of new retail homes sold our Company owned retail sales centers in 2025 decreased as compared to 2024 (132 versus 153).

We believe that potential customers have delayed or deferred purchasing decisions when considering the higher interest rate environment and the uncertainty of the economy continue to negatively impact sales. There also remain delays in the receipt of certain key production materials from suppliers, as well as, back orders, price increases, tariffs and labor shortages which continue to cause delays in the completion of the homes at our manufacturing facility. We also continue to experience inflation in several building products resulting in increases in our material and labor costs. We expect these challenges will continue throughout fiscal year 2025.

The current demand for affordable manufactured housing in Florida and the U.S. has slowed due to the interest rate environment and increased costs associated with mortgages. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2024 through April 2025 declined by approximately 11% from the same period last year.

The following table summarizes certain key sales statistics and percentage of gross profit for the three and six months ended May 3, 2025 and May 4, 2024.

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2025	2024	2025	2024
New homes sold through Company owned sales centers	65	73	132	153
Pre-owned homes sold through Company owned sales centers	0	0	0	3
Homes sold to independent dealers	61	19	92	63
Total new factory built homes produced	109	107	196	206
Average new manufactured home price - retail	$158,346	$143,503	$156,148	$149,260
Average new manufactured home price - wholesale	$70,532	$68,172	$69,894	$68,120
As a percent of net sales:
Gross profit from the Company owned retail sales centers	24%	24%	23%	23%
Gross profit from the manufacturing facilities -including intercompany sales	25%	20%	25%	22%

Maintaining our strong financial position is vital for future growth and success. Our many years of experience in the Florida market, combined with home buyers’ increased need for more affordable housing, should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

On June 5, 2025, we celebrated our 58th anniversary in business specializing in the design and production of quality, affordable manufactured and modular homes. With multiple retail sales centers in Florida for over 35 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2025 were $77,430 compared to $93,896 in the second quarter of 2024. Total insurance agent commission revenues for the first six months of 2025 were $135,804 compared to $171,180 for the first six months of 2024. Revenues are generated by new and renewal policies being written which affect agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at May 3, 2025 and November 2, 2024.

Gross profit as a percentage of net sales was 31% in the second quarter of 2025 compared to 36% in the second quarter of 2024 and was 32% for the first six months of 2025 compared to 34% for the first six months of 2024. The gross profit in the second quarter of 2025 was $4,631,416 compared to $4,168,394 in the second quarter of 2024 and was $8,602,201 for the first six months of 2025 compared to $8,902,740 for the first six months of 2024. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The gross profit as a percentage of net sales decreased due to an increase in the number of homes sold to independent dealers and a decrease in the number of homes sold at our Company owned retail sales centers.

Selling, general and administrative expenses as a percent of net sales was 13% in the second quarter of 2025 compared to 17% for the second quarter of 2024 and was 13% for the first six months of 2025 compared to 15% in the first six months of 2024. Selling, general and administrative expenses in the second quarter of 2025 was $1,889,197 compared to $1,911,380 in the second quarter of 2024 and was $3,565,847 for the first six months of 2025 compared to $3,943,710 for the first six months of 2024. The dollar increase in expenses for the first six months of 2024 versus 2025 were due to increase in employee sales commission as a result of higher sales at our Company owned retail sales centers.

We earned interest income of $298,318 for the second quarter of 2025 compared to $219,861 for the second quarter of 2024. For the first six months of 2025, interest income was $583,596 compared to $517,860 in the first six months of 2024. The increase in interest income for the three and six months of 2025 is primarily due to the higher interest rates and an increase in the monies invested.

Our earnings from Majestic 21 in the second quarter of 2025 were $21,462 compared to $20,535, for the second quarter of 2024. The earnings for the first six months of 2025 were $47,269 compared to $42,709 for the first six months of 2024. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The Company received a one-time distribution of approximately $1.6 million in first quarter of 2024, representing our 50% of the excess capital in the portfolio. The earnings from the Majestic 21 loan portfolio vary quarter to quarter, but overall, the earnings will continue to decrease due to the amortization, maturity and payoff of the loans.

We received distributions from 21st Mortgage Corporation in the second quarter of 2025 of $42,066 compared to $99,816 in the second quarter of 2024 and $80,218 for the first six months of 2025 compared to $99,816 for the first six months of 2024. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relating to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received. The earnings from the FRSA loan portfolio will vary quarter to quarter, but will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income in the second quarter of 2025 of $3,025,926 as compared to $2,722,557 in the second quarter of 2024. The pre-tax income for the first six months of 2025 was $5,675,139 as compared to $5,846,086 in the first six months of 2024.

The Company recorded an income tax expense in the amount of $733,606 in the second quarter of 2025 as compared to $696,598 in second quarter 2024. Income tax expense for the six months of 2025 was $1,402,397 compared to $1,481,690 for the six months of 2024.

We reported net income of $2,292,320 for the second quarter of 2025 or $0.70 per share, compared to $2,025,959 or $0.62 per share, for the second quarter of 2024. For the first six months of 2025 net income was $4,272,742 or $1.31 per share (diluted $1.30) compared to $4,364,396 or $1.34 per share ($1.33 diluted), in the first six months of 2024.

Liquidity and Capital Resources

Cash and cash equivalents were $13,033,939 at May 3, 2025 compared to $13,521,296 at November 2, 2024. Certificates of deposit were $12,737,301 at May 3, 2025 compared to $13,021,839 at November 2, 2024. Short-term investments were $580,997 at May 3, 2025 compared to $680,017 at November 2, 2024. Working capital was $42,972,023 at May 3, 2025 as compared to $42,927,149 at November 2, 2024. A cash dividend was paid from our cash reserves in April 2025 in the amount of $1.25 per share ($4,086,247). The Company received approximately $1.6 million in the first quarter of 2024, from 21st Mortgage Corporation, representing our 50% of the excess capital in the portfolio. Prestige new home inventory was $16,976,786 at May 3, 2025 compared to $18,475,931 at November 2, 2024. Prestige has fifty seven (57) ($5.5 million) new homes that are included in inventory and are in the field waiting to be completed and closed. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned homes, and do not incur any third-party floor plan financing expenses.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary for its operations. The Company also has approximately $4.6 million of cash surrender value of life insurance which it would be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of May 3, 2025, the Company continued to report a strong balance sheet which included total assets of approximately $65.5 million which was funded primarily by stockholders’ equity of approximately $56.9 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 3, 2025.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1, 3 and 4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the second quarter ended May 3, 2025.

Item 5. Other Information

During the three months ended May 3, 2025 no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

NOBILITY HOMES, INC.

DATE: June 16, 2025	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 16, 2025	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: June 16, 2025	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer