Form 10-Q
period 2025-08-02
NOBILITY HOMES INC
filed 2025-09-15
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on September 9, 2025
Common Stock	3,268,998

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	August 2, 2025	November 2, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,362,469	$13,521,296
Certificates of deposit	12,174,266	13,021,839
Short-term investments at fair value	564,681	680,017
Accounts receivable - trade	2,767,428	2,935,517
Mortgage notes receivable	4,176	4,505
Inventories	19,812,206	21,039,344
Prepaid expenses and other current assets	2,037,995	1,727,034
Total current assets	51,723,221	52,929,552
Property, plant and equipment, net	8,328,074	8,280,695
Mortgage notes receivable, less current portion	141,597	141,728
Other investments	536,524	463,633
Property held for resale	26,590	26,590
Deferred income taxes	42,867	60,628
Cash surrender value of life insurance	4,692,813	4,539,813
Other assets	156,287	156,287
Total assets	$65,647,973	$66,598,926
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$455,367	$753,317
Accrued compensation	744,844	800,013
Accrued expenses and other current liabilities	1,497,054	1,826,042
Income taxes payable	624,784	692,303
Customer deposits	3,601,403	5,930,728
Total current liabilities	6,923,452	10,002,403
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,268,998 and 3,268,829 shares outstanding, respectively	536,491	536,491
Additional paid in capital	11,254,519	11,140,687
Retained earnings	76,689,549	74,677,783
Less treasury stock at cost, 2,095,909 and 2,096,078 shares, respectively	(29,756,038)	(29,758,438)
Total stockholders’ equity	58,724,521	56,596,523
Total liabilities and stockholders’ equity	$65,647,973	$66,598,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$12,021,194	$13,803,340	$39,020,273	$40,099,316
Cost of sales	(8,173,008)	(9,196,740)	(26,569,886)	(26,589,976)
Gross profit	3,848,186	4,606,600	12,450,387	13,509,340
Selling, general and administrative expenses	(1,670,585)	(2,032,973)	(5,236,432)	(5,976,683)
Operating income	2,177,601	2,573,627	7,213,955	7,532,657
Other income (expense):
Interest income	270,139	318,253	853,735	836,113
Undistributed earnings in joint venture - Majestic 21	25,624	24,914	72,893	67,623
Proceeds received under escrow arrangement	36,094	47,339	116,312	147,155
Increase (decrease) in fair value of short term investments	(16,316)	(11,214)	(115,336)	90,329
Gain on disposal of property, plant and equipment	—	3,000	1,000	3,000
Miscellaneous	(25)	(28,706)	25,697	96,422
Total other income	315,516	353,586	954,301	1,240,642
Income before provision for income taxes	2,493,117	2,927,213	8,168,256	8,773,299
Income tax expense	(667,846)	(741,901)	(2,070,243)	(2,223,591)
Net income	$1,825,271	$2,185,312	$6,098,013	$6,549,708
Weighted average number of shares outstanding:
Basic	3,268,998	3,268,829	3,268,939	3,268,829
Diluted	3,274,456	3,277,856	3,276,061	3,278,742
Net income per share:
Basic	$0.56	$0.67	$1.87	$2.00
Diluted	$0.56	$0.67	$1.86	$2.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended August 2, 2025 and August 3, 2024

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 2, 2024	3,268,829	$536,491	$11,140,687	$74,677,783	$(29,758,438)	$56,596,523
Stock-based compensation	—	—	40,254	—	—	40,254
Net income	—	—	—	1,980,422	—	1,980,422
Balance at February 1, 2025	3,268,829	536,491	11,180,941	76,658,205	(29,758,438)	58,617,199
Cash dividend $1.25 per
common share	—	—	—	(4,086,247)	—	(4,086,247)
Stock-based compensation	169	—	38,124	—	2,400	40,524
Net income	—	—	—	2,292,320	—	2,292,320
Balance at May 3, 2025	3,268,998	536,491	11,219,065	74,864,278	(29,756,038)	56,863,796
Stock-based compensation	—	—	35,454	—	—	35,454
Net income	—	—	—	1,825,271	—	1,825,271
Balance at August 2, 2025	3,268,998	$536,491	$11,254,519	$76,689,549	$(29,756,038)	$58,724,521

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 4, 2023	3,269,075	$536,491	$10,964,985	$70,969,764	$(29,754,942)	$52,716,298
Stock-based compensation	(246)	—	36,716	—	(3,496)	33,220
Net income	—	—	—	2,338,437	—	2,338,437
Balance at February 3, 2024	3,268,829	536,491	11,001,701	73,308,201	(29,758,438)	55,087,955
Cash dividend $1.50 per
common share	—	—	—	(4,903,243)	—	(4,903,243)
Stock-based compensation	—	—	48,959	—	—	48,959
Net income	—	—	—	2,025,959	—	2,025,959
Balance at May 4, 2024	3,268,829	$536,491	$11,050,660	$70,430,917	$(29,758,438)	$52,259,630
Stock-based compensation	—	—	46,518	—	—	46,518
Net income	—	—	—	2,185,312	—	2,185,312
Balance at August 3, 2024	3,268,829	$536,491	$11,097,178	$72,616,229	$(29,758,438)	$54,491,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 2, 2025	August 3, 2024
Cash flows from operating activities:
Net income	$6,098,013	$6,549,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,728	117,765
Deferred income taxes	17,763	(23,237)
Undistributed earnings in joint venture - Majestic 21	(72,893)	(67,623)
Gain on disposal of property, plant and equipment	(1,000)	(3,000)
Return on investment in joint venture-Majestic 21	—	1,600,889
Decrease (increase) in fair value of equity investments	115,336	(90,329)
Stock-based compensation	116,232	128,697
Decrease (increase) in:
Accounts receivable - trade	168,089	811,258
Inventories	1,227,138	1,130,609
Prepaid expenses and other current assets	(310,961)	87,118
Interest receivable	(419,700)	(420,777)
(Decrease) increase in:
Accounts payable	(297,950)	19,418
Accrued compensation	(55,169)	(19,709)
Accrued expenses and other current liabilities	(328,988)	(574,805)
Income taxes payable	(67,519)	186,828
Customer deposits	(2,329,325)	(2,755,087)
Net cash provided by operating activities	3,986,794	6,677,723
Cash flows from investing activities:
Purchase of property, plant and equipment	(175,107)	(170,369)
Purchase of certificates of deposit	(7,500,000)	(7,804,000)
Purchase of property held for resale	—	(38,880)
Proceeds from certificates of deposit	8,366,000	5,286,000
Proceeds from disposal of property, plant and equipment	1,000	3,000
Collections on interest receivable	401,273	254,230
Collections on mortgage notes receivable	460	306
Increase in cash surrender value of life insurance	(153,000)	(132,075)
Net cash provided by (used in) investing activities	940,626	(2,601,788)
Cash flows from financing activities:
Payment of cash dividend	(4,086,247)	(4,903,243)
Net cash (used in) financing activities	(4,086,247)	(4,903,243)
Decrease in cash and cash equivalents	841,173	(827,308)
Cash and cash equivalents at beginning of period	13,521,296	13,879,358
Cash and cash equivalents at end of period	$14,362,469	$13,052,050
Supplemental disclosure of cash flows information:
Income taxes paid	$2,120,000	$2,060,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nobility Homes, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended August 2, 2025 and August 3, 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended August 2, 2025, are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2024.

Note 2 Recently Issued Accounting Standards

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for fiscal years beginning after December 15, 2023 (fiscal 2025) and interim periods with fiscal years beginning after December 15, 2024 (fiscal 2026). We are assessing the effect of this update on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid to the U.S. Government. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). We are assessing the effect of this update on our consolidated financial statements.

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

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory at August 2, 2025 and November 2, 2024 is as follows:

	August 2,	November 2,
	2025	2024
	(unaudited)
Raw materials	$1,211,137	$1,180,659
Work-in-process	154,294	144,959
Finished homes - Nobility	11,962,065	12,126,215
Finished homes - Other Manufacturers	5,096,702	6,349,717
Pre-owned homes	1,133,846	962,209
Model home furniture	254,162	275,585
Inventories	$19,812,206	$21,039,344

Note 4 Short-term Investments

The following is a summary of short-term investments at August 2, 2025 and November 2, 2024.

	August 2, 2025
	(unaudited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$396,751	$—	$564,681

	November 2, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$512,087	$—	$680,017

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

The following tables represent the Company’s financial assets and liabilities which are carried at fair value at August 2, 2025 and November 2, 2024.

	August 2, 2025
	(unaudited)
	Level 1	Level 2	Level 3
Equity securities in a public company	$564,681	$—	$—

	November 2, 2024
	Level 1	Level 2	Level 3
Equity securities in a public company	$680,017	$—	$—

Note 6 Net Income per Share

These condensed consolidated financial statements include “basic” and “diluted” net income per share information for all periods presented. The basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding (see the condensed consolidated statement of income for weighted average shares outstanding for each period). The diluted net income per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive common shares, which are the result of outstanding stock options. For the three-month periods ended August 2, 2025 and August 3, 2024, the Company had 80,650 and 45,400 unexercised stock options outstanding, respectively, that were anti-dilutive. For the nine-month periods ended August 2, 2025 and August 3, 2024, the Company had 80,650 and 15,550 unexercised stock options outstanding, respectively, that were anti-dilutive.

Note 7 Revenues by Products and Services

The Company operates in one business segment, which is manufactured housing and ancillary services.

Revenues by net sales from manufactured housing homes and insurance agent commissions for the three and nine months ended August 2, 2025 and August 3, 2024 are as follows.

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Manufactured housing
Homes sold through Company owned sales centers	$9,748,377	$11,566,672	$30,359,905	$34,675,491
Homes sold to independent dealers and through manufactured home parks, net	2,171,133	2,147,965	8,422,881	5,163,942
	11,919,510	13,714,637	38,782,786	39,839,433
Insurance agent commissions	101,684	88,703	237,487	259,883
Total net sales	$12,021,194	$13,803,340	$39,020,273	$40,099,316

Note 8 Subsequent Event

On August 8, 2025, the Company repurchased 9,200 shares of its common stock on the open market for an aggregate of $243,800.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net sales in the third quarter of 2025 were $12,021,194 compared to $13,803,340 in the third quarter of 2024. Total net sales for the first nine months of 2025 were $39,020,273 compared to $40,099,316 for the first nine months of 2024. The Company reported net income of $1,825,271 in the third quarter of 2025, compared to a net income of $2,185,312 in the third quarter of 2024. Total net sales decreased during the first nine months of 2025 as compared to same period in 2024 due to a decrease in the number of new retail homes sold in our Company owned retail sales centers during the first nine months of fiscal 2025 as compared to 2024 (195 versus 232) partially offset by an increase in the number of homes sold to independent dealers, which have lower margins than retail sales during 2025 (129 versus 99).

We believe that potential customers have delayed or deferred purchasing decisions when considering the higher interest rate environment and the uncertainty of the economy, which continues to negatively impact sales. There also remain delays in the receipt of certain key production materials from suppliers, as well as, back orders, price increases, tariffs and labor shortages which continue to cause delays in the completion of the homes at our manufacturing facility. We also continue to experience inflation in several building products resulting in increases in our material and labor costs. We expect these challenges will continue throughout fiscal year 2025 and into fiscal 2026.

The current demand for affordable manufactured housing in Florida and the U.S. has slowed. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2024 through July 2025 declined by approximately 12% from the same period last year.

The following table summarizes certain key sales statistics and percentage of gross profit for the three and nine months ended August 2, 2025 and August 3, 2024.

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
New homes sold through Company owned sales centers	63	79	195	232
Pre-owned homes sold through Company owned sales centers	2	2	2	5
Homes sold to independent dealers	37	36	129	99
Total new factory built homes produced	95	95	291	301
Average new manufactured home price - retail	$154,268	$145,496	$155,540	$147,979
Average new manufactured home price - wholesale	$69,246	$65,675	$69,683	$67,348
As a percent of net sales:
Gross profit from the Company owned retail sales centers	23%	25%	23%	24%
Gross profit from the manufacturing facilities -including intercompany sales	23%	25%	24%	23%

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

Insurance agent commission revenues in the third quarter of 2025 were $101,684 compared to $88,703 in the third quarter of 2024. Total insurance agent commission revenues for the first nine months of 2025 were $237,487 compared to $259,883 for the first nine months of 2024. Revenues are generated by new and renewal policies being written which affect agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at August 2, 2025 and November 2, 2024.

Gross profit as a percentage of net sales was 32% in the third quarter of 2025 compared to 33% in the third quarter of 2024 and was 32% for the first nine months of 2025 compared to 34% for the first nine months of 2024. The gross profit in the third quarter of 2025 was $3,848,186 compared to $4,606,600 in the third quarter of 2024 and was $12,450,387 for the first nine months of 2025 compared to $13,509,340 for the first nine months of 2024. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The gross profit as a percentage of net sales decreased due to an increase in the number of homes sold to independent dealers and a decrease in the number of homes sold at our Company owned retail sales centers that generate higher margins.

Selling, general and administrative expenses as a percent of net sales was 14% in the third quarter of 2025 compared to 15% for the third quarter of 2024 and was 13% for the first nine months of 2025 compared to 15% in the first nine months of 2024. Selling, general and administrative expenses in the third quarter of 2025 was $1,670,585 compared to $2,032,973 in the third quarter of 2024 and was $5,236,432 for the first nine months of 2025 compared to $5,976,683 for the first nine months of 2024. The dollar decrease in selling, general and administrative expenses for the first nine months of 2025 versus 2024 were due to decrease in the number of new home sold at our Company owned retail sales centers.

We earned interest income of $270,139 for the third quarter of 2025 compared to $318,253 for the third quarter of 2024. For the first nine months of 2025, interest income was $853,735 compared to $836,113 in the first nine months of 2024. The amount of interest income is primarily a function of change in the interest rates and the amount invested.

Our earnings from Majestic 21 in the third quarter of 2025 were $25,624 compared to $24,914, for the third quarter of 2024. The earnings for the first nine months of 2025 were $72,893 compared to $67,623 for the first nine months of 2024. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The Company received a one-time distribution of approximately $1.6 million in first quarter of 2024, representing our 50% of the excess capital in the portfolio. The earnings from the Majestic 21 loan portfolio vary quarter to quarter, but overall, the earnings will continue to decrease due to the amortization, maturity and payoff of the loans.

We received distributions from 21st Mortgage Corporation in the third quarter of 2025 of $36,094 compared to $47,339 in the third quarter of 2024 and $116,312 for the first nine months of 2025 compared to $147,155 for the first nine months of 2024. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relating to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received. The earnings from the FRSA loan portfolio will vary quarter to quarter, but will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income in the third quarter of 2025 of $2,493,117 as compared to $2,927,213 in the third quarter of 2024. The pre-tax income for the first nine months of 2025 was $8,168,256 as compared to $8,773,299 in the first nine months of 2024.

The Company recorded an income tax expense in the amount of $667,846 in the third quarter of 2025 as compared to $741,901 in third quarter 2024. Income tax expense for the nine months of 2025 was $2,070,243 compared to $2,223,591 for the nine months of 2024.

We reported net income of $1,825,271 for the third quarter of 2025 or $0.56 per share, compared to $2,185,312 or $0.67 per share, for the third quarter of 2024. For the first nine months of 2025 net income was $6,098,013 or $1.87 per share (diluted $1.86) compared to $6,549,708 or $2.00 per share (basic and diluted) in the first nine months of 2024.

Liquidity and Capital Resources

Cash and cash equivalents were $14,362,469 at August 2, 2025 compared to $13,521,296 at November 2, 2024. Certificates of deposit were $12,174,266 at August 2, 2025 compared to $13,021,839 at November 2, 2024. Short-term investments were $564,681 at August 2, 2025 compared to $680,017 at November 2, 2024. Working capital was $44,799,769 at August 2, 2025 as compared to $42,927,149 at November 2, 2024. A cash dividend was paid from our cash reserves in April 2025 in the amount of $1.25 per share ($4,086,247). The Company received approximately $1.6 million in the first quarter of 2024, from 21st Mortgage Corporation, representing our 50% of the excess capital in the portfolio. Prestige new home inventory was $17,058,767 at August 2, 2025 compared to $18,475,931 at November 2, 2024. Prestige has fifty one (51) ($4.1 million) new homes that are included in inventory and are in the field waiting to be completed and closed. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned homes, and do not incur any third-party floor plan financing expenses.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary for its operations. The Company also has approximately $4.7 million of cash surrender value of life insurance which it would be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of August 2, 2025, the Company continued to report a strong balance sheet which included total assets of approximately $65.6 million which was funded primarily by stockholders’ equity of approximately $58.7 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of August 2, 2025.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1, 3 and 4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the third quarter ended August 2, 2025.

Item 5. Other Information

During the three months ended August 2, 2025 no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

NOBILITY HOMES, INC.

DATE: September 15, 2025	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: September 15, 2025	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President,
and Chief Financial Officer

DATE: September 15, 2025	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer