Form 10-K
period 2025-11-01
NOBILITY HOMES INC
filed 2026-01-30
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2025

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

Title of Class	Shares Outstanding on January 30, 2026
Common Stock	3,153,665

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Definitive proxy statement for Annual Meeting of Shareholders to be held March 6, 2026	Part III, Items 10-14

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

Manufactured Homes

Nobility’s homes are available in approximately 100 active models sold under the trade names “Kingswood,” “Richwood,” “Tropic Isle,” “Regency Manor,” and “Tropic Manor.” The homes, ranging in size from 464 to 2,650 square feet and containing from one to five bedrooms, are available in:

•
Single-wide widths of 12, 14, and 16 feet ranging from 35 to 72 feet in length.
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

Nobility’s manufacturing plant utilizes assembly line techniques in manufactured home production. The plant manufactures and assembles the floors, sidewalls, end walls, roofs and interior cabinets for their homes. Nobility purchases, from outside suppliers, various other components that are built into its homes including the axles, frames, tires, doors, windows, pre-finished sidings, plywood, ceiling panels, lumber, rafters, insulation, gypsum board, appliances, lighting and plumbing fixtures, carpeting and draperies. Nobility is not dependent upon any one particular supplier for its raw materials or component parts and is not required to carry significant amounts of inventory to assure itself of a continuous allotment of goods from suppliers. Nobility in fiscal year 2025 continued to experience limitations being placed on certain key production materials from suppliers, the delay or lack of key components from vendors as well as back orders, delayed shipments, price increases and labor shortages.

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

Retail Sales

Prestige, our wholly owned subsidiary, operates ten retail sales centers in north and central Florida. Sales by Prestige accounted for 80% and 88% of Nobility’s sales during fiscal years 2025 and 2024, respectively.

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

The retail sale of manufactured homes is a highly competitive business. Because of the number of retail sales centers located throughout Nobility’s market area, potential customers typically can find several sales centers within a 100-mile radius of their present home. We competes with over 80 other retailers in its primary market area, some of which may have greater financial resources than us. In addition, manufactured homes also compete with site-built housing.

Prestige does not itself finance customers’ new home purchases. Financing for home purchases has historically been available from other independent sources that specialize in manufactured housing lending and banks that finance manufactured home purchases. Prestige and Nobility are not required to sign any recourse agreements with any of these retail financing sources.

Insurance and Financial Services

Mountain Financial, Inc., is an independent insurance agent and licensed mortgage loan originator. Its principal activity is providing retail insurance services, which involves placing various types of insurance, including property and casualty, automobile and extended home warranty coverage, with insurance underwriters on behalf of its Prestige customers in connection with their purchase and financing of manufactured homes. As agent, we solely assist our customers in obtaining various types of insurance and extended warranty coverage with insurance underwriters. As such, we have no agreements with homeowners and/or third-party insurance companies other than agency agreements with various insurance carriers. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations for fiscal years 2025 and 2024.

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

We continue to experienced inflation and shortages in many material products, and difficulty in hiring additional and retaining production workers, with no immediate relief in sight, that have resulted in corresponding increases to our material and labor costs. The Company is monitoring these issues and has adjusted our selling prices accordingly to help offset the higher costs.

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

Employees

As of January 5, 2026, the Company had 143 full-time employees, including 29 employed by Prestige. 89 employees are factory personnel compared to 88 in such positions a year ago and 54 are in management, administrative, supervisory, sales and clerical positions compared to 62 a year ago. In addition, Nobility employs part-time employees when necessary.

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

As of January 30, 2026, Nobility owned one manufacturing plant as follows:

Location	Approximate Size
3741 SW 7th Street Ocala, Florida	72,000 sq. ft.

Nobility’s Ocala facility is located on approximately 35.5 acres of land on which an additional two-story structure adjoining the plant serves as Nobility’s corporate offices. The plant, which is of metal construction, is in good condition and requires little maintenance. In October of 2024 the Company completed an 11,900 square foot frame shop constructed of concrete block and metal to manufacture steel frames for our homes, and started manufacturing frames in February 2025.

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

Holders

At January 30, 2026 the approximate number of holders on record of common stock was 82 (not including individual participants in security position listings).

Dividends

The Board of Directors declared a one-time cash dividend of $1.25 per common share for fiscal year 2024 paid to stockholders of record as of March 31, 2025, and a one-time cash dividend of $1.50 per common share for fiscal year 2023 paid to stockholders of record as of March 25, 2024. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

The following table represents information with respect to purchases by the Company of its common stock during the three months ended November 1, 2025.

	Total number		Toal number of shares	Maximum number of shares
	of shares	Average price	purchased as part of public	that may yet be purchased
Period	repurchased	paid per share	announced plans or programs*	under the plans or programs*
Aug 3 - Aug 31, 2025	9,200	$26.50	9,200	0
Sep 3 - Sep 30, 2025	6,133	$28.75	6,133	0
Oct 3 - Oct 31, 2025	0	$0.00	0	0

*The Company’s Board of Directors in March of 2025, authorized the Company to repurchase up to 200,000 shares of the Company’s common stock during fiscal year 2025 on the open market. During the twelve months ended November 1, 2025, the Company repurchased an aggregate of 15,333 shares of common stock. There were no shares of its common stock purchased in fiscal year 2024.

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

The interest rate environment’s future impact on the overall housing market and other factors impacting the Company, such as production work force and supply of certain building products are difficult to forecast for fiscal year 2026. These factors have had a negative impact on customer traffic (and corresponding sales) within our sales centers, operations of the manufacturing facility and our business partners throughout fiscal years 2025 and 2024.

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

The Company’s fiscal year ends on the first Saturday on or after October 31. The years ended November 1, 2025 (fiscal year 2025) and November 2, 2024 (fiscal year 2024) each consisted of a fifty-two-week period.

Results of Operations

Total net sales in fiscal year 2025 increased 1% to $52,667,970 compared to $51,933,622 in fiscal year 2024. The Company reported net income of $8,446,383 in fiscal year 2025, compared to a net income of $8,611,262 in fiscal year 2024. Although total net sales increased slightly in fiscal year 2025 as compared to the same period in 2024, the number of new retail homes sold in our Company owned retail sales centers decreased in fiscal 2025 as compared to 2024, which was offset by an increase in the number of homes sold to independent dealers in fiscal 2025 (which sales have lower margins than retail sales). In addition, we are building and selling lower-priced homes due to the higher interest rates on mortgages that we believe are negatively impacting sales as compared to the prior years. There also remain delays in the receipt of certain key production materials from suppliers, back orders, price increases and labor shortages which continue to cause delays in the completion of the homes at our manufacturing facility and the set-up process of retail homes in the field. We expect these challenges will continue into fiscal year 2026. The Company also continues to experience inflation in several building products resulting in increases in our material and labor costs which may increase the wholesale and retail selling prices of our homes. We believe that potential customers have delayed or deferred purchasing decisions when considering the interest rate environment and the demand has been impacted by weaker consumer confidence and ongoing affordability challenges, for our typical retail customers.

The current demand for affordable manufactured housing in Florida and the U.S. has slowed. According to the Florida Manufactured Housing Association, shipments for the industry in Florida for the period from November 2024 through October 2025 declined by approximately 9% compared to a decline of 3% for the same period last year.

The following table summarizes certain key sales statistics and percent of gross profit for the years ended November 1, 2025 and November 2, 2024

	November 1,	November 2,
	2025	2024
New homes sold through Company owned sales centers	257	295
Pre-owned homes sold through Company owned sales centers	3	5
Homes sold to independent dealers	172	129
Total new factory built homes produced	391	404
Average new manufactured home price - retail	$158,231	$150,219
Average new manufactured home price - wholesale	$71,384	$68,551
As a percent of net sales:
Gross profit from the Company owned retail sales centers	23%	23%
Gross profit from the manufacturing facilities - including intercompany sales	24%	23%

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

Insurance agent commissions in fiscal year 2025 were $314,105 compared to $342,254 in fiscal year 2024. Revenues are generated by new and renewal policies being written which affects agent commission earned. We have established appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 1, 2025 and November 2, 2024.

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

Gross profit as a percentage of net sales was 32% in fiscal year 2025 compared to 34% in fiscal year 2024. Our gross profit was $16,785,200 for fiscal year 2025 compared to $17,424,077 for fiscal year 2024. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The gross profit as a percentage of net sales decreased due to an increase in the number of homes sold to independent dealers that have lower margins and a decrease in the number of homes sold at our Company owned retail sales centers that generate higher margins.

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

Selling, general and administrative expenses as a percentage of net sales was 13% in fiscal year 2025 compared to 15% in fiscal year 2024. Selling, general and administrative expenses were $6,748,678 for fiscal year 2025 compared to $7,842,626 for fiscal year 2024. The dollar decrease in selling, general and administrative expenses for fiscal year 2025 versus 2024 were due to decrease in the number of new homes sold at our Company owned retail sales centers.

The Company earned interest in the amount of $1,119,101 in fiscal year 2025 compared to $1,126,951 in fiscal year 2024. The amount of interest income is primarily a function of change in the interest rates and the amount invested.

The Company earned $90,121 from its joint venture, Majestic 21, in fiscal year 2025 compared to $96,323 in fiscal year 2024. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio could vary year to year, but overall, the earnings will continue to decrease due to the amortization, maturity and payoff of the loans.

We received $126,759 in fiscal year 2025 and $147,155 in fiscal year 2024 under an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company as received, which has been the Company’s past practice due to the uncertainty of the receipts. The earnings overall from the FRSA loan portfolio will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income of $11,297,239 in fiscal year 2025 compared to a pre-tax income of $11,471,949 in fiscal year 2024.

The Company recorded an income tax expense of $2,850,856 in fiscal year 2025 compared to $2,860,687 in fiscal year 2024.

Net income in fiscal year 2025 was $8,446,383 or $2.59 per share ($2.58 diluted), and net income in fiscal year 2024 was $8,611,262 or $2.63 per basic and diluted share.

Liquidity and Capital Resources

Cash and cash equivalents were $13,230,504 at November 1, 2025 compared to $13,521,296 at November 2, 2024. Certificates of deposit were $13,109,325 at November 1, 2025 compared to $13,021,839 at November 2, 2024. Short-term investments were $583,128 at November 1, 2025 compared to $680,017 at November 2, 2024. Working capital was $46,866,425 at November 1, 2025 compared to $42,927,149 at November 2, 2024. A cash dividend was paid from our cash reserves in April 2025 in the amount of $1.25 per share ($4,086,247) and in April 2024 in the amount of $1.50 per share ($4,903,243). Prestige new home inventory was $16,605,049 at November 1, 2025 compared to $18,475,932 at November 2, 2024. We own the entire inventory for our Prestige retail sales centers which includes new, pre-owned and repossessed or foreclosed homes and do not incur any third-party floor plan financing expenses. In February 2025 the Company started manufacturing steel frames for our homes in the 11,900 square foot building at our manufacturing facility, which was completed in fiscal 2024 for an approximate cost of $1,752,600 for the building and equipment. In the first quarter of fiscal 2024, the Company received a distribution of $1.6 million from 21st Mortgage Corporation, representing our share of excess capital in the portfolio.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary for its operations. The Company also has approximately $4.8 million of cash surrender value of life insurance which it would be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of November 1, 2025, the Company continued to report a strong balance sheet which included total assets of approximately $67.1 million which was funded primarily by stockholders’ equity of approximately $60.7 million.

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

Critical Accounting Policies and Estimates

Inventories – New home inventory is carried at a lower of cost or net realizable value. Capitalized manufacturing costs on retail manufactured homes built by the Company are valued at manufacturing cost, including materials, labor, and manufacturing overhead, or net purchase price if acquired from unaffiliated third parties. The Company estimates manufacturing costs based on an original bill of materials which may or may not have been recently updated. For bills of materials that have not been recently updated, the Company estimates manufacturing cost based on changes in current material prices and labor and overhead rates since the last update of the standard cost. These estimates involved especially challenging, subjective, and complex judgment due to the estimation uncertainty and the extent of effort required to evaluate management’s assumptions and supporting data.

See Note 6 "Inventories" to the Company’s financial statement included herein.

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 1, 2025, we are not involved in any material unconsolidated entities (other than the Company’s investments in Majestic 21).

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

To the Board of Directors and

Stockholders of Nobility Homes, Inc.

Ocala, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. (the “Company”) as of November 1, 2025, the related consolidated statement of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 1, 2025, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Description of Matter

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

Capitalized Manufacturing Costs in New Home Inventory

As described in Note 1 to the consolidated financial statements, the Company values new home inventory at the lower of cost or net realizable value. Capitalized manufacturing costs on retail manufactured homes built by the Company are valued at manufacturing cost, including materials, labor, and manufacturing overhead, or net purchase price if acquired from unaffiliated third parties.

We identified the estimation of manufacturing cost on homes manufactured by the Company that remain in inventory as a critical audit matter. The Company estimates manufacturing costs based on an original bill of materials which may or may not have been recently updated. For bills of materials that have not been recently updated, the Company estimates manufacturing cost based on changes in current material prices and labor and overhead rates since the last update of the standard cost. Auditing these estimates involved especially challenging, subjective, and complex auditor judgment due to the estimation uncertainty and the extent of effort required to evaluate management’s assumptions and supporting data.

How we Addressed the Matter in our Audit

We gained an understanding of, and evaluated the design and implementation of, internal controls over management’s inventory cost estimation process.

We evaluated management’s cost variation assumptions used to estimate manufacturing costs for bills of materials that had not been recently updated by reviewing relevant pricing indexes and other market indicators for changes in construction and material costs between the date the bill of materials was established and the manufacturing dates.

We performed current inventory price testing of selected material purchases and tested current labor and overhead rates. We compared the results of our material price testing, and our labor and overhead rate testing, to the historical costs and rates included in the applicable bills of materials to assess the reasonableness of management’s estimated cost adjustments since the last standard cost update.

We performed analytical procedures to evaluate the reasonableness of capitalized costs by comparing the Company’s estimated manufacturing cost for certain manufactured homes to the Company’s acquisition cost of comparable manufactured homes purchased from unaffiliated third parties.

/s/ dbbmckennon
We have served as the Company’s auditor since 2025
San Diego, California
January 30, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nobility Homes, Inc.

Ocala, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Nobility Homes, Inc. (the Company) at November 2, 2024, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended November 2, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at November 2, 2024, and the results of its operations and its cash flows for the year ended November 2, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hancock Askew & co., LLP

Jacksonville, Florida

January 30, 2025

PCAOBID # 794

We have served as the Company’s auditor from 2024 through August 19th, 2025

Nobility Homes, Inc.

Consolidated Balance Sheets

November 1, 2025 and November 2, 2024

	November 1,	November 2,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$13,230,504	$13,521,296
Certificates of deposit	13,109,325	13,021,839
Short-term investments at fair value	583,128	680,017
Accounts receivable - trade	4,602,671	2,935,517
Mortgage notes receivable	3,645	4,505
Inventories	19,733,235	21,039,344
Prepaid expenses and other current assets	2,000,403	1,727,034
Total current assets	53,262,911	52,929,552

Property, plant and equipment, net	8,230,055	8,280,695
Mortgage notes receivable, less current portion	143,373	141,728
Other investments	553,752	463,633
Property held for resale	26,590	26,590
Deferred income taxes	—	60,628
Cash surrender value of life insurance	4,772,430	4,539,813
Other assets	156,287	156,287
Total assets	$67,145,398	$66,598,926

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$586,001	$753,317
Accrued compensation	765,853	800,013
Accrued expenses and other current liabilities	1,590,827	1,826,042
Income taxes payable	658,461	692,303
Customer deposits	2,795,344	5,930,728
Total current liabilities	6,396,486	10,002,403
Deferred income taxes	34,069	—
Total liabilities	6,430,555	10,002,403

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.10 par value, 500,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,253,665 and 3,268,829 shares outstanding, respectively	536,491	536,491
Additional paid in capital	11,316,595	11,140,687
Retained earnings	79,037,919	74,677,783
Less treasury stock at cost, 2,111,242 and 2,096,078 shares, respectively	(30,176,162)	(29,758,438)
Total stockholders' equity	60,714,843	56,596,523
Total liabilities and stockholders' equity	$67,145,398	$66,598,926

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Income

For the years ended November 1, 2025 and November 2, 2024

	November 1,	November 2,
	2025	2024
Net sales	$52,667,970	$51,933,622

Cost of sales	(35,882,770)	(34,509,545)

Gross profit	16,785,200	17,424,077

Selling, general and administrative expenses	(6,748,678)	(7,842,626)

Operating income	10,036,522	9,581,451

Other income (expense):
Interest income	1,119,101	1,126,951
Undistributed earnings in joint venture - Majestic 21	90,121	96,323
Proceeds received under escrow arrangement	126,759	147,155
(Decrease) increase in fair value of equity investment	(96,889)	152,118
Gain on disposal of property	1,000	146,000
Miscellaneous	20,625	221,951
Total other income	1,260,717	1,890,498

Income before provision for income taxes	11,297,239	11,471,949

Income tax expense	(2,850,856)	(2,860,687)

Net income	$8,446,383	$8,611,262

Weighted average number of shares outstanding:
Basic	3,266,115	3,268,829
Diluted	3,272,941	3,279,479

Net income per share:
Basic	$2.59	$2.63
Diluted	$2.58	$2.63

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended November 1, 2025 and November 2, 2024

	Common	Common	Additional	Retained	Treasury
	Stock Shares	Stock	Paid-in-Capital	Earnings	Stock	Total
Balance at November 2, 2024	3,268,829	$536,491	$11,140,687	$74,677,783	$(29,758,438)	$56,596,523
Cash dividend $1.25 per common share	—	—	—	(4,086,247)	—	(4,086,247)
Purchase of treasury stock	(15,333)	—	—	—	(420,124)	(420,124)
Stock-based compensation	169	—	175,908	—	2,400	178,308
Net income	—	—	—	8,446,383	—	8,446,383
Balance at November 1, 2025	3,253,665	$536,491	$11,316,595	$79,037,919	$(30,176,162)	$60,714,843

	Common	Common	Additional	Retained	Treasury
	Stock Shares	Stock	Paid-in-Capital	Earnings	Stock	Total
Balance at November 4, 2023	3,269,075	$536,491	$10,964,985	$70,969,764	$(29,754,942)	$52,716,298
Cash dividend $1.50 per common share	—	—	—	(4,903,243)	—	(4,903,243)
Stock-based compensation	(246)	—	175,702	—	(3,496)	172,206
Net income	—	-	—	8,611,262	—	8,611,262
Balance at November 2, 2024	3,268,829	$536,491	$11,140,687	$74,677,783	$(29,758,438)	$56,596,523

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Consolidated Statements of Cash Flows

For the years ended November 1, 2025 and November 2, 2024

	November 1,	November 2,
	2025	2024
Cash flows from operating activities:
Net income	$8,446,383	$8,611,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	230,413	170,413
Deferred income taxes	94,696	29,646
Undistributed earnings in joint venture - Majestic 21	(90,121)	(96,323)
Return on investment in joint venture-Majestic 21	—	1,600,889
Gain on disposal of property	(1,000)	(146,000)
Decrease (increase) in fair market value of equity investments	96,889	(152,118)
Stock-based compensation	178,308	172,206
Decrease (increase) in:
Accounts receivable - trade	(1,667,154)	(70,709)
Inventories	1,306,109	478,754
Prepaid expenses and other current assets	(273,369)	6,145
Interest receivable	(553,636)	(573,146)
(Decrease) increase in:
Accounts payable	(167,316)	(65,826)
Accrued compensation	(34,160)	(192,609)
Accrued expenses and other current liabilities	(235,215)	16,707
Income taxes payable	(33,839)	31,042
Customer deposits	(3,135,384)	(2,772,379)
Net cash provided by operating activities	4,161,604	7,047,954
Cash flows from investing activities:
Purchase of property, plant and equipment	(179,773)	(182,132)
Purchase certificates of deposit	(13,500,000)	(14,304,000)
Purchase of LMC stock for membership in buyer's group	—	(15,000)
Proceeds from certificates of deposit	13,366,000	11,496,000
Proceeds from disposal of property	1,000	146,000
Collections on interest receivable	600,150	563,594
Collections on mortgage notes receivable	(785)	919
Increase in cash surrender value of life insurance	(232,617)	(208,154)
Net cash provided by (used in) investing activities	53,975	(2,502,773)
Cash flows from financing activities:
Payment of cash dividend	(4,086,247)	(4,903,243)
Purchase of treasury stock	(420,124)	—
Net cash used in financing activities	(4,506,371)	(4,903,243)
Decrease in cash and cash equivalents	(290,792)	(358,062)
Cash and cash equivalents at beginning of year	13,521,296	13,879,358
Cash and cash equivalents at end of year	$13,230,504	$13,521,296

Supplemental disclosure of cash flows information:
Income taxes paid	$2,790,000	$2,800,000
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 1 Reporting Entity and Significant Accounting Policies

Description of Business and Principles of Consolidation – The consolidated financial statements include the accounts of Nobility Homes, Inc. (“Nobility”), its wholly-owned subsidiaries, Prestige Home Centers, Inc. (“Prestige”), and Prestige’s wholly-owned subsidiaries, Mountain Financial, Inc., an independent insurance agency and licensed mortgage loan originator and Majestic Homes, Inc., (collectively the “Company”). The Company is engaged in the manufacture and sale of manufactured and modular homes to various dealerships, including its own retail sales centers, and manufactured housing communities throughout Florida. The Company has a manufacturing plant in operation that is located in Ocala, Florida. At November 1, 2025, Prestige operated ten Florida retail sales centers: Ocala (2), Chiefland, Auburndale, Inverness, Hudson, Tavares, Yulee, Panama City and Punta Gorda.

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

Fiscal Year – The Company’s fiscal year ends on the first Saturday on or after October 31. The year ended November 1, 2025 (fiscal year 2025) consisted of a fifty-two-week period and the year ended November 2, 2024 (fiscal year 2024) consisted of a fifty-two-week period.

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

The Company recognizes revenues from its independent dealers upon receiving wholesale floor plan financing or establishing retail credit approval for terms, shipping of the home, and transferring title and risk of loss to the independent dealer. For wholesale shipments to independent dealers, the Company has no obligation to set up the home or to complete any other significant obligations. From time to time, the Company enters into bill-and-hold arrangements at the request of customers, in which delivery is deferred. Revenue is recognized at a point in time when the customer obtains control of the product, which the Company concludes occurs only when the arrangement has a substantive business purpose, the product is separately identified as the customer’s, is ready for physical transfer, and the Company cannot redirect the product to another customer.

The Company recognizes revenues from its wholly owned subsidiary, Mountain Financial, Inc., as follows: commission income (and fees in lieu of commissions) is recorded as of the effective date of insurance coverage or the commission receipt date, whichever is later. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to the receipt of the commission which, in many cases, is the Company’s first notification of amounts earned. The Company provides appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience, and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at November 1, 2025 and November 2, 2024.

Sales of homes to affiliated entities that are subject to contingent payment terms are considered inventory consignment arrangements. Revenue from such arrangements is recognized when the homes are sold to the end users and payment is collected by the affiliated entity.

See Note 4 “Related Party Transactions” to the Company’s financial statements included herein.

Revenues by Products and Services – Revenues by net sales from manufactured housing, pre-owned homes, and insurance agent commissions for the years ended November 1, 2025 and November 2, 2024.

The Company accounts for contract costs in accordance with ASC Topic 340-40, Contracts with Customers. The Company recognizes the cost of sales of a contract as expense when incurred or at the time a performance obligation is satisfied. The Company recognizes an asset from the costs to fulfil a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future and the costs are expected to be recovered. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained. These primarily include prepaid home site preparation costs As of November 1, 2025 and November 2, 2024, capitalized costs to fulfil contracts were $1,862,796 and $1,636,425, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets.

	November 1,	November 2,
	2025	2024
Manufactured housing	$52,257,776	$51,247,227
Pre-owned homes	96,089	344,141
Insurance agent commissions	314,105	342,254
Total net sales	$52,667,970	$51,933,622

Contract Balances – A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. The opening balance of accounts receivable – trade as of November 4, 2023 was $2,864,808. Significant movements in the customer deposits balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenue recognized in the period. The opening balance of customer deposits as of November 4, 2023 was $8,703,107. Substantially all customer deposits from the previous year were recognized as revenue in the following year.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents – The Company considers all money market accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Certificates of Deposit – Certificates of deposits are recorded at cost plus accrued interest.

Accounts Receivable – Accounts receivable are stated at net realizable value. An allowance for credit losses is provided based on prior collection experiences and management’s analysis of specific accounts, as well as current economic conditions and forecasts that affect the collectability of the reported amount. At November 1, 2025 or November 2, 2024, in the opinion of management, no material accounts were considered uncollectible and, accordingly, no allowance was deemed necessary.

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

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s consolidated balance sheets. The Company had no consigned inventory as of November 1, 2025 and November 2, 2024.

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

Investment in Majestic 21 – Majestic 21 was formed in 1997 as a joint venture with our joint venture partner, an unrelated entity, 21st Mortgage Corporation (“21st Mortgage”). Transactions in which our ownership share meets the criteria for the equity method investments under ASC 323 are accounted for using the equity method of accounting whereby our proportionate share of the joint venture’s net income (loss) is reported in the consolidated statements of income as undistributed earnings in joint venture - Majestic 21. At the balance sheet date, our investments in this joint venture is reported in the consolidated balance sheets as other investments. We have been allocated our share of net income and distributions on a 50/50 basis since Majestic 21’s formation. While Majestic 21 has been deemed to be a variable interest entity, the Company only holds a 50% interest in this entity and all allocations of profit and

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

loss are on a 50/50 basis. Since all allocations are to be made on a 50/50 basis and joint decisions with the joint venture partner are made which most significantly impact Majestic 21 economic performance therefore, the Company is not required to consolidate Majestic 21 with the accounts of Nobility Homes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 810, “Consolidations” (ASC 810). Management believes that the Company’s maximum exposure to loss as a result of its involvement with Majestic 21 is its investment in the joint venture. Based on management’s evaluation, there was no impairment of this investment at November 1, 2025 or November 2, 2024.

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

Warranty Costs – The Company provides a warranty as the manufactured homes are sold. Amounts related to these warranties for the years ended November 1, 2025 and November 2, 2024.

	November 1,	November 2,
	2025	2024
Beginning accrued warranty expense	$161,000	$125,000
Less: reduction for payments	(709,499)	(659,625)
Plus: additions to accrual	726,499	695,625
Ending accrued warranty expense	$178,000	$161,000

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

Rebate Program – The Company has a rebate program for some dealers based upon the number and type of home purchased, which pays rebates based upon sales volume to the dealers. Volume rebates are recorded as a reduction of sales in the accompanying consolidated financial statements. The rebate liability is calculated and recognized as eligible homes are sold based upon factors surrounding the activity and prior experience of specific dealers and is included in accrued expenses in the accompanying consolidated balance sheets. There were no rebates earned by dealers during fiscal years 2025 and 2024.

Advertising – Advertising for Prestige retail sales centers consists primarily of internet, newspaper, radio and television advertising. All costs are expensed as incurred. Advertising expenses amounted to approximately $171,879 and $188,516 for the fiscal years 2025 and 2024, respectively.

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

Major Customers –There were no customers that accounted for more than 10% of our total net sales in fiscal year 2025 or 2024. Accounts receivable due from customers which own multiple retirement communities in our market area in which 3 customers accounted for 82% at November 1, 2025 and 2 customers accounted for 74% at November 2, 2024.

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

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

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

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. This standard was effective for the Company beginning November 3, 2024. There was no impact on our consolidated financial statements

Recently Issued Accounting Standards – In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid to the U.S. Government. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). We are assessing the effect of this update on our consolidated financial statement disclosures.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures. This ASU provides guidance to public companies regarding footnote disclosures of natural expense components (such as employee compensation, depreciation, and amortization) included within each relevant income statement expense caption. The guidance is effective for public companies for fiscal years beginning after December 15, 2026. We are assessing the effect of this update on our consolidated financial statement disclosures.

NOTE 2 Investments

The following is a summary of short-term investments for the years ended November 1, 2025 and November 2, 2024.

	November 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$415,198	$-	$583,128

	November 2, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$512,087	$-	$680,017

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

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

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

The following table represents the Company’s financial assets and liabilities which are carried at fair value for the years ended November 1, 2025 and November 2, 2024.

	November 1, 2025
	Level 1	Level 2	Level 3
Equity securities in a public company	$583,128	$-	$-

	November 2, 2024
	Level 1	Level 2	Level 3
Equity securities in a public company	$680,017	$-	$-

NOTE 4 Related Party Transactions

Affiliated Entities

TLT, Inc. – Our President and Chairman of the Board of Directors (“President”) and the Executive Vice President each own 50% of the stock of TLT, Inc. TLT, Inc. is the general partner of limited partnerships which are developing manufactured housing communities in Central Florida (the “TLT Communities”). Our President owns between a 24.75% and a 56.0% direct and indirect interest in each of these limited partnerships. Our Executive Vice President owns between a 23.0% and a 57.75% direct and indirect interest in each of these limited partnerships. The TLT Communities have purchased manufactured homes exclusively from the Company since 1990. Sales to TLT Communities were not significant during fiscal years 2025 and 2024.

In January 2026, the Company repurchased 100,000 shares of common stock from our President at $29.70 per share.

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

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 6 Inventories

A breakdown of the elements of inventory for the years ended November 1, 2025 and November 2, 2024.

	November 1,	November 2,
	2025	2024
Raw materials	$1,246,972	$1,180,659
Work-in-process	169,467	144,959
Finished homes - Nobility manufactured	11,836,197	12,126,215
Finished homes - Other manufactures	4,768,852	6,349,717
Pre-owned homes	1,471,432	962,209
Model home furniture	240,315	275,585
Inventories	$19,733,235	$21,039,344

NOTE 7 Property, Plant and Equipment

Property, plant and equipment, along with their estimated useful lives and related accumulated depreciation are summarized for the years ended November 1, 2025 and November 2, 2024.

	Range of Lives in	November 1,	November 2,
	Years	2025	2024
Land	-	$4,872,382	$4,872,382
Land improvements	10-20	1,568,050	1,277,025
Buildings and improvements	15-40	3,934,190	2,587,645
Machinery and equipment	3-10	1,357,437	1,089,934
Furniture and fixtures	3-10	301,889	301,889
Frame shop (construction in progress)	-	—	1,753,375
		12,033,948	11,882,250
Less accumulated depreciation		(3,803,893)	(3,601,555)
		$8,230,055	$8,280,695

Depreciation expenses during the years ended November 1, 2025 and November 2, 2024 totaled $230,413 and $170,413, respectively.

NOTE 8 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised for the years ended November 1, 2025 and November 2, 2024.

	November 1,	November 2,
	2025	2024
Accrued warranty expense	$178,000	$161,000
Accrued property and sales taxes	331,484	325,154
Other accrued expenses	1,081,343	1,339,888
Total accrued expenses and other current liabilities	$1,590,827	$1,826,042

NOTE 9 Proceeds Received Under Escrow Arrangement

The Company received $126,759 in fiscal year 2025 and $147,155 in fiscal year 2024 under an escrow arrangement related to a Finance Revenue Sharing Agreement between 21st Mortgage Corporation and the Company. The distributions from the escrow account, related to certain loans financed by 21st Mortgage Corporation, are recorded in income by the Company when received, which has been the Company’s past practice.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

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

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of Florida. The Company’s income tax returns for the past three years are subject to examination by tax authorities and may change upon examination. We have no open tax examinations.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. We recognize interest and penalties relating to income taxes as components of income tax expense. At November 1, 2025 and November 2, 2024, management has determined there are no material uncertain tax positions, and does not anticipate any significant change within twelve months of this reporting date.

The provision for income taxes for the years ended November 1, 2025 and November 2, 2024.

	November 1,	November 2,
	2025	2024
Current tax expense:
Federal	$2,145,767	$2,219,829
State	610,393	611,212
Deferred tax (benefit)	94,696	29,646
Provision for income taxes	$2,850,856	$2,860,687

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended at November 1, 2025 and November 2, 2024.

	November 1,	November 2,
	2025	2024
Provision—federal statutory tax rate	$2,372,420	$2,406,200
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	490,865	497,854
Other	(12,429)	(43,367)
Provision for income taxes	$2,850,856	$2,860,687

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities for the years ended November 1, 2025 and November 2, 2024.

	November 1,	November 2,
	2025	2024
Deferred tax assets:
Prepaid Expenses	$15,150	$15,150
Accrued expenses	172,905	216,892
Other assets	15,510	24,611
Stock-based compensation	133,130	89,223
Total deferred tax assets	336,695	345,876
Deferred tax liabilities:
Depreciation	(214,645)	(105,190)
Carrying value of investments	(105,843)	(130,400)
Amortization	(39,611)	(39,610)
Prepaid expenses	(10,665)	(10,048)
Net deferred tax assets (liabilities)	$(34,069)	$60,628

These amounts are included in the accompanying consolidated balance sheets under the following captions for the years ended November 1, 2025 and November 2, 2024.

	November 1,	November 2,
	2025	2024
Non-current assets (liabilities):
Deferred tax assets	336,695	345,876
Deferred tax liabilities	(370,764)	(285,248)
Net non-current deferred tax assets (liabilities)	(34,069)	60,628
Net deferred tax assets (liabilities)	$(34,069)	$60,628

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For fiscal years 2025 and 2024, the Company determined that a valuation reserve for the Company’s deferred tax assets was not considered necessary as the deferred tax assets were fully realizable.

NOTE 11 Stockholders’ Equity

Authorized preferred stock may be issued in series with rights and preferences designated by the Board of Directors at the time it authorizes the issuance of such stock. The Company has never issued any preferred stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. The Company repurchased 15,333 and 0 shares of its common stock in fiscal year 2025 and 2024 respectively. In fiscal year 2024, we reclassed 246 shares of common stock to treasury stock due to a cancellation of a stock award.

NOTE 12 Stock Option Plan

In June 2011, the Company’s Board of Directors adopted, and the Company’s shareholders later approved, the Nobility Homes, Inc. 2011 Stock Incentive Plan (the “Plan”), providing for the issuance of options to purchase shares of common stock, stock appreciation rights and other stock-based awards to employees and non-employee directors. A total of 300,000 shares were reserved for issuance under the Plan, all of which may be issued pursuant to the exercise of incentive stock options. The Plan was amended by the Board of Directors to extend the termination date from June 2021 until June 1, 2026. At November 1, 2025, 169,191 options were available for future grant under the Plan and 122,610 options were outstanding.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide a service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During fiscal years 2025 and 2024, the Company recognized compensation costs related to the vesting of stock options of approximately $178,308 and $172,206 respectively.

A summary of information with respect to options granted is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at November 4, 2023	74,258	$26.46	$565,155
Granted	29,850	32.00	308,649
Exercised	—	—	—
Canceled	16,748	25.41	117,613
Outstanding at November 2, 2024	87,360	$28.67	$756,191
Granted	35,250	33.00	566,207
Exercised	—	—	—
Canceled	—	—	—
Outstanding at November 1, 2025	122,610	$29.91	$701,571

The aggregate intrinsic value of exercisable Company options was $161,403, and the aggregate intrinsic value of all outstanding in-the-money options was $232,577 at November 1, 2025, which is the difference between the Company’s closing stock price on the last trading day of fiscal year 2025 and the exercise price times the number of shares, that would have been received by the option holder had the option holder exercised their options on November 1, 2025. As of November 1, 2025 the total unrecognized compensation cost related to outstanding options was approximately $665,000.

The fair value of each option is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the option. The expected volatility was determined considering the Company’s historical stock prices for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option. The risk-free interest rate was the rate available on zero coupon U.S. government obligations with a term equal to the expected life of the option. The expected life of the option was estimated based on the exercise history from previous grants. The shares outstanding were 122,610 and number of shares exercisable was 51,870.

The following table summarizes the Black Sholes input for the years ended November 1, 2025 and November 2, 2024.

	November 1,	November 2,
	2025	2024
Weighted average risk-free interest rate	4.41%	3.84%
Weighted average expected volatility	50.36%	45.61%
Weight average expected term (in years)	4.75	4.75
Exercise price	$33.00	$32.00
Estimated fair value of stock price	$33.00	$32.00

NOTE 13 Employee Benefit Plan

The Company has a defined contribution retirement plan (the “Plan”) qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers employees who have met certain service requirements. The Company makes a discretionary matching contribution, up to a maximum of 6% of an employee’s compensation. The contribution expense charged to operations amounted to approximately $252,598 and $226,004 in fiscal years 2025 and 2024, respectively.

Nobility Homes, Inc.

Notes to Consolidated Financial Statements

NOTE 14 Commitments and Contingent Liabilities

Operating Leases – The Company leases the property for two Prestige retail sales centers from various unrelated entities under operating lease agreements. One of the operating lease agreement is month to month and the other is a one year lease expiring in October 2026. The Company also leases certain equipment under unrelated operating leases.

Other Contingent Liabilities – Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Accordingly, the Company has an accrual provision of $19,000 for litigation settlements in the accompanying consolidated financial statements.

The Company does not maintain casualty insurance on some of its property, including the inventory at our retail centers, our plant machinery and plant equipment and is at risk for those types of losses.

NOTE 15 Subsequent Events

See Note 4 "Affiliated Entities" to the Company's financial statement included herein for repurchase of common shares from related party subsequent to November 1, 2025.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of November 1, 2025 based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that its internal controls were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the Company is a smaller reporting company.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans and Insider Trading Policies and Procedures

Directors and Executive Officers. Our directors, executive officers and employees are required to comply with our Insider Trading Policy, which prohibits trading on the basis of material non-public information. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”). During the three months ended November 1, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K..

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information is incorporated by reference pursuant to Instruction G of Form 10-K from its definitive proxy statement for the 2026 annual meeting of shareholders.

The following table provides the names, ages and business experience for the past five years for each of Nobility’s executive officers. Executive officers are each elected for one-year terms.

Executive Officers and Directors

Terry E. Trexler (86)	Chairman of the Board and President of Nobility since 1967; Mr. Trexler is also President of TLT, Inc.

Thomas W. Trexler (62)

Executive Vice President and Chief Financial Officer of Nobility since December 1994 Secretary since December 2025; President of Prestige Home Centers, Inc. since June 1995; Director of Prestige since 1993 and Vice President from 1991 to June 1995; President of Mountain Financial, Inc. since August 1992; Vice President of TLT, Inc. since September 1991.

Robert P. Saltsman (73)	Director since 1988. Mr. Saltsman is an attorney in private practice since 1983.
Arthur L. Havener, Jr. (59)..	Director since 2019. Mr. Havener is and has been since 2007 principal of Stampede Capital LLC, a real estate advisory and investment firm.
Lynn J Cramer, Jr. (80)......	Treasurer since 1980

Thomas W. Trexler, Executive Vice President, Secretary and Chief Financial Officer and a director, is the son of Terry E. Trexler, Nobility’s President and Chairman of the Board. There are no other family relationships between any directors or executive officers.

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

Item 11. Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2026 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2026 annual meeting of shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table displays equity compensation plan information for the year ended November 1, 2025. See Note 12 "Stock Option Plan" to the Company’s financial statement included herein.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	122,610	$29.91	169,191
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	122,610	$29.91	169,191

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2026 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from Nobility’s definitive proxy statement for the 2026 annual meeting of shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Consolidated Financial Statements and Schedules

Report of dbbmckennon

Report of Hancock Askew & Co., LLP

Consolidated Balance Sheets at November 1, 2025 and November 2, 2024

Consolidated Statements of Income for the Years Ended November 1, 2025 and November 2, 2024

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended November 1, 2025 and November 2, 2024

Consolidated Statements of Cash Flows for the Years Ended November 1, 2025 and November 2, 2024

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

(b)
Bylaws, as amended March 28, 1994 (filed as an exhibit to Nobility's Form 10-K for the fiscal year ended November 5, 2022 and incorporated herein by reference).
4.1.
Description of Securities (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 2, 2024 and incorporated herein by reference).

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

19.1 Nobility Homes Insider Trading Policy (filed as an exhibit to Nobility’s Form 10-K for the fiscal year ended November 2, 2024 and incorporated herein by reference).

21.1.
Subsidiaries of Nobility.

23.1 Consent of dbbmckennon

23.2 Consent of Hancock Askew & Co., LLP

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

NOBILITY HOMES, INC.

DATE: January 30, 2026	By: /s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer (Principal Executive Officer)

DATE: January 30, 2026	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: January 30, 2026	By: /s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: January 30, 2026	By: /s/ Terry E. Trexler
Terry E. Trexler, Director

DATE: January 30, 2026	By: /s/ Thomas W. Trexler
Thomas W. Trexler, Director

DATE: January 30, 2026	By: /s/ Robert P. Saltsman
Robert P. Saltsman, Director

DATE: January 30, 2026	By: /s/ Arthur L. Havener
Arthur L. Havener, Director