Form 10-Q
period 2026-01-31
NOBILITY HOMES INC
filed 2026-03-17
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on March 17, 2026
Common Stock	3,153,665

NOBILITY HOMES, INC.

INDEX

		Page Number

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of January 31, 2026 (Unaudited) and November 1, 2025	4

	Condensed Consolidated Statements of Income for the three months ended January 31, 2026 (Unaudited) and February 1, 2025 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended January 31, 2026 (Unaudited) and February 1, 2025 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2026 (Unaudited) and February 1, 2025 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	13

PART II.	Other Information	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

	January 31, 2026	November 1, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,083,302	$13,230,504
Certificates of deposit	14,184,546	13,109,325
Short-term investments at fair value	622,994	583,128
Accounts receivable - trade	3,950,239	4,602,671
Mortgage notes receivable	5,287	3,645
Inventories	20,267,781	19,733,235
Prepaid expenses and other current assets	1,925,924	2,000,403
Total current assets	52,040,073	53,262,911
Property, plant and equipment, net	8,163,330	8,230,055
Mortgage notes receivable, less current portion	141,885	143,373
Other investments	579,943	553,752
Property held for resale	26,590	26,590
Cash surrender value of life insurance	4,838,430	4,772,430
Other assets	156,287	156,287
Total assets	$65,946,538	$67,145,398
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$686,746	$586,001
Accrued compensation	411,291	765,853
Accrued expenses and other current liabilities	1,403,404	1,590,827
Income taxes payable	526,191	658,461
Customer deposits	3,451,530	2,795,344
Total current liabilities	6,479,162	6,396,486
Deferred income taxes	34,069	34,069
Total liabilities	6,513,231	6,430,555
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,153,665 and 3,253,665 shares outstanding	536,491	536,491
Additional paid in capital	11,376,733	11,316,595
Retained earnings	80,666,245	79,037,919
Less treasury stock at cost, 2,211,242 and 2,111,242 shares, respectively	(33,146,162)	(30,176,162)
Total stockholders’ equity	59,433,307	60,714,843
Total liabilities and stockholders’ equity	$65,946,538	$67,145,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	January 31, 2026	February 1, 2025
Net sales	$10,502,846	$12,241,742
Cost of sales	(7,305,740)	(8,270,957)
Gross profit	3,197,106	3,970,785
Selling, general and administrative expenses	(1,369,656)	(1,676,650)
Operating income	1,827,450	2,294,135
Other income (expense):
Interest income	255,849	285,278
Undistributed earnings in joint venture - Majestic 21	26,191	25,805
Proceeds received under escrow arrangement	21,446	38,152
Increase (decrease) in fair market value of equity investment	39,866	(2,916)
Gain on disposal of property, plant and equipment	1,000	—
Miscellaneous	9,330	8,759
Total other income	353,682	355,078
Income before provision for income taxes	2,181,132	2,649,213
Income tax expense	(552,806)	(668,791)
Net income	$1,628,326	$1,980,422
Weighted average number of shares outstanding:
Basic	3,250,368	3,268,829
Diluted	3,256,535	3,277,204
Net income per share:
Basic	$0.50	$0.61
Diluted	$0.50	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended January 31, 2026 and February 1, 2025

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 1, 2025	3,253,665	$536,491	$11,316,595	$79,037,919	$(30,176,162)	$60,714,843
Purchase of treasury stock	(100,000)	-	-	-	(2,970,000)	(2,970,000)
Stock-based compensation	—	—	60,138	—	—	60,138
Net income	—	—	—	1,628,326	—	1,628,326
Balance at January 31, 2026	3,153,665	$536,491	$11,376,733	$80,666,245	$(33,146,162)	$59,433,307

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 2, 2024	3,268,829	$536,491	$11,140,687	$74,677,783	$(29,758,438)	$56,596,523
Stock-based compensation	—	—	40,254	—	—	40,254
Net income	—	—	—	1,980,422	—	1,980,422
Balance at February 1, 2025	3,268,829	$536,491	$11,180,941	$76,658,205	$(29,758,438)	$58,617,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31, 2026	February 1, 2025
Cash flows from operating activities:
Net income	$1,628,326	$1,980,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,160	42,576
Undistributed earnings in joint venture - Majestic 21	(26,191)	(25,805)
Gain on disposal of property, plant and equipment	(1,000)	—
(Increase) decrease in fair market value of equity investment	(39,866)	2,916
Stock-based compensation	60,138	40,254
Decrease (increase) in:
Accounts receivable - trade	652,432	1,013,502
Inventories	(534,546)	765,079
Prepaid expenses and other current assets	74,479	37,509
Interest receivable	(133,640)	(146,066)
(Decrease) increase in:
Accounts payable	100,745	14,974
Accrued compensation	(354,562)	(176,179)
Accrued expenses and other current liabilities	(187,423)	(322,625)
Income taxes payable	(132,270)	(76,210)
Customer deposits	656,186	(732,481)
Net cash provided by operating activities	1,829,968	2,417,866
Cash flows from investing activities:
Purchase of property, plant and equipment	(435)	(117,198)
Purchase of certificates of deposit	(3,500,000)	(1,500,000)
Proceeds from certificates of deposit	2,500,000	1,920,000
Proceeds disposal of property, plant and equipment	1,000	—
Collections on interest receivable	58,419	99,644
Collections on mortgage notes receivable	(154)	476
Increase in cash surrender value of life insurance	(66,000)	(51,000)
Net cash (used in) provided by investing activities	(1,007,170)	351,922
Cash flows from financing activities:
Purchase of treasury stock	(2,970,000)	—
Net cash (used in) financing activities	(2,970,000)	—
(Decrease) Increase in cash and cash equivalents	(2,147,202)	2,769,788
Cash and cash equivalents at beginning of period	13,230,504	13,521,296
Cash and cash equivalents at end of period	$11,083,302	$16,291,084
Supplemental disclosure of cash flows information:
Income taxes paid	$685,000	$745,000
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three months ended January 31, 2026 and February 1, 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended January 31, 2026, are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2025.

Note 2 Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid to the U.S. Government. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026) and will be adopted for the Company's year-end reporting. The Company is currently assessing the effect this update may have on its consolidated financial statement disclosures.

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

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s consolidated balance sheets. The Company had no consigned inventory as of January 31, 2026 and November 1, 2025.

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

NOBILITY HOMES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A breakdown of the elements of inventory at January 31, 2026 and November 1, 2025 is as follows:

	January 31,	November 1,
	2025	2025
	(Unaudited)
Raw materials	$1,286,075	$1,246,972
Work-in-process	159,978	169,467
Finished homes - Nobility manufactured	12,046,007	11,836,197
Finished homes - Other manufactured	5,026,993	4,768,852
Pre-owned homes	1,527,915	1,471,432
Model home furniture	220,813	240,315
Inventories	$20,267,781	$19,733,235

Note 4 Short-term Investments

The following is a summary of short-term investments at January 31, 2026 and November 1, 2025.

	January 31, 2026
	(Unaudited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$455,064	$—	$622,994

	November 1, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$415,198	$—	$583,128

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

NOBILITY HOMES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables represent the Company’s financial assets and liabilities which are carried at fair value at January 31, 2026 and November 1, 2025.

	January 31, 2026
	(Unaudited)
	Level 1	Level 2	Level 3
Equity securities in a public company	$622,994	$—	$—

	November 1, 2025
	Level 1	Level 2	Level 3
Equity securities in a public company	$583,128	$—	$—

Note 6 Net Income per Share

These condensed consolidated financial statements include “basic” and “diluted” net income per share information for all periods presented. The basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding (see the condensed consolidated statement of income for weighted average shares outstanding for each period). The diluted net income per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive common shares, which are the result of outstanding stock options. The Company reported net income of $1,628,326 for the first quarter of 2026 or $0.50 per share (basic and diluted), compared to $1,980,422 or $0.61 per share ($0.60 diluted) for the first quarter of 2025. For the three-month periods ended January 31, 2026 and February 1, 2025, the Company had 107,900 and 45,400 unexercised stock options outstanding, respectively, that were anti-dilutive.

Note 7 Revenues by Products and Services

The Company operates in one business segment, which is manufactured housing and ancillary services.

Revenues by net sales from manufactured housing homes and insurance agent commissions for the three months ended January 31, 2026 and February 1, 2025 are as follows.

	Three Months Ended
	(Unaudited)
	January 31,	February 1,
	2026	2025
Manufactured housing
Homes sold through Company owned sales centers	$6,990,417	$10,648,928
Homes sold to independent dealers and through manufactured home parks, net	3,433,532	1,534,440
	10,423,949	12,183,368
Insurance agent commissions	78,897	58,374
Total net sales	$10,502,846	$12,241,742

Note 8 Related Party Transaction

In January 2026, the Company repurchased 100,000 shares of common stock from our President at $29.70 per share.

Note 9 Subsequent Events

On March 6, 2026, Board of Directors amended the termination date of the Nobility Homes, Inc. 2011 Stock Incentive Plan from June 1, 2026 until June 1, 2031.

The Board of Directors on March 6, 2026 declared a one-time cash dividend of $1.50 per common share for the fiscal year 2025. The cash dividend is payable on April 13, 2026, to stockholders of record as of March 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net sales in the first quarter of 2026 were $10,502,846 compared to $12,241,742 in the first quarter of 2025. Net income was $1,628,326 in the first quarter of 2026, compared to a net income of $1,980,422 in the first quarter of 2025. Total net sales decreased during the first three months of 2026 as compared to same period in 2025 due to a decrease in the number of new retail homes sold in our Company owned retail sales centers (43 homes versus 67 homes) partially offset by an increase in the number of homes sold to independent dealers (57 homes versus 31 homes) which have lower margins. In addition, we are building and selling lower-priced homes to offset costs for customers due to the higher interest rates.

We believe that potential customers have delayed or deferred purchasing decisions, or are generally opting to purchase lower cost homes, when considering the higher interest rate environment and the uncertainty of the economy, which continue to negatively impact sales. There also remain delays in the receipt of certain key production materials from suppliers, as well as back orders, price increases, tariffs and labor shortages which continue to cause delays in the completion of the homes at our manufacturing facility. We also continue to experience inflation in several building products resulting in increases in our material and labor costs. We expect these challenges will continue throughout fiscal year 2026.

According to the Florida Manufactured Housing Association, shipments for the manufacturing housing industry in Florida for the period from November 2025 through January 2026 increased by approximately 2% from the same period last year.

The following table summarizes certain key sales statistics and percentage of gross profit for the three months ended January 31, 2026 and February 1, 2025.

	Three Months Ended
	(Unaudited)
	January 31,	February 1,
	2026	2025
New homes sold through Company owned sales centers	43	67
Homes sold to independent dealers	57	31
Total new factory built homes produced	96	87
Average new manufactured home price - retail	$159,480	$154,016
Average new manufactured home price - wholesale	$68,173	$69,095
As a percent of net sales:
Gross profit from the Company owned retail sales centers	23%	22%
Gross profit from the manufacturing facilities -including intercompany sales	22%	25%

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

Insurance agent commission revenues in the first quarter of 2026 were $78,897 compared to $58,374 in the first quarter of 2025. Revenues are generated by new and renewal policies being written which affect agent commission earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at January 31, 2026 and November 1, 2025.

Gross profit as a percentage of net sales was 30% in the first quarter of 2026 compared to 32% in the first quarter of 2025. The gross profit in the first quarter of 2026 was $3,197,106 compared to $3,970,785 in the first quarter of 2025. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The gross profit as a percentage of net sales decreased due to an increase in the number of homes sold to independent dealers and a decrease in the number of homes sold at our Company owned retail sales centers that generate higher margins.

Selling, general and administrative expenses as a percent of net sales was 13% in the first quarter of 2026 compared to 14% for the first quarter of 2025. Selling, general and administrative expenses in the first quarter of 2026 was $1,369,656 compared to $1,676,650 in the first quarter of 2025. The dollar decrease in selling, general and administrative expenses for the first three months of 2026 versus 2025 were due to decrease in the number of new home sold at our Company owned retail sales centers.

We earned interest income of $255,849 for the first quarter of 2026 compared to $285,278 for the first quarter of 2025. The amount of interest income is primarily a function of change in the interest rates and the amount invested.

Our earnings from Majestic 21 in the first quarter of 2026 were $26,191 compared to $25,805, for the first quarter of 2025. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio vary quarter to quarter, but overall, the earnings will continue to decrease due to the amortization, maturity and payoff of the loans.

We received distributions from 21st Mortgage Corporation in the first quarter of 2026 of $21,446 compared to $38,152 in the first quarter of 2025. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relating to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received. The earnings from the FRSA loan portfolio will vary quarter to quarter, but will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income in the first quarter of 2026 of $2,181,132 as compared to $2,649,213 in the first quarter of 2025.

The Company recorded an income tax expense in the amount of $552,806 in the first quarter of 2026 as compared to $668,791 in first quarter 2025.

We reported net income of $1,628,326 for the first quarter of 2026 or $0.50 per share (basic and diluted), compared to $1,980,422 or $0.61 per share ($0.60 diluted), for the first quarter of 2025.

Liquidity and Capital Resources

Cash and cash equivalents were $11,083,302 at January 31, 2026 compared to $13,230,504 at November 1, 2025. Certificates of deposit were $14,184,546 at January 31, 2026 compared to $13,109,325 at November 1, 2025. Short-term investments were $622,994 at January 31, 2026 compared to $583,128 at November 1, 2025. Working capital was $45,560,911 at January 31, 2026 as compared to $46,866,425 at November 1, 2025. During January 2026, the Company repurchased 100,000 shares of common stock from our President at $29.70 per share ($2,970,000). A cash dividend was paid from our cash reserves in April 2025 in the amount of $1.25 per share ($4,086,247) and on March 6, 2026, we declared a one-time cash dividend of $1.50 per common share for the fiscal year 2025 payable on April 13, 2026, to shareholders of record as March 30, 2026. Prestige new home inventory was $17,073,000 at January 31, 2026 compared to $16,605,049 at November 1, 2025. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned homes, and do not incur any third-party floor plan financing expenses.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary for its operations. The Company also has approximately $4.8million of cash surrender value of life insurance which it would be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of January 31, 2026, the Company continued to report a strong balance sheet which included total assets of approximately $65.9 million which was funded primarily by stockholders’ equity of approximately $59.4 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2026.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1, 3 and 4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchase by the Company of its common stock during the three months ended January 31, 2026.

	Total number		Toal number of shares	Maximum number of shares
	of shares	Average price	purchased as part of public	that may yet be purchased
Period	repurchased	paid per share	announced plans or programs*	under the plans or programs*
Nov 02, - Nov 30, 2025	0	$0.00	0	0
Dec 01, - Dec 31, 2025	0	$0.00	0	0
Jan 01, - Jan 31, 2026	100,000	$29.70	100,000	0

*The Company’s Board of Directors in September of 2025, authorized the Company to repurchase up to 200,000 shares of the Company’s common stock during fiscal year 2026 on the open market. During the three months ended January 31, 2026, the Company repurchased an aggregate of 100,000 shares of common stock. There were no shares of its common stock purchased in the first quarter of 2025.

Item 5. Other Information

During the three months ended January 31, 2026 no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

NOBILITY HOMES, INC.

DATE: March 17, 2026	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: March 17, 2026	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President, Secretary
and Chief Financial Officer

DATE: March 17, 2026	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer