Form 10-Q
period 2026-05-02
NOBILITY HOMES INC
filed 2026-06-16
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on June 16, 2026
Common Stock	3,153,665

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	May 2, 2026	November 1, 2025

Assets
Current assets:
Cash and cash equivalents	$9,857,859	$13,230,504
Certificates of deposit	13,745,644	13,109,325
Short-term investments at fair value	552,962	583,128
Accounts receivable - trade	3,237,207	4,602,671
Mortgage notes receivable	4,736	3,645
Inventories	20,457,355	19,733,235
Prepaid expenses and other current assets	1,796,819	2,000,403
Total current assets	49,652,582	53,262,911
Property, plant and equipment, net	8,142,819	8,230,055
Mortgage notes receivable, less current portion	141,823	143,373
Other investments	594,733	553,752
Property held for resale	26,590	26,590
Cash surrender value of life insurance	4,904,430	4,772,430
Other assets	156,287	156,287
Total assets	$63,619,264	$67,145,398
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$604,475	$586,001
Accrued compensation	513,307	765,853
Accrued expenses and other current liabilities	1,748,769	1,590,827
Income taxes payable	590,510	658,461
Customer deposits	3,562,374	2,795,344
Total current liabilities	7,019,435	6,396,486
Deferred income taxes	82,143	34,069
Total liabilities	7,101,578	6,430,555
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,153,665 and 3,253,665 shares outstanding	536,491	536,491
Additional paid in capital	11,432,182	11,316,595
Retained earnings	77,695,175	79,037,919
Less treasury stock at cost, 2,211,242 and 2,111,242 shares, respectively	(33,146,162)	(30,176,162)
Total stockholders’ equity	56,517,686	60,714,843
Total liabilities and stockholders’ equity	$63,619,264	$67,145,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Net sales	$12,410,560	$14,757,337	$22,913,406	$26,999,079
Cost of sales	(8,780,363)	(10,125,921)	(16,086,103)	(18,396,878)
Gross profit	3,630,197	4,631,416	6,827,303	8,602,201
Selling, general and administrative expenses	(1,532,710)	(1,889,197)	(2,902,366)	(3,565,847)
Operating income	2,097,487	2,742,219	3,924,937	5,036,354
Other income (expense):
Interest income	217,606	298,318	473,455	583,596
Undistributed earnings in joint venture - Majestic 21	14,790	21,462	40,981	47,269
Proceeds received under escrow arrangement	36,868	42,066	58,314	80,218
Decrease in fair market value of equity investment	(70,032)	(96,104)	(30,166)	(99,020)
Gain on disposal of property, plant and equipment	—	1,000	1,000	1,000
Miscellaneous	60,025	16,965	69,355	25,722
Total other income	259,257	283,707	612,939	638,785
Income before provision for income taxes	2,356,744	3,025,926	4,537,876	5,675,139
Income tax expense	(597,317)	(733,606)	(1,150,123)	(1,402,397)
Net income	$1,759,427	$2,292,320	$3,387,753	$4,272,742
Weighted average number of shares outstanding:
Basic	3,153,665	3,268,991	3,202,017	3,268,910
Diluted	3,158,972	3,276,400	3,207,761	3,276,808
Net income per share:
Basic	$0.56	$0.70	$1.06	$1.31
Diluted	$0.56	$0.70	$1.06	$1.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended May 2, 2026 and May 3, 2025

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 1, 2025	3,253,665	$536,491	$11,316,595	$79,037,919	$(30,176,162)	$60,714,843
Purchase of treasury stock	(100,000)	—	—	—	(2,970,000)	(2,970,000)
Stock-based compensation	—	—	60,138	—	—	60,138
Net income	—	—	—	1,628,326	—	1,628,326
Balance at January 31, 2026	3,153,665	536,491	11,376,733	80,666,245	(33,146,162)	59,433,307
Cash dividend $1.50 per
common share	—	—	—	(4,730,497)	—	(4,730,497)
Stock-based compensation	—	—	55,449	—	—	55,449
Net income	—	—	—	1,759,427	—	1,759,427
Balance at May 2, 2026	3,153,665	$536,491	$11,432,182	$77,695,175	$(33,146,162)	$56,517,686

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 2, 2024	3,268,829	$536,491	$11,140,687	$74,677,783	$(29,758,438)	$56,596,523
Stock-based compensation	—	—	40,254	—	—	40,254
Net income	—	—	—	1,980,422	—	1,980,422
Balance at February 1, 2025	3,268,829	536,491	11,180,941	76,658,205	(29,758,438)	58,617,199
Cash dividend $1.25 per
common share	—	—	—	(4,086,247)	—	(4,086,247)
Stock-based compensation	169	—	38,124	—	2,400	40,524
Net income	—	—	—	2,292,320	—	2,292,320
Balance at May 3, 2025	3,268,998	$536,491	$11,219,065	$74,864,278	$(29,756,038)	$56,863,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 2, 2026	May 3, 2025
Cash flows from operating activities:
Net income	$3,387,753	$4,272,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	134,322	85,151
Deferred income taxes	48,074	8,197
Undistributed earnings in joint venture - Majestic 21	(40,981)	(47,269)
Gain on disposal of property, plant and equipment	(1,000)	(1,000)
Decrease in fair market value of equity investment	30,166	99,020
Stock-based compensation	115,587	80,778
Decrease (increase) in:
Accounts receivable - trade	1,365,464	(761,707)
Inventories	(724,120)	1,065,353
Prepaid expenses and other current assets	203,585	103,942
Interest receivable	(265,957)	(285,062)
(Decrease) increase in:
Accounts payable	18,474	213,295
Accrued compensation	(252,546)	21,586
Accrued expenses and other current liabilities	157,941	(424,206)
Income taxes payable	(67,951)	49,199
Customer deposits	767,030	(1,183,112)
Net cash provided by operating activities	4,875,841	3,296,907
Cash flows from investing activities:
Purchase of property, plant and equipment	(47,086)	(166,839)
Purchase of certificates of deposit	(4,000,000)	(4,000,000)
Proceeds from certificates of deposit	3,500,000	4,366,000
Proceeds disposal of property, plant and equipment	1,000	1,000
Collections on interest receivable	129,638	203,600
Collections on mortgage notes receivable	459	222
Increase in cash surrender value of life insurance	(132,000)	(102,000)
Net cash (used in) provided by investing activities	(547,989)	301,983
Cash flows from financing activities:
Payment of cash dividend	(4,730,497)	(4,086,247)
Purchase of treasury stock	(2,970,000)	—
Net cash (used in) financing activities	(7,700,497)	(4,086,247)
Decrease in cash and cash equivalents	(3,372,645)	(487,357)
Cash and cash equivalents at beginning of period	13,230,504	13,521,296
Cash and cash equivalents at end of period	$9,857,859	$13,033,939
Supplemental disclosure of cash flows information:
Income taxes paid	$1,170,000	$1,345,000
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three and six months ended May 2, 2026 and May 3, 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended May 2, 2026, are not necessarily indicative of the results of the full fiscal year.

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

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s consolidated balance sheets. The Company had no consigned inventory as of May 2, 2026 and November 1, 2025.

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

NOBILITY HOMES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A breakdown of the elements of inventory at May 2, 2026 and November 1, 2025 is as follows:

	May 2,	November 1,
	2026	2025

Raw materials	$1,262,050	$1,246,972
Work-in-process	141,357	169,467
Finished homes - Nobility manufactured	12,206,718	11,836,197
Finished homes - Other manufactured	4,918,519	4,768,852
Pre-owned homes	1,661,074	1,471,432
Model home furniture	267,637	240,315
Inventories	$20,457,355	$19,733,235

Note 4 Short-term Investments

The following is a summary of short-term investments at May 2, 2026 and November 1, 2025.

	May 2, 2026

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$385,032	$—	$552,962

	November 1, 2025

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$415,198	$—	$583,128

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

NOBILITY HOMES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables represent the Company’s financial assets and liabilities which are carried at fair value at May 2, 2026 and November 1, 2025.

	May 2, 2026

	Level 1	Level 2	Level 3
Equity securities in a public company	$552,962	$—	$—

	November 1, 2025

	Level 1	Level 2	Level 3
Equity securities in a public company	$583,128	$—	$—

Note 6 Net Income per Share

These condensed consolidated financial statements include “basic” and “diluted” net income per share information for all periods presented. The basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding (see the condensed consolidated statement of income for weighted average shares outstanding for each period). The diluted net income per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive common shares, which are the result of outstanding stock options. The Company reported net income of $1,759,427 for the second quarter of 2026 or $0.56 per share (basic and diluted), compared to $2,292,320 or $0.70 per share (basic and diluted) for the second quarter of 2025. For the first six months of 2026, the Company reported net income of $3,387,753 or $1.06 per share (basic and diluted) compared to $4,272,742 or $1.31 (diluted $1.30 per share for the first six months of 2025.. For the three and six months ended May 2, 2026 and May 3, 2025, the Company had 107,900 and 80,650 unexercised stock options outstanding, respectively, that were anti-dilutive.

Note 7 Revenues by Products and Services

The Company operates in one business segment, which is manufactured housing and ancillary services.

Revenues by net sales from manufactured housing homes and insurance agent commissions for the three and six months ended May 2, 2026 and May 3, 2025 are as follows.

	Three Months Ended		Six Months Ended

	May 2,	May 3,	May 2,	May 3,
	2026	2025	2026	2025
Manufactured housing
Homes sold through Company owned sales centers	$8,107,207	$10,292,466	$14,964,826	$20,611,528
Homes sold to independent dealers and through manufactured home parks, net	4,234,597	4,387,441	7,800,927	6,251,747
	12,341,804	14,679,907	22,765,753	26,863,275
Insurance agent commissions	68,756	77,430	147,653	135,804
Total net sales	$12,410,560	$14,757,337	$22,913,406	$26,999,079

Note 8 Related Party Transaction

In January 2026, the Company repurchased 100,000 shares of common stock from our President at $29.70 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net sales in the second quarter of 2026 were $12,410,560 compared to $14,757,337 in the second quarter of 2025. Total net sales for the first six months of 2026 were $22,913,406 compared to $26,999,079 for the first six months of 2025. The Company reported net income of $1,759,427 in the second quarter of 2026, compared to a net income of $2,292,320 in the second quarter of 2025. Total net sales decreased during the first six months of 2026 as compared to same period in 2025 due to a decrease in the number of new retail homes sold in our Company owned retail sales centers (93 homes versus 132 homes) partially offset by an increase in the number of homes sold to independent dealers (121 homes versus 92 homes) which have lower margins.

We believe that potential customers continue to delay or defer purchasing decisions, or are generally opting to purchase lower cost homes, when considering the higher interest rate environment and the uncertainty of the economy, which continue to negatively impact sales. There also remain delays in the receipt of certain key production materials from suppliers, as well as back orders, price increases, tariffs and labor shortages which continue to cause delays in the completion of the homes at our manufacturing facility. We also continue to experience inflation in several building products resulting in increases in our material costs. We expect these challenges will continue throughout fiscal year 2026 and potentially beyond.

According to the Florida Manufactured Housing Association, shipments for the manufacturing housing industry in Florida for the period from November 2025 through April 2026 increased by approximately 3% from the same period last year.

The following table summarizes certain key sales statistics and percentage of gross profit for the three and six months ended May 2, 2026 and May 3, 2025.

	Three Months Ended		Six Months Ended
	(Unaudited)		(Unaudited)
	May 2,	May 3,	May 2,	May 3,
	2026	2025	2026	2025
New homes sold through Company owned sales centers	50	65	93	132
Homes sold to independent dealers	64	61	121	92
Total new factory built homes produced	108	109	204	196
Average new manufactured home price - retail	$162,144	$158,346	$160,912	$156,148
Average new manufactured home price - wholesale	$72,051	$70,532	$70,226	$69,894
As a percent of net sales:
Gross profit from the Company owned retail sales centers	23%	24%	23%	23%
Gross profit from the manufacturing facilities -including intercompany sales	21%	25%	22%	25%

Maintaining our strong financial position is vital for future growth and success. Our many years of experience in the Florida market, combined with home buyers’ increased need for more affordable housing, should serve the Company well in the coming years. Management remains convinced that our specific geographic market is one of the best long-term growth areas in the country.

On June 5, 2026, we celebrated our 59th anniversary in business specializing in the design and production of quality, affordable manufactured and modular homes. With multiple retail sales centers in Florida for over 35 years and an insurance agency subsidiary, we are the only vertically integrated manufactured home company headquartered in Florida.

Insurance agent commission revenues in the second quarter of 2026 were $68,756 compared to $77,430 in the second quarter of 2025. Insurance agent commission revenues for the six months of 2026 were $147,653 compared to $135,804 for the first six months of 2025. Revenues are generated by new and renewal policies being written which affect agent commissions earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at May 2, 2026 and November 1, 2025.

Gross profit as a percentage of net sales was 29% in the second quarter of 2026 compared to 31% in the second quarter of 2025 and was 30% for the first six months of 2026 compared to 32% for the first six months of 2025. The gross profit in the second quarter of 2026 was $3,630,197 compared to $4,631,416 in the second quarter of 2025 and was $6,827,303 for the first six months of 2026 compared to $8,602,201 for the first six months of 2025. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The gross profit as a percentage of net sales decreased due to a decrease in the number of homes sold at our Company owned retail sales centers that generate higher margins partially offset by an increase in the number of homes sold to independent dealers, which have lower margins than retail sales.

Selling, general and administrative expenses as a percent of net sales was 12% in the second quarter of 2026 compared to 13% for the second quarter of 2025 and was 13% for the first six months of 2026 and 2025, respectively. Selling, general and administrative expenses in the second quarter of 2026 was $1,532,710 compared to $1,889,197 in the second quarter of 2025 and was $2,902,366 for the first six months of 2026 compared to $3,565,847 for the first six months of 2025. The dollar decrease in selling, general and administrative expenses for the first six months of 2026 versus 2025 were due to decrease in the number of new home sold at our Company owned retail sales centers.

We earned interest income of $217,606 for the second quarter of 2026 compared to $298,318 for the second quarter of 2025. For the first six months of 2026, interest income was $473,455 compared to $583,596 in the first six months of 2025. The amount of interest income is primarily a function of interest rates and the amount invested.

Our earnings from Majestic 21 in the second quarter of 2026 were $14,790 compared to $21,462, for the second quarter of 2025. The earnings for the first six months of 2026 were $40,981 compared to $47,569 for the first six months of 2025. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio vary quarter to quarter, but overall, the earnings will continue to decrease due to the amortization, maturity and payoff of the loans.

We received distributions from 21st Mortgage Corporation in the second quarter of 2026 of $36,868 compared to $42,066 in the second quarter of 2025 and $58,314 for the first six months of 2026 compared to $80,218 for the first six months of 2025. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relating to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received. The earnings from the FRSA loan portfolio will vary quarter to quarter, but will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income in the second quarter of 2026 of $2,356,744 as compared to $3,025,926 in the second quarter of 2025. The pre-tax income for the first six months of 2026 was $4,537,876 as compared to $5,675,439 in the first six months of 2025.

The Company recorded an income tax expense in the amount of $597,317 in the second quarter of 2026 as compared to $733,606 in second quarter 2025. Income tax expense for the six months of 2026 was $1,150,123 compared to $1,402,397 for the six months of 2025.

We reported net income of $1,759,427 for the second quarter of 2026 or $0.56 per share, compared to $2,292,320 or $0.70 per share, for the second quarter of 2025. For the first six months of 2026 net income was $3,387,753 or $1.06 per share compared to $4,273,042 or $1.31 (diluted $1.30) per share in the first six months of 2025.

Liquidity and Capital Resources

Cash and cash equivalents were $9,857,859 at May 2, 2026 compared to $13,230,504 at November 1, 2025. Certificates of deposit were $13,745,644 at May 2, 2026 compared to $13,109,325 at November 1, 2025. Short-term investments were $552,962 at May 2, 2026 compared to $583,128 at November 1, 2025. Working capital was $42,633,147 at May 2, 2026 as compared to $46,866,425 at November 1, 2025. A cash dividend was paid from our cash reserves in April 2026 in the amount of $1.50 per share ($4,730,497). In January 2026, the Company repurchased 100,000 shares of common stock from our President at $29.70 per share ($2,970,000). Prestige new home inventory was $17,125,237 at May 2, 2026 compared to $16,605,049 at November 1, 2025. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned homes, and do not incur any third-party floor plan financing expenses.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary for its operations. The Company also has approximately $4.9 million of cash surrender value of life insurance which it would be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of May 2, 2026, the Company continued to report a strong balance sheet which included total assets of approximately $63.6 million which was funded primarily by stockholders’ equity of approximately $56.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 2, 2026.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1, 3 and 4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchased any shares of its common stock during the second quarter ended May 2, 2026.

Item 5. Other Information

During the three months ended May 2, 2026 no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

NOBILITY HOMES, INC.

DATE: June 16, 2026	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: June 16, 2026	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President, Secretary
and Chief Financial Officer

DATE: June 16, 2026	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer