Form 10-Q
period 2026-08-01
NOBILITY HOMES INC
filed 2026-09-15
CIK 72205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding on September 15, 2026
Common Stock	3,153,665

NOBILITY HOMES, INC.

NOBILITY HOMES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	August 1, 2026	November 1, 2025

Assets
Current assets:
Cash and cash equivalents	$13,417,420	$13,230,504
Certificates of deposit	11,697,609	13,109,325
Short-term investments at fair value	684,503	583,128
Accounts receivable - trade	4,301,664	4,602,671
Mortgage notes receivable	5,294	3,645
Inventories	19,622,587	19,733,235
Prepaid expenses and other current assets	1,519,431	2,000,403
Total current assets	51,248,508	53,262,911
Property, plant and equipment, net	8,230,439	8,230,055
Mortgage notes receivable, less current portion	138,749	143,373
Other investments	611,417	553,752
Property held for resale	26,590	26,590
Cash surrender value of life insurance	4,970,430	4,772,430
Other assets	156,287	156,287
Total assets	$65,382,420	$67,145,398
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$693,589	$586,001
Accrued compensation	529,252	765,853
Accrued expenses and other current liabilities	1,419,320	1,590,827
Income taxes payable	1,193,863	658,461
Customer deposits	3,048,824	2,795,344
Total current liabilities	6,884,848	6,396,486
Deferred income taxes	76,904	34,069
Total liabilities	6,961,752	6,430,555
Commitments and contingencies (reference note 9)	—	—
Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.10 par value, 10,000,000 shares authorized; 5,364,907 shares issued; 3,153,665 and 3,253,665 shares outstanding	536,491	536,491
Additional paid in capital	11,438,822	11,316,595
Retained earnings	79,591,517	79,037,919
Less treasury stock at cost, 2,211,242 and 2,111,242 shares, respectively	(33,146,162)	(30,176,162)
Total stockholders’ equity	58,420,668	60,714,843
Total liabilities and stockholders’ equity	$65,382,420	$67,145,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$12,138,230	$12,021,194	$35,051,636	$39,020,273
Cost of sales	(8,646,241)	(8,173,008)	(24,732,344)	(26,569,886)
Gross profit	3,491,989	3,848,186	10,319,292	12,450,387
Selling, general and administrative expenses	(1,384,120)	(1,670,585)	(4,286,486)	(5,236,432)
Operating income	2,107,869	2,177,601	6,032,806	7,213,955
Other income (expense):
Interest income	213,928	270,139	687,383	853,735
Undistributed earnings in joint venture - Majestic 21	16,684	25,624	57,665	72,893
Proceeds received under escrow arrangement	13,565	36,094	71,879	116,312
Increase (decrease) in fair market value of equity investment	131,541	(16,316)	101,375	(115,336)
Gain on disposal of property, plant and equipment	—	—	1,000	1,000
Miscellaneous	10,869	(25)	80,224	25,697
Total other income	386,587	315,516	999,526	954,301
Income before provision for income taxes	2,494,456	2,493,117	7,032,332	8,168,256
Income tax expense	(598,114)	(667,846)	(1,748,237)	(2,070,243)
Net income	$1,896,342	$1,825,271	$5,284,095	$6,098,013
Weighted average number of shares outstanding:
Basic	3,153,665	3,268,998	3,185,899	3,268,939
Diluted	3,159,240	3,274,456	3,191,587	3,276,061
Net income per share:
Basic	$0.60	$0.56	$1.66	$1.87
Diluted	$0.60	$0.56	$1.66	$1.86

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended August 1, 2026 and August 2, 2025

(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 1, 2025	3,253,665	$536,491	$11,316,595	$79,037,919	$(30,176,162)	$60,714,843
Purchase of treasury stock	(100,000)	—	—	—	(2,970,000)	(2,970,000)
Stock-based compensation	—	—	60,138	—	—	60,138
Net income	—	—	—	1,628,326	—	1,628,326
Balance at January 31, 2026	3,153,665	536,491	11,376,733	80,666,245	(33,146,162)	59,433,307
Cash dividend $1.50 per common share	—	—	—	(4,730,497)	—	(4,730,497)
Stock-based compensation	—	—	55,449	—	—	55,449
Net income	—	—	—	1,759,427	—	1,759,427
Balance at May 2, 2026	3,153,665	536,491	11,432,182	77,695,175	(33,146,162)	56,517,686
Stock-based compensation	—	—	27,240	—	—	27,240
Stock option redemption	—	—	(20,600)	—	—	(20,600)
Net income	—	—	—	1,896,342	—	1,896,342
Balance at August 1, 2026	3,153,665	$536,491	$11,438,822	$79,591,517	$(33,146,162)	$58,420,668

	Common Stock Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance at November 2, 2024	3,268,829	$536,491	$11,140,687	$74,677,783	$(29,758,438)	$56,596,523
Stock-based compensation	—	—	40,254	—	—	40,254
Net income	—	—	—	1,980,422	—	1,980,422
Balance at February 1, 2025	3,268,829	536,491	11,180,941	76,658,205	(29,758,438)	58,617,199
Cash dividend $1.25 per
common share	—	—	—	(4,086,247)	—	(4,086,247)
Stock-based compensation	169	—	38,124	—	2,400	40,524
Net income	—	—	—	2,292,320	—	2,292,320
Balance at May 3, 2025	3,268,998	536,491	11,219,065	74,864,278	(29,756,038)	56,863,796
Stock-based compensation	—	—	35,454	—	—	35,454
Net income	—	—	—	1,825,271	—	1,825,271
Balance at August 2, 2025	3,268,998	$536,491	$11,254,519	$76,689,549	$(29,756,038)	$58,724,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 1, 2026	August 2, 2025
Cash flows from operating activities:
Net income	$5,284,095	$6,098,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	201,483	127,728
Deferred income taxes	42,835	17,763
Undistributed earnings in joint venture - Majestic 21	(57,665)	(72,893)
Gain on disposal of property, plant and equipment	(1,000)	(1,000)
(Increase) decrease in fair market value of equity investment	(101,375)	115,336
Stock-based compensation	142,827	116,232
Decrease (increase) in:
Accounts receivable - trade	301,007	168,089
Inventories	110,648	1,227,138
Prepaid expenses and other current assets	480,972	(310,961)
Interest receivable	(88,284)	(18,427)
(Decrease) increase in:
Accounts payable	107,588	(297,950)
Accrued compensation	(236,601)	(55,169)
Accrued expenses and other current liabilities	(171,507)	(328,988)
Income taxes payable	535,402	(67,519)
Customer deposits	253,480	(2,329,325)
Net cash provided by operating activities	6,803,905	4,388,067
Cash flows from investing activities:
Purchase of property, plant and equipment	(201,867)	(175,107)
Purchase of certificates of deposit	(6,500,000)	(7,500,000)
Proceeds from certificates of deposit	8,000,000	8,366,000
Proceeds from disposal of property, plant and equipment	1,000	1,000
Collections on mortgage notes receivable	2,975	460
Increase in cash surrender value of life insurance	(198,000)	(153,000)
Net cash provided by investing activities	1,104,108	539,353
Cash flows from financing activities:
Payment of cash dividend	(4,730,497)	(4,086,247)
Cash paid for stock options redemption	(20,600)	—
Purchase of treasury stock	(2,970,000)	—
Net cash (used in) financing activities	(7,721,097)	(4,086,247)
Increase in cash and cash equivalents	186,916	841,173
Cash and cash equivalents at beginning of period	13,230,504	13,521,296
Cash and cash equivalents at end of period	$13,417,420	$14,362,469
Supplemental disclosure of cash flows information:
Income taxes paid	$1,170,000	$2,120,000
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBILITY HOMES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended August 1, 2026 and August 2, 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the nine months ended August 1, 2026, are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2025.

Note 2 Recently Issued Accounting Standards

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. This standard was effective for the Company beginning November 3, 2024. There was no impact on our consolidated financial statements. The Company has one reportable segment, and its President is the Chief Operation Decision Maker.

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

Inventory held at consignment locations by affiliated entities is included in the Company’s inventory on the Company’s consolidated balance sheets. The Company had no consigned inventory as of August 1, 2026 and November 1, 2025.

Pre-owned homes are also taken as trade-ins on new home sales (Trade-in Inventory). This inventory is recorded at estimated actual wholesale value, which is generally lower than market value, determined on the specific identification method, plus refurbishment

NOBILITY HOMES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

costs incurred to date to bring the inventory to a more saleable state. The Trade-in Inventory amount is reduced where necessary on a unit specific basis by a valuation reserve, which management believes results in inventory being valued at net realizable value.

Other inventory costs are determined on a first-in, first-out basis.

A breakdown of the elements of inventory at August 1, 2026 and November 1, 2025 is as follows:

	August 1,	November 1,
	2026	2025

Raw materials	$1,202,497	$1,246,972
Work-in-process	134,188	169,467
Finished homes - Nobility manufactured	11,737,227	11,836,197
Finished homes - Other manufactured	4,556,842	4,768,852
Pre-owned homes	1,732,409	1,471,432
Model home furniture - net of depreciation	259,424	240,315
Inventories	$19,622,587	$19,733,235

Note 4 Short-term Investments

The following is a summary of short-term investments at August 1, 2026 and November 1, 2025.

	August 1, 2026

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$516,573	$—	$684,503

	November 1, 2025

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities in a public company	$167,930	$415,198	$—	$583,128

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

NOBILITY HOMES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables represent the Company’s financial assets and liabilities which are carried at fair value at August 1, 2026 and November 1, 2025.

	August 1, 2026

	Level 1	Level 2	Level 3
Equity securities in a public company	$684,503	$—	$—

	November 1, 2025

	Level 1	Level 2	Level 3
Equity securities in a public company	$583,128	$—	$—

Note 6 Net Income per Share

These condensed consolidated financial statements include “basic” and “diluted” net income per share information for all periods presented. The basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding (see the condensed consolidated statement of income for weighted average shares outstanding for each period). The diluted net income per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive common shares, which are the result of outstanding stock options. The Company reported net income of $1,896,342 for the three months of 2026 or $0.60 per share (basic and diluted), compared to $1,825,271 or $0.56 per share (basic and diluted) for the three months of 2025. For the first nine months of 2026, the Company reported net income of $5,284,095 or $1.66 per share (basic and diluted) compared to $6,098,013 or $1.87 (diluted $1.86) per share for the first nine months of 2025. For the three and nine months ended August 1 2026 and August 2, 2025, the Company had 82,900 and 80,650 unexercised stock options outstanding, respectively, that were anti-dilutive and excluded from diluted net income per share for such periods.

Note 7 Revenues by Products and Services

The Company operates in one business segment, which is manufactured housing and ancillary services. As of August 1, 2026 customer deposits was $3,048,824 and are expected to be recognized as revenue within a year.

Revenues by net sales from manufactured housing and insurance agent commissions for the three and nine months ended August 1, 2026 and August 2, 2025 are as follows.

	Three Months Ended		Nine Months Ended

	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Manufactured housing
Homes sold through Company owned sales centers	$8,001,443	$9,748,377	$23,285,409	$30,359,905
Homes sold to independent dealers and through manufactured home parks, net	4,080,046	2,171,133	11,561,834	8,422,881
	12,081,489	11,919,510	34,847,243	38,782,786
Insurance agent commissions	56,741	101,684	204,393	237,487
Total net sales	$12,138,230	$12,021,194	$35,051,636	$39,020,273

Note 8 Related Party Transactions

In January 2026, the Company repurchased 100,000 shares of common stock from our President at $29.70 per share.

Note 9 Commitments and Contingent Liabilities

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

Note 10 Subsequent Event

The Company evaluated subsequent events from the balance sheet date through September 15, 2026, the date these condensed consolidated financial statements were issued. No material subsequent events were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net sales in the third quarter of 2026 were $12,138,230 compared to $12,021,194 in the third quarter of 2025. Total net sales for the first nine months of 2026 were $35,051,636 compared to $39,020,273 for the first nine months of 2025. The Company reported net income of $1,896,342 in the third quarter of 2026, compared to a net income of $1,825,271 in the third quarter of 2025 and net income was $5,284,095 for the first nine months of 2026 compared to $6,098,013 for the first nine months of 2025. Total net sales decreased during the first nine months of 2026 as compared to same period in 2025 due to a decrease in the number of new retail homes sold in our Company owned retail sales centers (137 homes versus 195 homes) partially offset by an increase in the number of homes sold to independent dealers (184 homes versus 129 homes) which sales have lower margins.

We believe that potential customers continue to delay or defer purchasing decisions, or are generally opting to purchase lower cost homes, when considering the higher interest rate environment and the uncertainty of the economy, which continue to negatively impact sales. There also remain delays in the receipt of certain key production materials from suppliers, as well as back orders, price increases, tariffs and labor shortages which continue to cause delays in the completion of the homes at our manufacturing facility. We also continue to experience inflation in several building products resulting in increases in our material costs. We expect these challenges will continue throughout fiscal years 2026 and 2027 and potentially beyond.

According to the Florida Manufactured Housing Association, shipments for the manufacturing housing industry in Florida for the period from November 2025 through July 2026 increased by approximately 6% from the same period last year.

The following table summarizes certain key sales statistics and percentage of gross profit for the three and nine months ended August 1, 2026 and August 2, 2025

	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
New homes sold through Company owned sales centers	44	63	137	195
Homes sold to independent dealers	63	37	184	129
Total new factory built homes produced	99	95	303	291
Average new manufactured home price - retail	$177,939	$154,268	$166,380	$155,540
Average new manufactured home price - wholesale	$69,549	$69,246	$70,005	$69,683
As a percent of net sales:
Gross profit from the Company owned retail sales centers	22%	23%	23%	23%
Gross profit from the manufacturing facilities -including intercompany sales	24%	23%	22%	24%

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

Insurance agent commission revenues in the third quarter of 2026 were $56,741 compared to $101,684 in the third quarter of 2025. Insurance agent commission revenues for the nine months of 2026 were $204,393 compared to $237,487 for the first nine months of 2025. Revenues are generated by new and renewal policies being written which affect agent commissions earned. The Company establishes appropriate reserves for policy cancellations based on numerous factors, including past transaction history with customers, historical experience and other information, which is periodically evaluated and adjusted as deemed necessary. In the opinion of management, no reserve was deemed necessary for policy cancellations at August 1, 2026 and November 1, 2025.

Gross profit as a percentage of net sales was 29% in the third quarter of 2026 compared to 32% in the third quarter of 2025 and was 30% for the first nine months of 2026 compared to 32% for the first nine months of 2025. The gross profit in the third quarter of 2026 was $3,491,989 compared to $3,848,186 in the third quarter of 2025 and was $10,319,292 for the first nine months of 2026 compared to $12,450,387 for the first nine months of 2025. The gross profit is dependent on the sales mix of wholesale and retail homes and number of pre-owned homes sold. The gross profit as a percentage of net sales decreased due to a decrease in the number of homes sold at our Company owned retail sales centers that generate higher margins partially offset by an increase in the number of homes sold to independent dealers, which have lower margins than retail sales.

Selling, general and administrative expenses as a percent of net sales was 11% in the third quarter of 2026 compared to 14% for the third quarter of 2025 and was 12% for the first nine months of 2026 compared to 13% for the first nine months of 2025. Selling, general and administrative expenses in the third quarter of 2026 was $1,384,120 compared to $1,670,585 in the third quarter of 2025 and was $4,286,486 for the first nine months of 2026 compared to $5,236,432 for the first nine months of 2025. The dollar decrease in selling, general and administrative expenses for the first nine months of 2026 versus 2025 were due to decrease in the number of new home sold at our Company owned retail sales centers.

We earned interest income of $213,928 for the third quarter of 2026 compared to $270,139 for the third quarter of 2025. For the first nine months of 2026, interest income was $687,383 compared to $853,735 in the first nine months of 2025. The amount of interest income is primarily a function of interest rates and the amount invested.

Our earnings from Majestic 21 in the third quarter of 2026 were $16,684 compared to $25,624, for the third quarter of 2025. The earnings for the first nine months of 2026 were $57,665 compared to $72,893 for the first nine months of 2025. The earnings from Majestic 21 represent the allocation of profit and losses which are owned 50% by 21st Mortgage Corporation and 50% by the Company. The earnings from the Majestic 21 loan portfolio vary quarter to quarter, but overall, the earnings will continue to decrease due to the amortization, maturity and payoff of the loans.

We received distributions from 21st Mortgage Corporation in the third quarter of 2026 of $13,565 compared to $36,094 in the third quarter of 2025 and $71,879 for the first nine months of 2026 compared to $116,312 for the first nine months of 2025. The distributions are from an escrow arrangement related to a Finance Revenue Sharing Agreement (FRSA) between 21st Mortgage Corporation and the Company. The distributions from the escrow arrangement, relating to certain loans financed by 21st Mortgage Corporation, are recorded as income by the Company when received. The earnings from the FRSA loan portfolio will vary quarter to quarter, but will continue to decrease due to the amortization and payoff of the loans.

The Company realized pre-tax income in the third quarter of 2026 of $2,494,456 as compared to $2,493,117 in the third quarter of 2025. The pre-tax income for the first nine months of 2026 was $7,032,332 as compared to $8,168,256 in the first nine months of 2025.

The Company recorded an income tax expense in the amount of $598,114 in the third quarter of 2026 as compared to $667,846 in the third quarter of 2025. Income tax expense for the nine months of 2026 was $1,748,237 compared to $2,070,243 for the nine months of 2025.

We reported net income of $1,896,342 for the third quarter of 2026 or $0.60 per share, compared to $1,825,271 or $0.56 per share, for the third quarter of 2025. For the first nine months of 2026 net income was $5,284,095 or $1.66 per share compared to $6,098,013 or $1.87 (diluted $1.86) per share in the first nine months of 2025.

Liquidity and Capital Resources

Cash and cash equivalents were $13,417,420 at August 1, 2026 compared to $13,230,504 at November 1, 2025. Certificates of deposit were $11,697,609 at August 1, 2026 compared to $13,109,325 at November 1, 2025. Short-term investments were $684,503 at August 1, 2026 compared to $583,128 at November 1, 2025. Working capital was $44,363,660 at August 1, 2026 as compared to $46,866,425 at November 1, 2025. A cash dividend was paid from our cash reserves in April 2026 in the amount of $1.50 per share ($4,730,497). In January 2026, the Company repurchased 100,000 shares of common stock from our President at $29.70 per share ($2,970,000). Prestige new home inventory was $16,237,801 at August 1, 2026 compared to $16,605,049 at November 1, 2025. We own the entire inventory for our Prestige retail sales centers, which includes new and pre-owned homes, and do not incur any third-party floor plan financing expenses.

The Company currently has no line of credit facility and no debt and does not believe that such a facility is currently necessary for its operations. The Company also has approximately $5.0 million of cash surrender value of life insurance which it would be able to access as an additional source of liquidity though the Company has not currently viewed this to be necessary. As of August 1, 2026, the Company continued to report a strong balance sheet which included total assets of approximately $65.4 million which was funded primarily by stockholders’ equity of approximately $58.4 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of August 1, 2026.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION AND SIGNATURES

There were no reportable events for Item 1, 3 and 4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the third quarter ended August 1, 2026.

Item 5. Other Information

During the three months ended August 1, 2026 no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

NOBILITY HOMES, INC.

DATE: September 15, 2026	By:	/s/ Terry E. Trexler
Terry E. Trexler, Chairman,
President and Chief Executive Officer

DATE: September 15, 2026	By:	/s/ Thomas W. Trexler
Thomas W. Trexler, Executive Vice President, Secretary
and Chief Financial Officer

DATE: September 15, 2026	By:	/s/ Lynn J. Cramer, Jr.
Lynn J. Cramer, Jr., Treasurer
and Principal Accounting Officer